Form 10-Q
period 2016-11-27
Lamb Weston Holdings, Inc.
filed 2017-01-10
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 1-37830

LAMB WESTON HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1797411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

599 S. Rivershore Lane Eagle, Idaho	83616
(Address of principal executive offices)	(Zip Code)

(208) 938-1047

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No ☒*

* The registrant became subject to such requirements on October 12, 2016.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐			Accelerated filer	☐
Non-accelerated filer ☒		(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 30, 2016, the Registrant had 146,058,934 shares of common stock, par value $1.00 per share, outstanding.

Part I. FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Unaudited Condensed Combined and Consolidated Statements of Earnings for the Thirteen and Twenty-Six Weeks ended November 27, 2016 and November 29, 2015	3
	Unaudited Condensed Combined and Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Twenty-Six Weeks ended November 27, 2016 and November 29, 2015	4
	Unaudited Condensed Combined and Consolidated Balance Sheets as of November 27, 2016 and May 29, 2016	5
	Unaudited Condensed Combined and Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended November 27, 2016 and November 29, 2015	6
	Notes to Condensed Combined and Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4	Controls and Procedures	38
Part II. OTHER INFORMATION		38
Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3	Defaults Upon Senior Securities	39
Item 4	Mine Safety Disclosures	39
Item 5	Other Information	39
Item 6	Exhibits	40

All reports we file with the Securities and Exchange Commission (SEC) are available free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.lambweston.com as soon as reasonably practicable after filing such material with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Earnings

(unaudited, dollars in millions, except per-share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 29,	November 27,	November 29,
	2016	2015	2016	2015
Net sales	$790.7	$740.3	$1,567.0	$1,488.1
Cost of sales	591.8	578.5	1,187.5	1,185.0
Gross profit	198.9	161.8	379.5	303.1
Selling, general and administrative expenses	73.4	52.3	129.0	109.0
Income from operations	125.5	109.5	250.5	194.1
Interest expense, net	6.8	1.5	8.3	2.8
Income before income taxes and equity method earnings	118.7	108.0	242.2	191.3
Income tax expense	33.9	38.7	84.9	71.0
Equity method investment earnings	6.2	7.7	16.8	20.2
Net income	91.0	77.0	174.1	140.5
Less: Income attributable to noncontrolling interests	3.8	3.7	7.3	5.2
Net income attributable to Lamb Weston Holdings, Inc.	$87.2	$73.3	$166.8	$135.3
Earnings per share
Basic	$0.59	$0.50	$1.14	$0.92
Diluted	$0.59	$0.50	$1.13	$0.92

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 27, 2016			November 29, 2015
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$124.9	$(33.9)	$91.0	$115.7	$(38.7)	$77.0
Other comprehensive income (loss):
Unrealized currency translation gains (losses)	(11.9)	—	(11.9)	(8.6)	—	(8.6)
Comprehensive income (loss)	113.0	(33.9)	79.1	107.1	(38.7)	68.4
Less: Comprehensive income attributable to noncontrolling interests	3.8	—	3.8	3.7	—	3.7
Comprehensive income (loss) attributable to Lamb Weston	$109.2	$(33.9)	$75.3	$103.4	$(38.7)	$64.7

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	November 27, 2016			November 29, 2015
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$259.0	$(84.9)	$174.1	$211.5	$(71.0)	$140.5
Other comprehensive income (loss):
Unrealized pension and post-employment benefit obligations	—	—	—	6.7	(1.7)	5.0
Unrealized currency translation gains (losses)	(13.0)	—	(13.0)	(10.4)	—	(10.4)
Comprehensive income (loss)	246.0	(84.9)	161.1	207.8	(72.7)	135.1
Less: Comprehensive income attributable to noncontrolling interests	7.3	—	7.3	5.2	—	5.2
Comprehensive income (loss) attributable to Lamb Weston	$238.7	$(84.9)	$153.8	$202.6	$(72.7)	$129.9

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Balance Sheets

(unaudited, dollars in millions except share data)

	November 27,	May 29,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$69.4	$36.4
Receivables, less allowance for doubtful accounts of $0.6 and $0.5	232.2	186.5
Inventories	615.9	498.9
Prepaid expenses and other current assets	18.5	58.2
Total current assets	936.0	780.0
Property, plant and equipment, net	1,134.3	1,043.1
Goodwill	131.7	133.9
Intangible assets, net	38.3	39.6
Equity method investments	150.8	155.2
Other assets	9.1	6.5
Total assets	$2,400.2	$2,158.3

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility	$80.0	$—
Notes payable	25.2	24.9
Current portion of long-term debt	39.0	13.5
Accounts payable	314.3	238.0
Accrued liabilities	146.6	133.2
Total current liabilities	605.1	409.6
Long-term liabilities:
Long-term debt, excluding current portion	2,382.0	104.6
Deferred income taxes	56.9	144.0
Other noncurrent liabilities	64.8	52.1
Total long-term liabilities	2,503.7	300.7
Commitment and contingencies
Redeemable noncontrolling interest	50.0	47.4
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,046,395 shares issued	146.0	—
Parent companies' invested equity	—	1,409.8
Additional distributed capital	(897.7)	—
Retained earnings	15.3	—
Accumulated other comprehensive loss	(22.2)	(9.2)
Total stockholders' equity (deficit)	(758.6)	1,400.6
Total liabilities and stockholders’ equity (deficit)	$2,400.2	$2,158.3

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Twenty-Six Weeks Ended
	November 27,	November 29,
	2016	2015
Cash flows from operating activities
Net income	$174.1	$140.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	52.1	47.9
Share-based compensation expense	5.2	4.3
Earnings of joint ventures in excess of distributions	(2.8)	(12.5)
Other	(0.4)	(3.1)
Change in operating assets and liabilities:
Receivables	(45.8)	(27.4)
Inventories	(117.0)	(96.7)
Deferred income taxes and income taxes payable, net	(8.3)	7.7
Prepaid expenses and other current assets	41.4	43.5
Accounts payable	59.8	72.4
Accrued liabilities	4.1	(3.7)
Net cash provided by operating activities	$162.4	$172.9
Cash flows from investing activities
Additions to property, plant and equipment	(127.8)	(66.3)
Proceeds from sale of assets	2.0	2.7
Net cash used for investing activities	$(125.8)	$(63.6)
Cash flows from financing activities
Proceeds from short-term borrowings	—	9.8
Borrowings from revolving credit facility	80.0	—
Proceeds from issuance of debt	798.1	—
Debt repayments	(3.4)	(1.4)
Payments of debt issuance costs	(9.6)	—
Net transfers (to) from parent	(38.8)	(121.1)
Cash distribution to parent at Separation	(823.5)	—
Cash distributions paid to noncontrolling interest	(5.6)	(2.8)
Net cash used for financing activities	$(2.8)	$(115.5)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.5)
Net increase (decrease) in cash and cash equivalents	33.0	(6.7)
Cash and cash equivalents, beginning of the period	36.4	30.6
Cash and cash equivalents, end of period	$69.4	$23.9

See Notes to Condensed Combined and Consolidated Financial Statements.

Notes to Condensed Combined and Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”), along with its joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We have four reportable segments: Global, Foodservice, Retail, and Other. See Note 16, Business Segments and Related Information, for additional information on our reportable segments.

On November 9, 2016, Lamb Weston separated from Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra” or “our former parent”) and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of the outstanding common stock of Lamb Weston to Conagra stockholders (which we refer to as the “Separation”). Each Conagra stockholder of record as of 5:00 p.m., New York City time, on November 1, 2016, the “record date,” received one share of Lamb Weston common stock for every three shares of Conagra common stock held on the record date. Approximately 146 million shares of Lamb Weston common stock were distributed on November 9, 2016 to Conagra stockholders. Information related to the Separation and its effect on our financial statements are discussed throughout these Notes to Condensed Combined and Consolidated Financial Statements.

Basis of Presentation

The unaudited quarterly Condensed Combined and Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and twenty-six week periods ended November 27, 2016 and November 29, 2015, and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for a full year. The financial statements for periods prior to the Separation may not reflect what our results of operations would have been had we operated as a separate stand-alone company and may not be indicative of our future results of operations. These quarterly financial statements and notes should be read together with the consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in our registration statement on Form 10, as amended, on October 17, 2016 (the “Form 10”).

Prior to Separation

Prior to the Separation from Conagra on November 9, 2016 (the “Separation Date”), the combined financial statements were prepared using the specific accounting records of the entities which comprise the business of Lamb Weston. In some cases, principally foreign locations, those business activities were contained within entities that were engaged in other business activities of Conagra. Because a direct ownership relationship did not exist among the various units comprising Lamb Weston, Conagra and its subsidiaries’ equity investment is shown in lieu of stockholders’ equity in the combined financial statements. Intercompany investments, accounts, and transactions between the various legal entities comprising Lamb Weston have been eliminated.

Prior to the Separation Date, Lamb Weston’s financial statements included accounts specifically attributed to Lamb Weston and a portion of Conagra’s shared corporate general and administrative expenses. These shared services included, but were not limited to, legal, finance, internal audit, financial reporting, income tax accounting and advisory, insurance, information technology, treasury, and human resources functions. Shared corporate general and administrative expenses not specifically identifiable to Lamb Weston were allocated to Lamb Weston. The allocations were determined on a basis which we consider being reasonable reflections of the utilization of services provided by Conagra. However, these allocations may not reflect the costs and expenses that Lamb Weston would have incurred as a stand-alone company. A more detailed discussion of the relationship with Conagra, including a description of the costs which have been allocated to Lamb Weston and the methods of cost allocation, is included in Note 3, Related Party Transactions.

As further described in Note 3, prior to the Separation Date, Lamb Weston engaged in various intercompany transactions with Conagra and its affiliates, including the sale and purchase of certain products, the procurement of certain materials and services, cash transfers related to Conagra’s centralized cash management process and expense allocations. As Conagra does not settle intercompany transactions with its businesses on a routine basis, all amounts due to (from) Conagra are classified as “Parent companies’ invested equity” on the May 29, 2016 Condensed Combined and Consolidated Balance Sheet. Changes in parent companies’ equity investment arising from cash transactions are presented as “Net transfers (to) from parent” in financing activities in the accompanying Condensed Combined and Consolidated Statements of Cash Flows, notwithstanding that advances from parent companies were utilized to fund Lamb Weston’s working capital requirements.

After Separation

Subsequent to the Separation Date, the consolidated financial statements include the accounts of Lamb Weston and all of its majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we are the primary beneficiary are included in our consolidated financial statements from the date such determination was made. Intercompany investments, accounts, and transactions have been eliminated.

Certain amounts in the prior period combined financial statements have been reclassified to conform with the current period presentation. To conform with the current year presentation, we reclassified the amount associated with the redeemable noncontrolling interest in Lamb Weston BSW, LLC from “Other noncurrent liabilities” to “Redeemable noncontrolling interest” on the May 29, 2016 Condensed Combined and Consolidated Balance Sheet. For additional information, see Note 8, Investments in Joint Ventures.

New and Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. It is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's financial condition, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for income taxes, among other changes, related to stock based compensation. Conagra (and therefore Lamb Weston) early adopted ASU 2016-09 in the first quarter of fiscal 2017 with an effective date of May 30, 2016. The adoption of ASU 2016-09 did not have a material impact on our financial statements.

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification (“ASC”) Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that ASC 842 will have on our financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

In November 2015, the FASB issued ASU 2015-17 Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present all deferred tax assets and liabilities as noncurrent. Conagra (and therefore Lamb Weston) early adopted ASU 2015-17 effective May 30, 2016, and we have reflected our deferred tax assets and liabilities as noncurrent in our Condensed Combined and Consolidated Balance Sheets.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which addresses the measurement of inventory if its value declines or is impaired. The guidance on determining the cost of inventory is not amended. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect this ASU to have a material impact on our financial statements. The standard will be applied prospectively.

In April 2015, the FASB issued ASU 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU conforms the presentation of debt issuance costs with that required for debt discounts under U.S. Generally Accepted Accounting Principles (“GAAP”). Under the ASU, debt issuance costs are presented in the balance sheet as a direct deduction from the related liability rather than as an asset. We applied this guidance retrospectively, as required. No reclassifications of balances at May 29, 2016, were necessary with the adoption of ASU 2015-03. See Note 11, Debt and Financing Obligations for more information.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends the guidance for revenue recognition to replace numerous industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB deferred the effective date of the new revenue recognition standard by one year so that it is now effective for us beginning in fiscal year 2019. Early adoption in fiscal year 2018 is permitted. Lamb Weston is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 29,	November 27,	November 29,
	2016	2015	2016	2015
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$87.2	$73.3	$166.8	$135.3
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.5	0.4	0.9	0.9
Net income available to Lamb Weston common stockholders	$86.7	$72.9	$165.9	$134.4

Denominator (a):
Basic weighted average common shares outstanding	146.0	146.0	146.0	146.0
Add: Dilutive effect of stock options, restricted stock units, and other dilutive securities (b)	0.3	—	0.3	—
Diluted weighted average common shares outstanding	146.3	146.0	146.3	146.0

Earnings per share
Basic	$0.59	$0.50	$1.14	$0.92
Diluted	$0.59	$0.50	$1.13	$0.92

(a)	Earnings per share was calculated based on 146 million shares of Lamb Weston common shares that were distributed to Conagra shareholders on November 9, 2016.

(b)

Diluted earnings per share is calculated using net income available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes unvested share-based awards that are dilutive. For the thirteen and twenty-six weeks ended November 27, 2016, 0.3 million share-based awards were excluded from the computation of diluted EPS because they would be antidilutive. Lamb Weston had no share-based awards outstanding prior to the Separation.

3.    RELATED PARTY TRANSACTIONS

Prior to the Separation, our business was included in the Commercial Foods segment of Conagra and thus our transactions with Conagra were considered related party transactions. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements that govern our relationships with Conagra going forward, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement. Under the transition services agreement, Conagra provides a number of corporate staff services to us based on direct and indirect costs associated with rendering those services. These services include information technology, accounting, and human resource services. The thirteen and twenty-six weeks ended November 27, 2016, include $0.4 million of expenses related to the transition services agreement. The transition services agreement expires in March 2018. Information included in the remainder of this Note 3 with respect to Conagra is strictly limited to our related party transactions with Conagra prior to the Separation Date.

Prior to the Separation Date, Conagra allocated certain selling, general and administrative costs to Lamb Weston based on specific metrics correlated with the cost of services it provided or costs incurred on behalf of the Company (e.g., employee headcount, net sales, and square footage of office space, etc.). Allocations based upon these metrics resulted in $3.4 million and $11.5 million for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively, of selling, general and administrative costs allocated to Lamb Weston; and $7.7 million and $23.3 million for the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively of selling, general and administrative costs allocated to Lamb Weston. Beginning in fiscal 2017, certain departmental charges, which were previously allocated, are now being directly absorbed by Lamb Weston.

The above allocations were consistent with historical allocations for Lamb Weston; however, Conagra did not historically allocate certain other corporate costs to its various segments. For any remaining indirect corporate costs that supported Lamb Weston, Conagra allocated additional selling, general and administrative costs using an equal weighting between Lamb Weston product contribution margin (net sales less cost of sales and advertising and promotion expenses) and Lamb Weston total assets relative to consolidated Conagra product contribution margin and total assets. Allocations of indirect corporate costs were $8.4 million and $10.7 million for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively; and $17.3 million and $24.4 million for the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively, of selling, general and administrative costs. Although it is not practicable to estimate what such costs would have been if Lamb Weston had operated as a separate entity, Lamb Weston considers such allocations to have been made on a reasonable basis. The allocations discussed above ceased after the Separation Date.

The Condensed Combined and Consolidated Balance Sheet as of May 29, 2016 and the Condensed Combined and Consolidated Statements of Earnings for the period up to the Separation Date for the thirteen and twenty-six weeks ended November 27, 2016 and November 29, 2015, include only the specific debt and interest expense of the legal entities that make-up Lamb Weston, and do not include any allocated interest expense or third-party debt of Conagra. See Note 11, Debt and Financing Obligations, for a discussion of indebtedness incurred in connection with the Separation. The interest expense included in Lamb Weston’s results of operations was $6.8 million and $1.5 million for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively; and $8.3 million and $2.8 million for the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively.

Prior to the Separation, Conagra did not settle intercompany transactions with its subsidiaries on a routine basis. As a result, all amounts due to (from) Conagra are classified as “Parent companies’ invested equity” on the Condensed Combined and Consolidated Balance Sheet as of May 29, 2016. It reflects all changes in parent companies’ invested equity for all transactions between Conagra and Lamb Weston, including direct and allocated charges from Conagra to Lamb Weston, intercompany cash transfers, derivative hedging activities performed by Conagra for the benefit of Lamb Weston, sales of potatoes, vegetables, and other products for use by other Conagra affiliates, and net cash management activities. In addition, these financial statements reflect the sale of certain branded products manufactured for distribution by other Conagra affiliates. Income tax payments were made by Conagra on Lamb Weston’s behalf. Income taxes payable were settled in parent companies’ invested equity when payments are made by Conagra.

Included in net sales are sales to Conagra of $4.0 million and $7.5 million for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively; and $8.4 million and $15.5 million for the twenty-six weeks ended

November 27, 2016 and November 29, 2015, respectively. The related cost of sales were $3.4 million and $6.3 million for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively; and $7.0 million and $13.0 million for the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively. Lamb Weston also made purchases from Conagra of $2.6 million and $5.8 million during the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively; and $7.9 million and $10.1 million during the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively.

Conagra guarantees Lamb Weston’s performance under a third-party contract for certain warehousing, handling and transportation services for a portion of its finished goods inventory. The minimum term of the agreement is for a period of 20 years with three five-year renewal options. The costs of these services are adjusted annually, subject to a minimum monthly payment of $1.5 million.

4.    INCOME TAXES

For periods ended on or prior to the Separation Date, we were a member of Conagra’s consolidated group and our U.S. taxable income was included in the consolidated U.S. federal income tax return of Conagra as well as in returns filed by Conagra with certain state and local taxing jurisdictions. Our foreign income tax returns are filed on a separate company basis. For periods prior to the Separation Date, our income tax liability was computed and presented herein under the “separate return method” as if we were a separate tax paying entity.

In connection with the Separation, we entered into various agreements with Conagra that govern the relationship between the parties going forward, including a tax matters agreement. The tax matters agreement was entered into on the Separation Date. Under the tax matters agreement, Conagra is generally responsible for all taxes associated with consolidated federal and state filings (and will be entitled to all related refunds of taxes) imposed on Conagra and its subsidiaries (including subsidiaries that were transferred to Lamb Weston at Separation) with respect to the taxable periods (or portions thereof) ended on or prior to November 9, 2016. Also, pursuant to this agreement, Lamb Weston is generally responsible for all taxes associated with separately filed foreign, state and local tax filings (and will be entitled to all related refunds of taxes) imposed on Lamb Weston and its subsidiaries ended on or prior to November 9, 2016.

In connection with the Separation, Lamb Weston recognized a step-up in tax basis in certain assets, which resulted in a $75.0 million net decrease in deferred tax liabilities and a corresponding increase in equity. The step-up in tax basis related to a deferred intercompany transaction arising in 2008, which until the Distribution Date, was eliminated within Conagra’s consolidated financial statements and federal tax filings.

Income tax expense for the thirteen weeks ended November 27, 2016 and November 29, 2015, was $33.9 million and $38.7 million, respectively, and for the twenty-six weeks ended November 27, 2016 and November 29, 2015, was $84.9 million and $71.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 27% and 33% for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively, and 33% and 34% for the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively. The lower rate in the thirteen weeks ended November 27, 2016, is primarily attributable to an increase in costs determined to be deductible, as well as a discrete benefit arising from a change in estimate relating to fiscal 2016 foreign taxes.

There have been no material changes to the unrecognized tax benefits disclosed in Note 11, Pre-Tax Income and Income Taxes, of the Notes to Combined Financial Statements included in the Form 10. Income taxes paid, net of refunds, were $90.6 million and $61.8 million in the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively.

5.    INVENTORIES

We value our inventories using lower of cost, as determined by the first-in, first-out method, or market. The major classes of inventories were as follows (dollars in millions):

	November 27,	May 29,
	2016	2016
Raw materials and packaging	$199.5	$86.2
Finished goods	379.0	384.3
Supplies and other	37.4	28.4
Inventories	$615.9	$498.9

6.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant, and equipment were as follows (dollars in millions):

	November 27,	May 29,
	2016	2016
Land and land improvements	$138.9	$136.5
Buildings, machinery and equipment	1,815.0	1,776.1
Furniture, fixtures, office equipment and other	62.3	53.1
Construction in progress	155.5	68.5
Property, plant and equipment, at cost	2,171.7	2,034.2
Less accumulated depreciation	(1,037.4)	(991.1)
Property, plant and equipment, net	$1,134.3	$1,043.1

Depreciation expense was $25.8 million and $23.3 million for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively, and $50.6 million and $46.4 million for the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively. At November 27, 2016 and May 29, 2016, purchases of property, plant and equipment included in accounts payable were $32.0 million and $15.5 million, respectively.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 29, 2016	$75.7	$42.8	$10.9	$4.5	$133.9
Foreign currency translation adjustment	(2.2)	—	—	—	(2.2)
Balance at November 27, 2016	$73.5	$42.8	$10.9	$4.5	$131.7

Other identifiable intangible assets were as follows (dollars in millions):

	November 27, 2016			May 29, 2016
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	14	35.1	14.8	14	35.1	13.5
		$53.1	$14.8		$53.1	$13.5

(a)	Non-amortizing intangible assets are comprised of brands and trademarks.

(b)

Amortizing intangible assets are principally composed of customer relationships, licensing arrangements, and intellectual property. During the thirteen weeks ended November 27, 2016 and November 29, 2015, amortization expense was $0.5 million and $0.7 million, respectively. During the twenty-six weeks ended November 27, 2016 and November 29, 2015, amortization expense was $1.3 million and $1.1 million, respectively.

Total intangible assets, net of amortization, excluding goodwill, as of November 27, 2016 and May 29, 2016, were $38.3 million and $39.6 million, respectively. Estimated intangible asset amortization expense for the remainder of fiscal 2017 and the next five years is as follows (dollars in millions):

Amortization
2017 remainder	$1.0
2018	1.9
2019	1.8
2020	1.8
2021	1.8
2022	1.8
Thereafter	10.2
$20.3

8.    INVESTMENTS IN JOINT VENTURES

Variable Interest Entity - Consolidated

We hold a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls. Commencing on June 1, 2018, or on an earlier date under certain circumstances, Lamb Weston has a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). Lamb Weston is currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised.

Our variable interests in Lamb Weston BSW include an equity investment in the venture, the options, certain fees paid to Lamb Weston by Lamb Weston BSW for sales and marketing services, the contingent obligation related to production shortfalls and the contingent obligation to fund additional equity contributions or purchase the underlying notes associated with certain Lamb Weston BSW financings. Lamb Weston’s maximum exposure to loss as a result of Lamb Weston’s involvement with this venture is equal to Lamb Weston’s equity investment in the venture, the balance of any promissory notes extended to the venture which are subject to Lamb Weston’s purchase obligation, and the amount, if any, by which the put option exercise price exceeds the fair value of the non-controlling interest in Lamb Weston BSW upon its exercise. Also, in the event of a production shortfall, we could be required to compensate Ochoa for lost profits. It is not possible to determine the maximum exposure to losses from the potential exercise of the put option or from potential production shortfalls. However, we do not expect to incur material losses resulting from these potential exposures.

Lamb Weston and Lamb Weston BSW purchase potatoes from a shareholder of Ochoa. The aggregate amount of such purchases were $12.5 million and $11.4 million for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively; and $36.6 million and $27.8 million for the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively.

Lamb Weston BSW is a variable interest entity and we have determined that we are the primary beneficiary of the entity. We consolidate the financial statements of Lamb Weston BSW. The amounts presented for Lamb Weston BSW in the table below exclude intercompany balances eliminated in consolidation and include the non-controlling interest at redemption value as reported in the Condensed Combined and Consolidated Balance Sheets (dollars in millions):

	November 27,	May 29,
	2016	2016
Cash and equivalents	$12.0	$4.3
Receivables, less allowance for doubtful accounts (a)	0.1	0.1
Inventories	1.9	1.2
Prepaid expenses and other current assets	0.1	0.4
Property, plant and equipment, net	50.4	52.2
Goodwill	18.8	18.8
Intangible assets, net	4.8	5.2
Total assets	$88.1	$82.2
Notes payable	$—	$1.0
Current portion of long-term debt	1.2	0.5
Accounts payable	10.1	10.9
Accrued liabilities	2.5	1.7
Long-term debt, excluding current portion	28.8	29.5
Total liabilities	$42.6	$43.6
Redeemable noncontrolling interest (b)	$50.0	$47.4

(a)	As of November 27, 2016 and May 29, 2016, affiliate receivables of $22.2 million and $25.8 million are not included above as they are eliminated in consolidation.
(b)	Represents the amount that our joint venture partner, Ochoa, had the right to put its equity interest to Lamb Weston on November 27, 2016 and May 29, 2016.

The liabilities recognized as a result of consolidating the Lamb Weston BSW entity do not represent additional claims on Lamb Weston’s general assets.  In connection with the Lamb Weston BSW long-term debt, we have entered into an agreement with the financial institution which provides that in the event that Lamb Weston BSW fails to comply with certain financial covenants or repayment terms, we are required to either make certain additional equity contributions to Lamb Weston BSW or to purchase the underlying notes. The assets recognized as a result of consolidating Lamb Weston BSW are the property of the venture and are not available to Lamb Weston for any other purpose.

Variable Interest Entity - Not Consolidated

Lamb Weston holds a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. Lamb Weston provides all sales and marketing services to Lamb Weston RDO. Lamb Weston receives a fee for these services based on a percentage of the net sales of the venture. The fees received were $3.4 million and $3.1 million, for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively; and $6.9 million and $6.2 million for the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively. These fees are recorded as a reduction to selling, general, and administrative expense. Our ownership interest in this venture is included in “Equity method investments” in the Condensed Combined and Consolidated Balance Sheets. The balance of Lamb Weston’s investment was $15.8 million and $16.9 million at November 27, 2016 and May 29, 2016, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $32.1 million and $33.9 million as of November 27, 2016 and May 29, 2016, respectively; and term borrowings from banks of $39.9 million and $16.9 million as of November 27, 2016 and May 29, 2016, respectively.

Lamb Weston has determined that Lamb Weston RDO is a variable interest entity, but Lamb Weston is not the primary beneficiary. Lamb Weston does not have the power to direct the activities that most significantly impact the economic performance of the joint venture. Accordingly, Lamb Weston does not consolidate the financial statements of this entity. Lamb Weston uses equity method accounting to account for its ownership in Lamb Weston RDO.

Other Investments

Lamb Weston also holds a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a Netherlands joint venture with Meijer Frozen Foods B.V., headquartered in the Netherlands, which manufactures and sells frozen potato products principally in Europe. We account for this investment using equity method accounting.

Transactions with Joint Ventures

The carrying value of our equity method investments, which include Lamb Weston RDO and Lamb-Weston/Meijer, at November 27, 2016 and May 29, 2016, was $150.8 million and $155.2 million, respectively. These amounts are included in “Equity method investments” in our Condensed Combined and Consolidated Balance Sheets. For the thirteen weeks ended November 27, 2016 and November 29, 2015, we had sales and payments to our equity method investments of $7.2 million and $3.6 million, respectively, and $3.4 million and $3.0 million, respectively; and for the twenty-six weeks ended November 27, 2016 and November 29, 2015, we had sales and payments to our equity method investments of $14.7 million and $6.7 million, respectively, and $7.3 million and $5.5 million, respectively. Total dividends from our equity method investments were $5.6 million and $4.7 million for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively, and $13.9 million and $7.8 million for the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively.

9.   PENSION AND OTHER POST-RETIREMENT BENEFITS

In connection with the Separation, the pension liabilities related to Lamb Weston participants in the Conagra salaried employee pension plan and the vested benefits attributable to Lamb Weston hourly employee plan participants were retained by Conagra. Pension liabilities that transferred to Lamb Weston on the Separation Date were nonqualified pension benefits and Lamb Weston hourly participants’ unvested benefits of $7.4 million. The liabilities were transferred to a new defined benefit pension plan for certain hourly employees that continue to accrue benefits. Qualifying employees continue to receive postretirement benefits that include certain medical and dental benefits.

For the period after the Separation Date, the components of net periodic benefit cost for our pension and postretirement benefit plans were as follows (dollars in millions):

Postretirement
	Pension Plan	Plans
Service cost	$0.4	$—
Interest cost	—	—
Expected return on plan assets	—	—
Net amortization of unrecognized amounts	—	—
Prior service cost	—	—
Actuarial loss	—	—
Net periodic benefit cost	$0.4	$—

We make pension plan contributions that are sufficient to fund our actuarially determined requirements, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. We are required to make only an insignificant amount of required minimum qualified contributions during the remainder of fiscal 2017.

Prior to Separation

Prior to the Separation Date, Conagra offered plans that were shared amongst its businesses, including Lamb Weston. The participation of Lamb Weston employees in Conagra’s plans is reflected in these financial statements as though Lamb Weston participated in a multiemployer plan with Conagra. A proportionate share of the service cost associated with these plans is reflected in the Condensed Combined and Consolidated Financial Statements up to the Separation Date. Additionally, the remaining cost elements (e.g. interest) are included in the allocations of indirect costs (see Note 3, Related Party Transactions).

Pension Cost Financial Statement Presentation

Allocated pension costs (benefits) incurred by Conagra prior to November 9, 2016 and pension costs recognized after the Separation Date are included in the Condensed Combined and Consolidated Statements of Earnings as follows (dollars in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 29,	November 27,	November 29,
	2016	2015	2016	2015
Cost of sales (a)	$2.6	$3.0	$5.5	$6.0
Selling, general and administrative expenses (a)	(2.8)	(1.4)	(5.5)	(2.8)
Total	$(0.2)	$1.6	$—	$3.2

(a)

Pension, service and interest costs are allocated to operations as reflected in cost of sales above. Expected returns on pension assets are not allocated to operations and are reflected in “Selling, general and administrative expenses” in the Condensed Combined and Consolidated Statements of Earnings.

10.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	November 27,	May 29,
	2016	2016
Compensation and benefits	$55.3	$63.3
Accrued trade promotions	41.7	35.6
Franchise, property, and sales and use taxes	13.5	12.0
Accrued interest	6.5	0.6
Income taxes payable	7.5	—
Other	22.1	21.7
Accrued liabilities	$146.6	$133.2

11.   DEBT AND FINANCING OBLIGATIONS

At November 27, 2016 and May 29, 2016, our debt, including financing obligations was as follows (dollars in millions):

	November 27,	May 29,
	2016	2016
Debt:
Term loan facility, due 2021	$675.0	$—
4.625% senior notes, due 2024	833.0	—
4.875% senior notes, due 2026	833.0	—
6.25% installment notes, due 2017	9.8	10.1
LIBOR plus a margin (1.90% to 2.30%) and 4.34%, installment notes due on various dates through June 2031	30.0	30.0
	2,380.8	40.1
Financing obligations:
4.35% lease financing obligation due May 2030	68.9	69.7
2.00% to 3.32% lease financing obligations due on various dates through 2040	8.3	8.3
	77.2	78.0

Long-term debt, including current portion	2,458.0	118.1
Debt issuance costs	(37.0)	—
Current portion of long-term debt	(39.0)	(13.5)
Long-term debt, excluding current portion	$2,382.0	$104.6

In November 2016, as part of the Separation, Lamb Weston, as borrower, issued $2,341.0 million of debt, which included $1,666.0 million of aggregate principal amount of 4.625% and 4.875% senior notes (together, the “Senior Notes”) and $675.0 million of borrowings under a five-year senior secured credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement consists of a five-year amortizing $675.0 million term loan facility (the “Term Loan Facility”) and a five-year non-amortizing $500.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Agreement is secured as long as Lamb Weston remains below investment grade by both Moody’s and Standard & Poor’s. Of the $1,666.0 million of Senior Notes, $1,542.9 million aggregate principal amount of Senior Notes were distributed directly to Conagra and we used  the proceeds of $123.1 million of Senior Notes, together with $700.4 million of borrowings under the Credit Facilities, to fund an $823.5 million cash payment to Conagra at the time of the Separation. The $1,542.9 million of Senior Notes distributed directly to Conagra is a noncash financing activity for Lamb Weston.

Debt issuances as of November 27, 2016 consisted of the following:

•

Revolving Credit Facility:  A five-year nonamortizing $500.0 million revolving credit facility with variable annual interest, under which $80 million is outstanding on November 27, 2016. In addition to paying interest, we pay an annual commitment fee for undrawn amounts at a rate of  0.25% to 0.40% depending on our consolidated net leverage ratio.

•	Term Loan Facility: A five-year $675.0 million term loan amortizing in equal quarterly installments for a total of 5% annually commencing in March 2017 with the balance payable in November 2021.

•	4.625% Senior Notes: An eight-year $833.0 million senior debt obligation with fixed annual interest.

•	4.875% Senior Notes: A ten-year $833.0 million senior debt obligation with fixed annual interest.

Credit Facilities

Borrowings under the Credit Facilities bear interest at a floating rate per annum based upon the Base Rate or the Eurocurrency rate, in each case plus an applicable margin which varies based upon our consolidated net leverage ratio. Margins range from 0.500% to 1.250% for Base Rate loans and from 1.500% to 2.250% for Eurocurrency Rate loans. The Base Rate is defined as the highest of (a) Bank of America’s prime rate, (b) the federal funds rate plus 0.500% and (c) the Eurocurrency Rate with a term of one month plus 1.0%.

Additionally, the Revolving Credit Facility is available for the issuance of letters of credit and swingline advances not to exceed $100.0 million and $35.0 million, respectively. Swingline advances will accrue interest at a rate equal to the Base Rate plus the applicable margin. Letters of credit and swingline advances will reduce, on a dollar for dollar basis, the amount available under the Revolving Credit Facility.

Upon the occurrence of an event of default, among other things, amounts outstanding under the Credit Agreement may be accelerated and the commitments may be terminated. Our obligations under the Credit Agreement are guaranteed by certain of our direct and indirect domestic subsidiaries on the terms set forth in the Credit Agreement. The Credit Agreement has a maturity date of November 9, 2021.

At November 27, 2016, we had $80.0 million of borrowings outstanding under our Revolving Credit Facility. At November 27, 2016, we had $420.0 million of availability and no outstanding letters of credit. For the period of November 9, 2016 through November 27, 2016, the average interest rate for our borrowings under the Revolving Credit Facility was 2.5%.

We are required to maintain the following financial covenant ratios under the Credit Agreement:

•	Total net leverage ratio of 5.50 to 1.00, decreasing ratably to 4.50 to 1.00 on August 25, 2019 through maturity
•	Interest coverage ratio of 2.75 to 1.00

The obligations of Lamb Weston under our Credit Facilities are guaranteed jointly and severally on a senior secured basis by each of our existing and subsequently acquired or organized direct or indirect wholly owned domestic restricted subsidiaries subject to the exclusion of immaterial subsidiaries.

The Credit Agreement and the indentures governing the Senior Notes contain covenants that, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things, incur, assume or guarantee additional indebtedness, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make loans and investments, incur or suffer to exist liens, sell, transfer or otherwise dispose of assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to us, engage in transactions with affiliates, designate subsidiaries as unrestricted or restricted, and consolidate merge, amalgamate or transfer all or substantially all of our assets.

4.625% and 4.875% Senior Notes

The Senior Notes are senior unsecured obligations and rank equally with all of our present and future senior indebtedness, senior to all our future subordinated indebtedness and effectively subordinated to all of our present and future senior secured indebtedness (including all borrowings with respect to the Credit Facilities to the extent of the value of the assets securing such indebtedness). Interest on the Senior Notes is due semiannually. Upon a change of control, we must offer to repurchase the Senior Notes at 101% of the principal amount, plus accrued and unpaid interest.

We may redeem all or a portion of the 4.625% Senior Notes at any time on or after November 1, 2021, at declining prices starting at 102.313%, plus accrued and unpaid interest. We may redeem all or a portion of the 4.875% Senior Notes at any time on or after November 1, 2021, at declining prices starting at 102.438%, plus accrued and unpaid interest. Prior to November 1, 2021, we may redeem Senior Notes of either series, in whole at any time or in part, from time to time, at a price equal to 100% of the principal amount thereof, plus a make-whole premium, plus accrued and unpaid interest. We may also redeem up to 35% of the aggregate principal amount of either series of Senior Notes on or prior to November 1, 2019 in an aggregate amount equal to the net proceeds from certain equity offerings at redemption prices equal to 104.625% for the 4.625% Senior Notes and 104.875% for the 4.875% Senior Notes, plus, in each case, accrued and unpaid interest.

The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by Lamb Weston’s domestic subsidiaries that guarantee its obligations under the Credit Agreement.

Other

The aggregate minimum principal maturities of our long-term debt, including current portion, for the next five fiscal years and thereafter, are as follows (dollars in millions):

	Financing
	Obligations (a)	Debt	Total
2017 remainder	$3.8	$18.7	$22.5
2018	5.6	35.3	40.9
2019	5.4	35.4	40.8
2020	5.0	35.4	40.4
2021	4.9	35.5	40.4
2022	5.2	533.4	538.6
Thereafter	47.3	1,687.1	1,734.4
	$77.2	$2,380.8	$2,458.0

(a)	Payments for our lease financing obligations for the next five fiscal years and thereafter include $35.5 million of payments representing interest.

In November 2016, we recorded $37.3 million of debt issuance costs incurred in connection with the debt issuances described above as a reduction of long-term debt. Conagra paid $25.4 million of the debt issuance costs, we paid $9.6 million and have accrued $2.3 million. We amortize the $37.3 million of costs in interest expense using the effective interest method over the life of the loans. For the thirteen and twenty-six weeks ended November 27, 2016, we recorded $0.3 million of amortization expense in “Interest expense” in our Condensed Combined and Consolidated Statements of Earnings.

Since the Separation, we have paid $0.9 million of interest on debt.

Notes Payable

In 2016, our Tai Mei Potato (Tai Mei Potato Industry Limited) subsidiary increased its credit facility $20.0 million to approximately $58.0 million. The facility consists of an overdraft line, a fixed asset commitment and a working capital facility. Borrowings under the facilities bear interest at either 85%,  95% or 105% of the Peoples Bank of China rate (4.35% at November 27, 2016) and may be prepaid without penalty. We guarantee the full amount of our subsidiary’s obligations to the financial institution up to the maximum amount of the credit facility. As of November 27, 2016, $25.2 million was drawn on the facility and recorded in “Notes payable” in our Condensed Combined and Consolidated Balance Sheet.

For more information on our debt and interest rates on that debt, see Note 5, Notes Payable and Long-Term Debt, of the Notes to Combined Financial Statements included in the Form 10.

12.   SHARE-BASED PAYMENTS

Prior to the Separation Date, Lamb Weston employees participated in Conagra’s equity incentive plans, which issued equity awards, including stock options, restricted stock units and performance-based restricted stock units. In addition, certain Lamb Weston employees participated in Conagra’s employee stock purchase plan. All awards granted under these plans consisted of Conagra common shares. Lamb Weston’s Condensed Combined and Consolidated

Statements of Earnings reflect compensation expense for these stock-based plans associated with the portion of Conagra’s incentive plans in which Lamb Weston employees participated and an allocation of  stock-based compensation costs of certain Conagra employees who provided general and administrative services on our behalf.

After the Separation Date, outstanding awards granted to Lamb Weston employees under Conagra’s equity incentive plans were converted into Lamb Weston awards under Lamb Weston’s equity incentive plans based on a conversion ratio. The conversion ratio was calculated based on the average of the volume weighted average price (“VWAP”) per share of Conagra common stock for each of the five trading days ending with the second trading day immediately prior to November 9, divided by the VWAP per share of Lamb Weston common stock for the five trading days beginning with the first trading day immediately following the Separation Date, or November 10, 2016.

On November 8, 2016, the Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan (the “Plan”). Under the terms of the Plan, equity awards, including stock options, cash and stock-settled restricted stock units, restricted stock awards, and performance-based restricted stock units, may be granted to our directors, officers, and employees. At November 27, 2016, we had 10.0 million shares authorized under our equity incentive plans, and 8.4 million were available for future grant. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table summarizes stock option activity for the twenty-six weeks ended November 27, 2016:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	(per share)	Term (Years)	Value (a)
Outstanding at May 29, 2016	—	—
Converted on November 9, 2016	607,420	$23.60
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—
Outstanding at November 27, 2016	607,420	$23.60	7.31	$5.5

Exercisable at November 27, 2016	333,143	$20.52	6.02	$4.0

(a)

The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2017 second quarter, or November 25, 2016, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the quarter. The amount changes based on the fair market value of our stock.

The following table summarizes restricted stock unit and performance-based restricted stock unit activity for the twenty-six weeks ended November 27, 2016:

	Stock-Settled		Cash-Settled		Performance Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 29, 2016	—	—	—	—	—	—
Converted on November 9, 2016	449,716	$25.05	469,837	$25.33	56,050	$25.84
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited/expired/cancelled	—	—	—	—	—	—
Outstanding at November 27, 2016	449,716	$25.05	469,837	$25.33	56,050	$25.84

Compensation Expense

Prior to the Separation Date, Conagra charged us for share-based compensation expense related to our direct employees and allocated to us costs (including share-based compensation) of certain employees of Conagra who provided general and administrative services on our behalf (see Note 3, Related Party Transactions). Our share-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for share-based awards recognized in the Condensed Combined and Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 29,	November 27,	November 29,
	2016	2015	2016	2015
Stock options	$0.1	$0.1	$0.3	$0.2
Stock-settled restricted stock units	0.9	0.6	1.6	1.2
Performance-based restricted stock units	(0.3)	—	—	—
Cash-settled restricted stock units (a)	1.8	1.0	3.3	2.9
Total compensation expense	2.5	1.7	5.2	4.3
Income tax benefit	(0.9)	(0.6)	(1.9)	(1.6)
Total compensation expense, net of tax benefit	$1.6	$1.1	$3.3	$2.7

(a)	All cash-settled restricted stock units are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Condensed Combined and Consolidated Balance Sheets.

Based on estimates at November 27, 2016, total unrecognized compensation expense, net of estimated forfeitures, related to share-based payments was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock options	$0.8	1.5
Cash-settled restricted stock units	7.8	2.1
Stock-settled restricted stock units	7.3	2.1
Performance units	0.8	2.0
Total unrecognized share-based compensation expense	$16.7	2.1

13.   STOCKHOLDERS’ EQUITY

In connection with our Separation from Conagra to an independent publicly traded Delaware corporation, we amended and restated our certificate of incorporation to authorize 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 146,046,395 shares of common stock issued and outstanding as of November 27, 2016. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Lamb Weston. No preferred stock was issued or outstanding on November 27, 2016.

Dividends

On December 15, 2016, our Board of Directors declared a dividend of $0.1875 per share of common stock. The dividend will be paid on March 1, 2017 to stockholders of record as of the close of business on January 30, 2017.

14.   DERIVATIVE FINANCIAL INSTRUMENTS

Lamb Weston’s operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives. We do not enter into derivative financial instruments for trading or speculative purposes.

Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, packaging materials, and electricity. Historically, Conagra economically hedged a portion of Lamb Weston’s anticipated consumption of commodity inputs for periods of up to 36 months.

In order to reduce exposures related to changes in foreign currency exchange rates, Lamb Weston enters into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. Prior to the Separation, Conagra exited all derivative instruments that were used to economically hedge portions of Lamb Weston’s foreign currency risk in anticipated transactions. The effect of exiting these positions was insignificant to our second quarter fiscal 2017 results.

Economic Hedges of Forecasted Cash Flows

Lamb Weston does not generally designate commodity derivatives to achieve hedge accounting treatment. We reflect realized and unrealized gains and losses from derivatives used to economically hedge anticipated commodity consumption in earnings immediately within cost of sales.

Prior to the Separation, Conagra entered into certain commodity and foreign exchange derivatives with a diversified group of counterparties on behalf of Lamb Weston. Conagra monitored Lamb Weston’s positions and the credit ratings of the counterparties involved and limited the amount of credit exposure to any one party. We have not incurred a material loss due to nonperformance in any period presented and do not expect to incur any such material loss.

Economic Hedges of Fair Values—Foreign Currency Exchange Rate Risk

Lamb Weston may use options and cross currency swaps to economically hedge the fair value of certain monetary assets and liabilities (including intercompany balances) denominated in a currency other than the functional currency. These derivatives are marked-to-market with gains and losses immediately recognized in selling, general and administrative expenses. These substantially offset the foreign currency transaction gains or losses recognized as values of the monetary assets or liabilities being economically hedged change.

All derivative instruments are recognized in our Condensed Combined and Consolidated Balance Sheets at fair value (refer to Note 15, Fair Value Measurements for additional information related to fair value measurements). The fair value of derivative assets are recognized within “Prepaid expenses and other current assets”, while the fair value of derivative liabilities are recognized within “Accrued liabilities”. In accordance with generally accepted accounting principles, Lamb Weston offsets certain derivative asset and liability balances where master netting agreements provide for legal right of setoff. No collateral was received or pledged in connection with these agreements.

Derivative assets and liabilities were reflected in Lamb Weston’s Consolidated and Combined Balance Sheets as follows (dollars in millions):

	November 27,	May 29,
	2016	2016
Prepaid expenses and other current assets	$—	$2.1
Accrued liabilities	$0.6	$0.2

The following table presents Lamb Weston’s derivative assets and liabilities, at November 27, 2016, on a gross basis (dollars in millions):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$0.6

The following table presents Lamb Weston’s derivative assets and liabilities, at May 29, 2016, on a gross basis, prior to the setoff of $0.1 million where legal right of setoff existed (dollars in millions):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$1.5	Accrued liabilities	$0.2
Foreign exchange contracts	Prepaid expenses and other current assets	0.6	Accrued liabilities	—
		$2.1		$0.2

The location and amount of gains (losses) from derivatives in Lamb Weston’s Condensed Combined and Consolidated Statements of Earnings were as follows (dollars in millions):

		Amount of Gain (Loss)
		Recognized on Derivatives in
		Combined Statement of Earnings
	Location in Consolidated	for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging	Statement of Earnings of Gain	November 27,	November 29,
Instruments	(Loss) Recognized on Derivatives	2016	2015
Commodity contracts	Cost of sales	$(0.5)	$(1.9)
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	—
Total loss from derivative instruments not designed as hedging instruments		$(0.6)	$(1.9)

		Amount of Gain (Loss)
		Recognized on Derivatives in
		Combined Statement of Earnings
	Location in Consolidated	for the Twenty-Six Weeks Ended
Derivatives Not Designated as Hedging	Statement of Earnings of Gain	November 27,	November 29,
Instruments	(Loss) Recognized on Derivatives	2016	2015
Commodity contracts	Cost of sales	$(0.1)	$(5.2)
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	0.8
Total loss from derivative instruments not designed as hedging instruments		$(0.2)	$(4.4)

As of November 27, 2016, Lamb Weston had no open derivative contracts. As of May 29, 2016, Lamb Weston’s open derivative contracts had a notional value of $32.8 million and $13.6 million for purchase and sales contracts, respectively.

15.   FAIR VALUE MEASUREMENTS

FASB guidance establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The three levels of inputs used to measure fair value are as follows:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities,

Level 2—Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, and

Level 3—Unobservable inputs reflecting Lamb Weston’s own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

The fair values of Lamb Weston’s Level 2 derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity and foreign currency option and forward contracts.

The following table presents Lamb Weston’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 27, 2016 (dollars in millions):

	As of November 27, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.7	$—	$—	$0.7
Total assets	0.7	—	—	0.7
Liabilities:
Derivative liabilities	—	0.6	—	0.6
Deferred compensation liabilities	6.8	—	—	6.8
Total liabilities	$6.8	$0.6	$—	$7.4

The following table presents Lamb Weston’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 29, 2016 (dollars in millions):

	As of May 29, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$1.5	$0.6	$—	$2.1
Deferred compensation assets	0.7	—	—	0.7
Total assets	2.2	0.6	—	2.8
Liabilities:
Derivative liabilities	—	0.2	—	0.2
Deferred compensation liabilities	6.5	—	—	6.5
Total liabilities	$6.5	$0.2	$—	$6.7

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a non-recurring basis.

At November 27, 2016, we had $1,698.8 million of fixed-rate and $682.0 million of variable-rate long-term debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at November 27, 2016 was estimated to be $1,675.9 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, that is described above. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

16.    BUSINESS SEGMENTS AND RELATED INFORMATION

We have four operating segments, each of which are reportable segments: Global, Retail, Foodservice, and Other. Our chief operating decision maker receives periodic management reporting under this structure that generally focuses on the nature and scope of the customers’ business, which enables operating decisions, performance assessment, and resource allocation decisions at the segment level. The reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment. We measure our segments’ product contribution margin, which is defined as net sales, less cost of sales and advertising and promotion expenses and excludes general corporate expenses, interest, and taxes. See Note 19, Business Segments and Related Information, of the Notes to Combined Financial Statements included in the Form 10 for more information.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 29,	November 27,	November 29,
(in millions)	2016	2015	2016	2015
Net sales:
Global	$412.6	$388.3	$811.8	$771.1
Foodservice	250.6	225.2	510.9	471.5
Retail	96.5	91.8	186.1	179.5
Other	31.0	35.0	58.2	66.0
Total net sales	790.7	740.3	1,567.0	1,488.1
Product contribution margin (a):
Global	92.3	78.9	165.9	134.3
Foodservice	80.2	57.8	159.7	118.0
Retail	20.9	15.4	40.5	28.6
Other	(0.4)	2.2	2.8	8.9
Total product contribution margin	193.0	154.3	368.9	289.8
Equity method investment earnings	6.2	7.7	16.8	20.2
Total product contribution margin plus equity method investment earnings	199.2	162.0	385.7	310.0
Other selling, general and administrative expenses (a) (b)	67.5	44.8	118.4	95.7
Interest expense, net	6.8	1.5	8.3	2.8
Income tax expense	33.9	38.7	84.9	71.0
Net income	91.0	77.0	174.1	140.5
Less: Income attributable to noncontrolling interests	3.8	3.7	7.3	5.2
Net income attributable to Lamb Weston Holdings, Inc.	$87.2	$73.3	$166.8	$135.3

(a)

Product contribution margin is defined as net sales, less cost of sales and advertising and promotions expenses. Other selling, general and administrative expenses include all selling, general and administrative expenses other than advertising and promotions expenses.

(b)

The thirteen and twenty-six weeks ended November 27, 2016 include $9.0 million and $18.7 million, respectively, of pretax expenses related to the separation of Lamb Weston from Conagra. The expenses related primarily to professional fees.

Assets by Segment

The manufacturing assets of Lamb Weston are shared across all reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.

Other Information

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 12% of consolidated net sales for both the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively, and approximately 11% of consolidated net sales for both the twenty-six weeks ended November 27, 2016 and November 29, 2015.

17.   COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 11, Debt and Financing Obligations), lease obligations, purchase commitments for goods and services, and legal proceedings (discussed below).

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At November 27, 2016, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

In certain limited situations, Lamb Weston will guarantee an obligation of an unconsolidated entity. At the time in which Lamb Weston initially provides such a guarantee, Lamb Weston assesses the risk of financial exposure to Lamb Weston under these agreements. Lamb Weston considers the credit-worthiness of the guaranteed party, the value of any collateral pledged against the related obligation, and any other factors that may mitigate Lamb Weston’s risk. Lamb Weston actively monitors market and entity-specific conditions that may result in a change of Lamb Weston’s assessment of the risk of loss under these agreements.

Lamb Weston is a party to various potato purchase supply agreements with growers, under which they deliver their potato crop from the contracted acres to Lamb Weston during the harvest season, and pursuant to the potato supply agreements, pricing for this inventory is determined after delivery, taking into account crop size and quality, among other factors. Lamb Weston paid $104.6 million and $101.8 million for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively, and $123.1 million and $118.0 million for the twenty-six weeks ended November 27, 2016 and November 29, 2015, respectively, under the terms of the potato supply agreements. Amounts paid are initially capitalized in inventory and charged to cost of sales as related inventories are produced and subsequently sold. Under the terms of such potato supply agreements, Lamb Weston has guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 27, 2016, the amount of supplier loans Lamb Weston has effectively guaranteed was $27.8 million. Lamb Weston has not established a liability for these guarantees, as Lamb Weston has determined that the likelihood of Lamb Weston’s required performance under the guarantees is remote. Under certain other potato supply agreements, Lamb Weston makes advances to growers prior to the delivery of potatoes. There were no advances at November 27, 2016 and $15.7 million at May 29, 2016.

Federal income tax credits were generated related to Lamb Weston’s sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. Conagra has guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million at November 27, 2016. Lamb Weston believes the likelihood of the recapture or reduction of the income tax credits is remote, and therefore Lamb Weston has not established a liability in connection with this guarantee.

Lamb-Weston/Meijer, a joint venture (see Note 8, Investments in Joint Ventures for further information), headquartered in the Netherlands, manufactures and sells frozen potato products principally in Europe. Lamb Weston and Lamb Weston’s partner are jointly and severally liable for all legal liabilities of Lamb-Weston/Meijer. As of November 27, 2016 and May 29, 2016, the total liabilities of Lamb-Weston/Meijer were $203.1 million and $203.7 million, respectively. Lamb-Weston/Meijer is well capitalized, with partners’ equity of $266.4 million and $284.5 million as of November 27, 2016 and May 29, 2016, respectively. Lamb Weston has not established a liability on its balance sheets for the obligations of Lamb-Weston/Meijer, as Lamb Weston has determined the likelihood of any required payment by Lamb Weston to settle such liabilities of Lamb-Weston/Meijer is remote.

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on Lamb Weston’s financial condition, results of operations, or cash flows. It is reasonably possible that a change in one of the estimates of the foregoing matters may occur in the future.

Legal proceedings

We are also a party to other legal actions arising in the ordinary course of our business. These legal actions include commercial liability claims, premises liability claims, and employment-related claims, among others. As of the date of this filing, we do not believe it is reasonably possible that any of the legal actions against us will, either individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows. Costs of legal services associated with the foregoing matters are recognized in earnings as services are provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategy; the competitive environment and related market conditions; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruption of our access to export mechanisms; our ability to complete proposed acquisitions or integrate acquired businesses or execute on large capital projects; our future debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses; the ultimate outcome of litigation or any product recalls; increased pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed combined and consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

Lamb Weston, along with its joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products. We are the number one supplier of value-added frozen potato products in North America—the largest market for frozen potato products in the world. We are also a leading supplier of value-added frozen potato products internationally, with a strong and growing presence in high-growth emerging markets. We offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent the majority of our valued-added frozen potato product portfolio.

Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “Lamb Weston” refer to Lamb Weston Holdings, Inc. and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to the Separation (as defined below), the combined and consolidated entities of the Lamb Weston business of Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra” or “our former parent”) and certain other assets and liabilities that had been historically held at the Conagra corporate level but were specifically identifiable and attributable to the Lamb Weston business.

Management’s discussion and analysis, which we refer to in this filing as “MD&A,” of our results of operations and financial condition is provided as a supplement to the Condensed Combined and Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (Adjusted EBITDA) that is prepared using non-GAAP measures. Refer to “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

Lamb Weston’s management uses Adjusted EBITDA to evaluate the company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. The company includes this non-GAAP financial measure because management believes it is useful to investors in that it provides for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of this non-GAAP financial measure, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the company’s operating performance and underlying prospects. Adjusted EBITDA should not be considered a substitute for net (loss) income.

Separation from Conagra

On November 9, 2016, Lamb Weston separated from Conagra and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of the outstanding common stock of Lamb Weston to Conagra stockholders (which we refer to as the “Separation”). Each Conagra stockholder of record as of 5:00 p.m., New York City time, on November 1, 2016, the “record date” received one share of Lamb Weston common stock for every three shares of Conagra common stock held on the record date. Approximately 146 million shares of Lamb Weston common stock were distributed on November 9, 2016 to Conagra stockholders. Lamb Weston’s common stock began “regular way” trading under the ticker symbol “LW” on the New York Stock Exchange on November 10, 2016.

The Separation was completed pursuant to a separation and distribution agreement and several other agreements with Conagra, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement, each of which was filed with the SEC as an exhibit to our Current Report on Form 8-K on November 10, 2016. These agreements govern the relationship among Lamb Weston and Conagra following the Separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Conagra to Lamb Weston. For a discussion of each agreement see the section entitled “Relationship with Conagra After the Spinoff” in our registration statement on Form 10, as amended, which was filed with the SEC on October 17, 2016 (the “Form 10”).

In connection with the Separation, Conagra transferred substantially all of the assets and liabilities and operations of Lamb Weston to us. Combined financial statements prior to the Separation were prepared on a stand-alone basis and were derived from Conagra’s consolidated financial statements and accounting records. The combined financial statements contained in this report reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of Conagra prior to the Separation. Following the Separation, our consolidated financial statements include the accounts of Lamb Weston Holdings, Inc. and its wholly-owned subsidiaries. The condensed combined and consolidated financial position, results of operations and cash flows as of dates and for periods prior to the Separation may not be indicative of what our financial position, results of operations and cash flows would have been as a separate stand-alone entity during the periods presented, nor are they indicative of what our financial position, results of operations and cash flows may be in the future. For additional information, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Executive Summary

Fiscal 2017 second quarter net sales increased 7% to $790.7 million, compared with $740.3 million in the comparable quarter of the prior year. Sales grew 5% in the first half of fiscal 2017 to $1,567.0 million, compared with

$1,488.1 million in the comparable prior year period. Net income attributable to Lamb Weston increased 19% to $87.2 million, or $0.59 per diluted share, during the second quarter 2017, compared with $73.3 million of net income, or $0.50 per diluted share, during the same period in fiscal 2016. Net income attributable to Lamb Weston increased 23% to $166.8 million for the first half of fiscal 2017, compared with $135.3 million reported in the same period in the prior year. The second quarter and first half of fiscal 2017 included $5.7 million and $11.8 million, respectively, of after-tax expense for costs (primarily professional fees) related to our Separation from Conagra. Excluding these comparability items, net income increased 27% to $92.9 million, or $0.63 per diluted share, in the second quarter of fiscal 2017, and increased 32% to $178.6 million, or $1.21 per diluted share, compared with the first half in the prior year. The second quarter and first half of fiscal 2017 Adjusted EBITDA including unconsolidated joint ventures, was $168.1 million and $339.9 million, a 19% and 29% increase compared with the same periods in the prior year.

Compared with the second quarter and first half of fiscal 2016, the increase in net income and Adjusted EBITDA including unconsolidated joint ventures was driven primarily by favorable year-over-year pricing and mix and increased sales volume, as well as cost savings related to transportation, warehousing and conversion costs. Partially offsetting these benefits in the second quarter of fiscal 2017, were higher selling, general and administrative expenses related to incremental costs incurred as a stand-alone company and higher incentive compensation costs.

Demand for frozen potato products continues to grow around the world. We are meeting the increase in demand by investing in additional capacity at our Boardman, Oregon and Richland, Washington facilities, which we expect to complete in the third quarter of fiscal 2017 and second quarter of fiscal 2018, respectively. Additionally, through our Lamb-Weston/Meijer joint venture, we have recently expanded capacity in our facility at Bergen op Zoom, The Netherlands, and are participating in a joint venture that is constructing a new production facility in Lipetsk, a special economic zone in south Moscow. The Lipetsk plant is expected to be operational in early 2018.

Outlook

We manage Lamb Weston for sustainable performance as defined by our long-term annual financial targets, including net sales growth in the mid-single digits, Adjusted EBITDA including unconsolidated joint ventures growth in the mid-teen digits and Adjusted Diluted EPS of $2.20 to $2.28. For fiscal 2017, we expect the operating environment to remain favorable for the remainder of our fiscal year given the continued growth in volume demand and high industry manufacturing capacity utilization levels.

Operating Results

We have four reportable segments:  Global, Foodservice, Retail, and Other. For each period presented, we report product contribution margin by segment. Product contribution margin is the primary measure reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. We define product contribution margin as net sales less cost of sales and advertising and promotion expenses. For additional information on our reportable segments, see Note 16, Business Segments and Related Information, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Thirteen Weeks Ended November 27, 2016 compared to Thirteen Weeks Ended November 29, 2015

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirteen Weeks Ended
	Net Sales			Product Contribution Margin
	November 27,	November 29,	% Inc	November 27,	November 29,	% Inc
	2016	2015	(Dec)	2016	2015	(Dec)
Global	$412.6	$388.3	6%	$92.3	$78.9	17%
Foodservice	250.6	225.2	11%	80.2	57.8	39%
Retail	96.5	91.8	5%	20.9	15.4	36%
Other	31.0	35.0	(11%)	(0.4)	2.2	(118%)
Total	$790.7	$740.3	7%	$193.0	$154.3	25%

Net Sales

Lamb Weston’s net sales for the second quarter of fiscal 2017 were $790.7 million, an increase of $50.4 million, or 7%, compared to the second quarter of fiscal 2016.

Global net sales increased $24.3 million, or 6%, to $412.6 million, compared with $388.3 million in the second quarter of fiscal 2016. Fiscal 2017 second quarter net sales reflect a 5% increase in sales volume, driven by growth domestically, which included organic growth and new business with major chains, as well as growth in international markets. Additionally, fiscal 2017 second quarter net sales reflect a 1% increase in price associated with domestic and international pricing actions.

Foodservice net sales increased $25.4 million, or 11%, to $250.6 million, compared with $225.2 million in the second quarter of fiscal 2016. Fiscal 2017 second quarter net sales reflect a 6% increase related to favorable mix and pricing, which reflects the continued implementation of a broad-based price increase announced earlier in the year as well as actions to improve customer and product mix. Sales volume increased 5%, which related to growth of small and mid-sized restaurant chain operators as well as regional and independent food distributors.

Retail net sales increased $4.7 million, or 5%, to $96.5 million, compared with $91.8 million in the second quarter of fiscal 2016. Fiscal 2017 second quarter net sales reflect a 4% increase in sales volume, reflecting growth of licensed brands and private label. Positive customer mix change due to the increase of licensed brands and trade efficiency drove the remaining increase in net sales.

Net sales in our Other segment decreased $4.0 million, or 11%, to $31.0 million, compared with $35.0 million in the second quarter of fiscal 2016. Compared with fiscal second quarter 2016, the decrease in net sales reflected lower sales in the vegetable business.

Product Contribution Margin

Global product contribution margin increased $13.4 million, or 17%, to $92.3 million in the second quarter of fiscal 2017, as a result of favorable price/mix, supply chain efficiency savings and volume growth. Global cost of sales was $318.9 million, or 4%, higher for the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016 driven by an increase in sales volumes and commodity input, transportation, warehousing, and conversion costs. Advertising and promotion spending decreased slightly in the second quarter of 2017 as compared to the second quarter of fiscal 2016, driven by the timing of costs related to our global rebranding.

Foodservice product contribution margin increased $22.4 million, or 39%, to $80.2 million in the second quarter of fiscal 2017 as a result of favorable price/mix, supply chain efficiency savings and volume growth. Cost of sales was $168.6 million, or 1%, higher in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016.

Advertising and promotion spending was flat in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016.

Retail product contribution margin increased $5.5 million, or 36%, to $20.9 million due to the increase in net sales, as discussed above, as well as supply chain efficiency savings. Cost of sales was $73.3 million, for the second quarter of fiscal 2017, which was flat compared to the second quarter of fiscal 2016. Advertising and promotion spending was down $1.1 million in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016, driven by the timing of marketing spend for our Alexia brand products.

Other product contribution margin decreased to a $0.4 million loss, compared with $2.2 million of income in the second quarter of fiscal 2016, due primarily to lower sales in our vegetable business.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $21.1 million, or 40%, to $73.4 million in the second quarter of fiscal 2017 compared with the same period in 2016. The second quarter of fiscal 2017 included $9.0 million of expense for costs related to the Separation. Excluding the costs recorded in connection with the Separation, selling, general and administrative expenses increased 23%, largely due to incremental costs associated with being a stand-alone business as well as higher incentive compensation costs.

Interest Expense, Net

Interest expense, net was $6.8 million for the second quarter of fiscal 2017, an increase of $5.3 million compared with $1.5 million in the same period in fiscal 2016. The increase in interest expense, net was the result of the debt incurred in connection with the Separation. For more information, see Note 11, Debt and Financing Obligations in the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and “Obligations and Commitments”  in this MD&A. For the period prior to the Separation from Conagra, interest expense was included for only the legal entities that made-up Lamb Weston, and did not include any allocated interest expense from Conagra.

Income Taxes

Income tax expense for the second quarter of fiscal 2017 and 2016 was $33.9 million and $38.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 27% and 33% for the thirteen weeks ended November 27, 2016 and November 29, 2015, respectively. The lower rate in second quarter fiscal 2017 was primarily attributable to an increase in costs determined to be deductible, as well as a discrete benefit related to a change in estimate for prior year foreign taxes.

We expect our effective tax rate for fiscal 2017, exclusive of any unusual transactions or tax events which we cannot predict, to be approximately 34%.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures and include our share of the earnings based on our economic ownership interest in them. Our two most significant joint ventures produce and market value-added frozen potato products for retail and foodservice customers:

•

We hold a 50% ownership interest in Lamb-Weston/Meijer, a Netherlands joint venture that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston/Meijer. Lamb-Weston/Meijer and Belaya Dacha (Russian real estate company) have formed a joint venture and have committed approximately EUR100 million to establish a French fry plant in Lipetsk, a special economic zone in south Moscow. Construction on the project began in mid-2016 and the plant is expected to become operational in early fiscal 2018.

•

We hold a 50% ownership interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture.

Lamb Weston’s share of earnings from its equity method investments was $6.2 million and $7.7 million for the second quarter of fiscal 2017 and 2016, respectively. Equity method investment earnings for the second quarter of fiscal 2017 were lower due to higher raw potato costs in Europe and unfavorable currency translation with the strengthening of the U.S. dollar versus the Euro.

Twenty-Six Weeks Ended November 27, 2016 compared to the Twenty-Six Weeks Ended November 29, 2015

Net Sales and Product Contribution Margin

(dollars in millions)

	Twenty-Six Weeks Ended
	Net Sales			Product Contribution Margin
	November 27,	November 29,	% Inc	November 27,	November 29,	% Inc
	2016	2015	(Dec)	2016	2015	(Dec)
Global	$811.8	$771.1	5%	$165.9	$134.3	24%
Foodservice	510.9	471.5	8%	159.7	118.0	35%
Retail	186.1	179.5	4%	40.5	28.6	42%
Other	58.2	66.0	(12%)	2.8	8.9	(69%)
Total	$1,567.0	$1,488.1	5%	$368.9	$289.8	27%

Net Sales

Lamb Weston’s net sales for the first half of fiscal 2017 were $1,567.0 million, an increase of $78.9 million, or 5%, compared with the same period in fiscal 2016.

Global net sales increased $40.7 million, or 5%, to $811.8 million, compared with $771.1 million in the first half of fiscal 2016. Net sales in the first half of fiscal 2017 reflect a 4% increase in sales volume, driven by growth domestically, which included organic growth and new business with major restaurant chains, as well as growth in international markets. Additionally, net sales in the first half of fiscal 2017 reflect a 1% increase in price/mix associated with price increases in both domestic and international markets, as well as actions to improve customer and product mix.

Foodservice net sales increased $39.4 million, or 8%, to $510.9 million, compared with $471.5 million in the first half of fiscal 2016. Net sales in the first half of fiscal 2017 reflect a 5% increase related to favorable customer mix and pricing, which reflects the continued implementation of a broad-based price increase announced earlier in the year as well as actions to improve customer and product mix. Sales volume increased 3%, which related to growth of small and mid-sized restaurant chain operators as well as regional and independent food distributors.

Retail net sales increased $6.6 million, or 4%, to $186.1 million, compared with $179.5 million in the first half of fiscal 2016. Net sales in the first half of fiscal 2017 reflect a 3% increase related to favorable customer mix changes due to the increase of licensed brands and trade efficiencies. Sales volume increased 1%, reflecting distribution growth of licensed brands and private label.

Net sales in our Other segment decreased $7.8 million, or 12%, to $58.2 million, compared with $66.0 million in the first half of fiscal 2016. The decrease in net sales in the first half of fiscal 2017 is due primarily to lower sales in our vegetable business.

Product Contribution Margin

Global product contribution margin increased $31.6 million, or 24%, to $165.9 million in the first half of fiscal 2017, as a result of favorable price/mix, supply chain efficiency savings and volume growth. Global cost of sales was

$643.3 million, or 2% higher, in the first half of fiscal 2017, as compared to the same period in the prior year.  While total costs were higher in connection with increased volumes, as a percent of sales, global cost of sales declined 3% in the first half of fiscal 2017, compared with the first half of fiscal 2016, due to supply chain efficiency savings driven by operational efficiencies. Advertising and promotion spending was $0.8 million lower for the first half of 2017, as compared to the same period in 2016, driven by the timing of costs related to our global rebranding.

Foodservice product contribution margin increased $41.7 million, or 35%, to $159.7 million in the first half of fiscal 2017 as a result of favorable price/mix, supply chain efficiency savings and volume growth. Cost of sales was $347.8 million, or 1%, lower in the first half of fiscal 2017, as compared to the same period in the prior year, driven by operational efficiencies. Advertising and promotion spending was $0.2 million lower in the first half of fiscal 2017, compared with the first half of fiscal 2016.

Retail product contribution margin increased $11.9 million, or 42%, to $40.5 million due to favorable price/mix and volume growth. Cost of sales was $141.6 million, or 3% lower in the first half of fiscal 2017 as compared to the same period in fiscal 2016, driven by supply chain efficiency savings and partially offset by an increase from higher volume. Advertising and promotion spending was $1.5 million lower in the first half of fiscal 2017, compared with the first half of fiscal 2016, due to the timing of marketing and promotional spending related to our Alexia brand.

Other product contribution margin decreased $6.1 million, or 69%, in the first half of fiscal 2017, due primarily to lower sales in our vegetable business as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20.0 million, or 18%, in the first half of fiscal 2017 compared with the same period in 2016. The first half of fiscal 2017 included $18.7 million of expense for costs related to the Separation from Conagra, primarily related to professional fees. Excluding the costs recorded in connection with the Separation, selling, general and administrative expenses increased less than 1%.

Interest Expense, Net

Interest expense, net was $8.3 million in the first half of fiscal 2017, an increase of $5.5 million compared with the same period in fiscal 2016. The increase in interest expense, net was the result of the new debt incurred in connection with the Separation from Conagra on November 9, 2016. For more information, see Note 11, Debt and Financial Obligations in the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report. For the period prior to the Separation from Conagra, interest expense was included for only the legal entities that made up Lamb Weston, and did not include any allocated interest expense from Conagra.

Income Taxes

Income tax expense for the first half of fiscal 2017 and 2016 was $84.9 million and $71.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method earnings) was approximately 33% and 34% for the first half of fiscal 2017 and 2016, respectively. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of foreign taxes and the domestic manufacturers’ deduction.

 Equity Method Investment Earnings

Lamb Weston’s share of earnings from its equity method investments was $16.8 million and $20.2 million for the first half of fiscal 2017 and 2016, respectively. Equity method investment earnings for the first half of fiscal 2017 were lower due to higher raw potato costs in Europe and unfavorable currency translation with the strengthening of the U.S. dollar versus the Euro.

Liquidity and Capital Resources

Sources and Uses of Cash

Prior to the Separation on November 9, 2016, transfers to and from Conagra’s cash management system were reflected in “Net transfers (to) from parent” on the Condensed Combined and Consolidated Statements of Cash Flows. Conagra funded our cash needs up to the date of the Separation.

We no longer participate in cash management and funding arrangements with Conagra, and we have incurred a significant amount of debt in connection with the Separation. Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At November 27, 2016, we had $69.4 million of cash and cash equivalents and $420.0 million of available borrowing capacity. Currently, our primary uses of cash are for operations, capital expenditures, and debt service. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payment of any dividends declared for at least the next twelve months.

Lamb Weston had cash and cash equivalents of $69.4 million at November 27, 2016 and $36.4 million at May 29, 2016, of which $20.0 million and $33.6 million, respectively, was held in foreign subsidiaries, whose earnings are considered to be indefinitely reinvested. Repatriation of these funds to the United States would subject these funds to United States federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Twenty-Six Weeks Ended
	November 27,	November 29,
	2016	2015	Inc (Dec)
Net cash flows provided by (used for):
Operating activities	$162.4	$172.9	$(10.5)
Investing activities	(125.8)	(63.6)	(62.2)
Financing activities	(2.8)	(115.5)	112.7
	33.8	(6.2)	40.0
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.5)	(0.3)
Net increase (decrease) in cash and cash equivalents	$33.0	$(6.7)	$39.7

Operating Activities

In the first half of fiscal 2017 and 2016, operating activities provided $162.4 million and $172.9 million of cash, respectively. Compared with the first half of fiscal 2016, the decrease in cash provided by operations related primarily to $61.6 million more cash used for working capital, compared with the same period in 2016. In the first half of fiscal 2017, the increase in working capital related primarily to an increase in inventories due to the build-up of inventory ahead of upcoming capital projects and an increase in accounts receivable due to higher sales volumes and prices. Partially offsetting this decrease in cash from operations was the increase in income from operations as described in “Operating Results” in this MD&A.

Investing Activities

Investing activities used $125.8 million in the first half of fiscal 2017, compared with $63.6 million in the same period in the prior year. The increase related to our significant plant expansions and improvements in fiscal 2017 compared with 2016.

Financing Activities

During the first half of fiscal 2017, cash used for financing activities totaled $2.8 million, compared with cash used for financing activities of $115.5 million during the same period a year ago. The year-over-year change in financing activities primarily related to the Separation from Conagra in fiscal 2017, whereas in the first half of fiscal 2016, cash was primarily used for transfers to Conagra, as we were part of Conagra’s cash management system through the Separation Date. We had $38.8 million of net transfers to Conagra in the first half of fiscal 2017, compared with $121.1 million of net transfers in the first half of fiscal 2016.

In the first half of fiscal 2017, we issued $2,341.0 million of debt in connection with the Separation, of which $1,542.9 million of proceeds were distributed directly to Conagra (including $25.4 million Conagra used to pay debt issuance costs) and is considered a noncash financing activity for Lamb Weston and we received $798.1 million of cash proceeds from the debt issuance. We used the $798.1 million of proceeds, together with borrowings on the revolving credit facility, to fund an $823.5 million cash payment to Conagra on the Separation Date. At November 27, 2016, we had $80.0 million of borrowings outstanding under the revolving credit facility. We paid $9.6 million of debt issuance costs and accrued another $2.3 million in our Condensed Combined and Consolidated Balance Sheet at November 27, 2016. Cash distributions to noncontrolling interests were $5.6 million and $2.8 million in the first half of fiscal 2017 and 2016, respectively and we made $3.4 million and $1.4 million of debt repayments in the first half of fiscal 2017 and 2016, respectively.

For more information about the debt issued in connection with the Separation, including among other items, interest rates, maturity dates, and covenants, see Note 11, Debt and Financing Obligations of the Notes to Condensed Combined and Consolidated Financial Statements in “Part, Item 1. Financial Statements” of this report. At November 27, 2016, we were in compliance with the financial covenant ratios and other covenants contained in the Credit Agreement.

Obligations and Commitments

There have been no material changes to the contractual obligations table disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10, except as disclosed in Note 11, Debt and Financing Obligations, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

An updated summary of our debt, interest and financing obligations as of November 27, 2016, was as follows (dollars in millions):

	Payments Due by Period (a)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Revolving credit facility	$80.0	$80.0	$—	$—	$—
Long-term debt, including current portion, excluding financing obligations (b)	2,380.8	18.7	70.7	70.9	2,220.5
Interest on long-term debt (c)	780.0	44.7	183.0	183.4	368.9
Financing obligations (d)	77.2	3.8	11.0	9.9	52.5
Total	$3,318.0	$147.2	$264.7	$264.2	$2,641.9

(a)

The table assumes amounts included in the “Less than 1 Year” column represent obligations from November 27, 2016 through the end of our fiscal year 2017 on May 28, 2017.  The remaining columns correspond to our fiscal year ends.

(b)	The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt. Amounts are reported gross.

(c)	Amounts represent estimated future interest payments as of November 27, 2016, assuming our long-term debt is held to maturity and using interest rates in effect at November 27, 2016.

(d)	Amounts include cash payments on financing obligations as of November 27, 2016.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

To supplement the financial information, we have presented Adjusted EBITDA including unconsolidated joint ventures, which is considered a non-GAAP financial measure. The non-GAAP financial measure should be viewed in addition to, and not as an alternative for, financial measures prepared in accordance with GAAP. This non-GAAP financial measure may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define this non-GAAP financial measures the same way. The measure is not a substitute for the comparable GAAP financial measure of net income (loss), and there are limitations to using non-GAAP financial measures.

The following table reconciles net income to Adjusted EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 29,	November 27,	November 29,
	2016	2015	2016	2015
Net income attributable to Lamb Weston Holdings, Inc.	$87.2	$73.3	$166.8	$135.3
Income attributable to noncontrolling interests	3.8	3.7	7.3	5.2
Equity method investment earnings	(6.2)	(7.7)	(16.8)	(20.2)
Interest expense, net	6.8	1.5	8.3	2.8
Income tax expense	33.9	38.7	84.9	71.0
Income from operations	125.5	109.5	250.5	194.1
Depreciation and amortization	26.4	24.1	51.8	47.9
Items impacting comparability (a)
Expenses related to the spinoff	9.0	—	18.7	—
Expenses related to SCAE Plan	—	—	—	0.1
Adjusted EBITDA (b)	160.9	133.6	321.0	242.1

Unconsolidated Joint Ventures
Equity method investment earnings	6.2	7.7	16.8	20.2
Interest expense, income tax expense, and depreciation and amortization
included in equity method investment earnings	5.7	4.1	11.2	9.1
Add: EBITDA from unconsolidated joint ventures	11.9	11.8	28.0	29.3

Consolidated Joint Ventures
Income attributable to noncontrolling interests	(3.8)	(3.7)	(7.3)	(5.2)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	(0.9)	(0.9)	(1.8)	(1.8)
Subtract: EBITDA from consolidated joint ventures	(4.7)	(4.6)	(9.1)	(7.0)

Adjusted EBITDA including unconsolidated joint ventures	$168.1	$140.8	$339.9	$264.4

(a)

The thirteen and twenty-six weeks ended November 27, 2016, include $9.0 million and $18.7 million, respectively, of expenses related to the separation of Lamb Weston from Conagra. The expenses related primarily to professional fees.

(b)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10. There were no material changes to these critical accounting estimates during the first half of fiscal 2017.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamb Weston’s operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we periodically enter into derivatives to minimize these risks, but not for trading purposes.

Except as it relates to the derivatives Conagra unwound prior to the Separation and the increased interest rate risk we have assumed with the variable-rate debt we issued in connection with the Separation, there have been no material changes in our market risk during the twenty-six weeks ended November 27, 2016. See Note 14, Derivative Financial Instruments, and Note 11, Debt and Financing Obligations, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

The interest rates on approximately 71% of our debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $7.7 million annually.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 27, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

See Note 17, Commitments, Contingencies, Guarantees and Legal Proceedings, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Form 10. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1*

Separation and Distribution Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 2.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

3.1

Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

3.2

Amended and Restated Bylaws of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

4.1

2024 Notes Indenture, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2024 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

4.2

2026 Notes Indenture, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2026 Notes), incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.1

Tax Matters Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.2

Employee Matters Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.3

Transition Services Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.4

Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.5

Credit Agreement, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.5 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.6

Lamb Weston Holdings, Inc. 2016 Stock Plan, incorporated by reference to Exhibit 10.10 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001-37830)

10.7

Letter Agreement, dated as of August 25, 2016, between ConAgra Foods, Inc. and Micheline C. Carter, incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001-37830)

10.8

Letter Agreement, dated as of September 15, 2016, between ConAgra Foods, Inc. and Eryk J. Spytek, incorporated by reference to Exhibit 10.12 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001-37830)

10.9

Interim Position and Non-Compete Agreement, dated as of September 28, 2016, by and between ConAgra Foods, Inc. and John Gehring, incorporated by reference to Exhibit 10.13 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001-37830)

10.10

Letter Agreement, dated as of November 9, 2016, between Lamb Weston Holdings, Inc. and Robert M. McNutt, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 11, 2016 (File No. 001-37830)

10.11

Interim Position and Non-Compete Agreement, dated as of November 16, 2016, by and between Lamb Weston Holdings, Inc. and John F. Gehring, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 11, 2016 (File No. 001-37830)

10.12	Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Cash-settled)

10.13	Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled)

10.14	Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees

10.15	Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.1

The following materials from Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

*  Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ JOHN F. GEHRING

Senior Vice President and Interim Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Dated this 10th day of January, 2017.