Form 10-Q
period 2017-02-26
Lamb Weston Holdings, Inc.
filed 2017-04-06
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐			Accelerated filer	☐
Non-accelerated filer ☒		(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of March 31, 2017, the Registrant had 146,068,558 shares of common stock, par value $1.00 per share, outstanding.

Part I. FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Unaudited Condensed Combined and Consolidated Statements of Earnings for the Thirteen and Thirty-Nine Weeks ended February 26, 2017 and February 28, 2016	3
	Unaudited Condensed Combined and Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks ended February 26, 2017 and February 28, 2016	4
	Unaudited Condensed Combined and Consolidated Balance Sheets as of February 26, 2017 and May 29, 2016	5
	Unaudited Condensed Combined and Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended February 26, 2017 and February 28, 2016	6
	Notes to Condensed Combined and Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4	Controls and Procedures	38
Part II. OTHER INFORMATION		39
Item 1	Legal Proceedings	39
Item 1A	Risk Factors	39
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3	Defaults Upon Senior Securities	39
Item 4	Mine Safety Disclosures	39
Item 5	Other Information	39
Item 6	Exhibits	40

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Earnings

(unaudited, dollars in millions, except per-share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 28,	February 26,	February 28,
	2017	2016	2017	2016
Net sales	$768.5	$728.7	$2,335.5	$2,216.8
Cost of sales	561.5	546.8	1,749.0	1,731.8
Gross profit	207.0	181.9	586.5	485.0
Selling, general and administrative expenses	61.8	54.6	190.8	163.6
Income from operations	145.2	127.3	395.7	321.4
Interest expense, net	26.3	1.5	34.5	4.3
Income before income taxes and equity method earnings	118.9	125.8	361.2	317.1
Income tax expense	44.0	53.2	129.0	124.2
Equity method investment earnings	12.7	36.1	29.5	56.3
Net income	87.6	108.7	261.7	249.2
Less: Income attributable to noncontrolling interests	3.4	1.3	10.7	6.5
Net income attributable to Lamb Weston Holdings, Inc.	$84.2	$107.4	$251.0	$242.7
Earnings per share
Basic	$0.57	$0.71	$1.71	$1.63
Diluted	$0.57	$0.71	$1.70	$1.63
Dividends declared per common share	$0.1875	$—	$0.1875	$—

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	February 26, 2017			February 28, 2016
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$131.6	$(44.0)	$87.6	$161.9	$(53.2)	$108.7
Other comprehensive income (loss):
Reclassification for pension and post-employment benefit obligations included in net income	—	—	—	(5.3)	1.3	(4.0)
Unrealized pension and post-employment benefit obligations	—	—	—	0.5	(0.1)	0.4
Unrealized currency translation gains (losses)	2.8	—	2.8	1.0	—	1.0
Comprehensive income (loss)	134.4	(44.0)	90.4	158.1	(52.0)	106.1
Less: Comprehensive income attributable to noncontrolling interests	3.4	—	3.4	1.3	—	1.3
Comprehensive income (loss) attributable to Lamb Weston	$131.0	$(44.0)	$87.0	$156.8	$(52.0)	$104.8

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	February 26, 2017			February 28, 2016
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$390.7	$(129.0)	$261.7	$373.4	$(124.2)	$249.2
Other comprehensive income (loss):
Reclassification for pension and post-employment benefit obligations included in net income	—	—	—	(5.3)	1.3	(4.0)
Unrealized pension and post-employment benefit obligations	—	—	—	7.2	(1.8)	5.4
Unrealized currency translation gains (losses)	(10.2)	—	(10.2)	(9.4)	—	(9.4)
Comprehensive income (loss)	380.5	(129.0)	251.5	365.9	(124.7)	241.2
Less: Comprehensive income attributable to noncontrolling interests	10.7	—	10.7	6.5	—	6.5
Comprehensive income (loss) attributable to Lamb Weston	$369.8	$(129.0)	$240.8	$359.4	$(124.7)	$234.7

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Balance Sheets

(unaudited, dollars in millions except share data)

	February 26,	May 29,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$37.5	$36.4
Receivables, less allowance for doubtful accounts of $0.6 and $0.5	218.1	186.5
Inventories	572.4	498.9
Prepaid expenses and other current assets	84.1	58.2
Total current assets	912.1	780.0
Property, plant and equipment, net	1,185.6	1,043.1
Goodwill	132.7	133.9
Intangible assets, net	37.7	39.6
Equity method investments	155.6	155.2
Other assets	8.5	6.5
Total assets	$2,432.2	$2,158.3

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$92.5	$24.9
Current portion of long-term debt and financing obligations	47.8	13.5
Accounts payable	271.9	238.0
Accrued liabilities	163.0	133.2
Total current liabilities	575.2	409.6
Long-term liabilities:
Long-term debt, excluding current portion	2,372.7	104.6
Deferred income taxes	61.6	144.0
Other noncurrent liabilities	73.6	52.1
Total long-term liabilities	2,507.9	300.7
Commitments and contingencies
Redeemable noncontrolling interest	50.7	47.4
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,068,558 shares issued	146.1	—
Parent companies' invested equity	—	1,409.8
Additional distributed capital	(900.3)	—
Retained earnings	72.1	—
Accumulated other comprehensive loss	(19.4)	(9.2)
Treasury stock, at cost 3,786 common shares	(0.1)	—
Total stockholders' equity (deficit)	(701.6)	1,400.6
Total liabilities and stockholders’ equity	$2,432.2	$2,158.3

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirty-Nine Weeks Ended
	February 26,	February 28,
	2017	2016
Cash flows from operating activities
Net income	$261.7	$249.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	79.6	71.5
Share-based compensation expense	9.8	6.2
Earnings of joint ventures in excess of distributions	(7.3)	(27.0)
Other	3.1	(6.2)
Change in operating assets and liabilities:
Receivables	(31.7)	(28.4)
Inventories	(73.5)	(56.3)
Deferred income taxes and income taxes payable, net	(6.6)	5.3
Prepaid expenses and other current assets	(24.3)	(6.4)
Accounts payable	17.9	12.7
Accrued liabilities	25.4	0.5
Net cash provided by operating activities	$254.1	$221.1
Cash flows from investing activities
Additions to property, plant and equipment	(204.5)	(108.6)
Proceeds from sale of assets	2.0	5.2
Net cash used for investing activities	$(202.5)	$(103.4)
Cash flows from financing activities
Proceeds from short-term borrowings, net	67.3	18.2
Proceeds from issuance of debt	798.1	30.0
Debt repayments	(4.7)	(38.5)
Payments of debt issuance costs	(12.3)	—
Net transfers (to) from parent	(38.8)	(115.0)
Cash distribution to parent at Separation	(823.5)	—
Dividends paid	(27.4)	—
Cash distributions paid to noncontrolling interest	(9.0)	(6.2)
Other	0.2	—
Net cash used for financing activities	$(50.1)	$(111.5)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.2)
Net increase (decrease) in cash and cash equivalents	1.1	6.0
Cash and cash equivalents, beginning of the period	36.4	30.6
Cash and cash equivalents, end of period	$37.5	$36.6

See Notes to Condensed Combined and Consolidated Financial Statements.

Notes to Condensed Combined and Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”), along with its joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We have four reportable segments: Global, Foodservice, Retail, and Other. See Note 16, Segments, for additional information on our reportable segments.

On November 9, 2016, Lamb Weston separated from Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra”) and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of the outstanding common stock of Lamb Weston to Conagra stockholders (which we refer to as the “Separation”). Each Conagra stockholder of record on November 1, 2016 (the “record date”) received one share of Lamb Weston common stock for every three shares of Conagra common stock held on the record date. As a result, approximately 146 million shares of Lamb Weston common stock were distributed on November 9, 2016, to Conagra stockholders. Information related to the Separation and its effect on our financial statements are discussed throughout these Notes to Condensed Combined and Consolidated Financial Statements.

Basis of Presentation

The unaudited quarterly Condensed Combined and Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and thirty-nine week periods ended February 26, 2017 and February 28, 2016, and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for a full year. The financial statements for periods prior to the Separation may not reflect what our results of operations would have been had we operated as a separate stand-alone company and may not be indicative of our future results of operations. These quarterly financial statements and notes should be read together with the combined and consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in our registration statement on Form 10, as amended, on October 17, 2016 (the “Form 10”).

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

Prior to the Separation Date, Lamb Weston’s combined financial statements included accounts specifically attributed to Lamb Weston and a portion of Conagra’s shared corporate general and administrative expenses. These shared services included, but were not limited to, legal, finance, internal audit, financial reporting, income tax accounting and advisory, insurance, information technology, treasury, and human resources functions. Shared corporate general and administrative expenses not specifically identifiable to Lamb Weston were allocated to Lamb Weston. The allocations were determined on a basis which we consider being reasonable reflections of the utilization of services provided by Conagra. However, these allocations may not reflect the costs and expenses that Lamb Weston would have incurred as a stand-alone public company. A more detailed discussion of the relationship with Conagra, including a description of the costs which have been allocated to Lamb Weston and the methods of cost allocation, is included in Note 3, Related Party Transactions.

As further described in Note 3, prior to the Separation Date, Lamb Weston engaged in various intercompany transactions with Conagra and its affiliates, including the sale and purchase of certain products, the procurement of certain materials and services, cash transfers related to Conagra’s centralized cash management process and expense allocations. As Conagra did not settle intercompany transactions with its businesses on a routine basis, all amounts due to (from) Conagra are classified as “Parent companies’ invested equity” on the May 29, 2016 Condensed Combined and Consolidated Balance Sheet. Changes in parent companies’ equity investment arising from cash transactions are presented as “Net transfers (to) from parent” in financing activities in the accompanying Condensed Combined and Consolidated Statements of Cash Flows, notwithstanding that advances from parent companies were utilized to fund Lamb Weston’s working capital requirements.

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

New and Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the accounting for goodwill impairment by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This new standard will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. We do not expect this guidance to have a material impact on our financial statements.

In August 2016, the FASB issued Accounting Standards Update ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. It is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. We do not expect this guidance to have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for income taxes, among other changes, related to stock based compensation. Conagra (and therefore Lamb Weston) early adopted ASU 2016-09 in the first quarter of fiscal 2017 with an effective date of May 30, 2016. The adoption of this guidance did not have a material impact on our financial statements.

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification (“ASC”) Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018, or May 27, 2019 for us. Early adoption is permitted. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. We are evaluating the effect that this guidance may have on our financial statements and related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which addresses the measurement of inventory if its value declines or is impaired. The guidance on determining the cost of inventory is not amended. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted and will be applied prospectively. We do not expect this guidance to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU conforms the presentation of debt issuance costs with that required for debt discounts under U.S. Generally Accepted Accounting Principles (“GAAP”). Under the ASU, debt issuance costs are presented in the balance sheet as a direct deduction from the related liability rather than as an asset. We applied this guidance retrospectively, as required. No reclassifications of balances at May 29, 2016, were necessary with the adoption of ASU 2015-03. See Note 11, Debt and Financing Obligations, for more information.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends the guidance for revenue recognition to replace numerous industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. We have established a transition team to analyze the impact of the standard on our revenue contracts by reviewing our current accounting policies and practices and identifying potential differences that would result from applying the requirements of the new standard. We are assessing the impact of ASU 2014-09 and the most appropriate transition method. We expect to finalize our assessment and determine our adoption method by December 31, 2017. The new standard becomes effective for us beginning May 28, 2018, as we do not plan to early adopt.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 28,	February 26,	February 28,
	2017	2016	2017	2016
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$84.2	$107.4	$251.0	$242.7
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.7	3.5	1.6	4.4
Net income available to Lamb Weston common stockholders	$83.5	$103.9	$249.4	$238.3

Denominator (a):
Basic weighted average common shares outstanding	146.1	146.0	146.1	146.0
Add: Dilutive effect of stock options, restricted stock units, and other dilutive securities (b)	0.4	—	0.4	—
Diluted weighted average common shares outstanding	146.5	146.0	146.5	146.0

Earnings per share
Basic	$0.57	$0.71	$1.71	$1.63
Diluted	$0.57	$0.71	$1.70	$1.63

(a)

Earnings per share for the thirteen and thirty-nine weeks ended February 26, 2016 was calculated based on approximately 146 million shares of Lamb Weston common stock that were distributed to Conagra stockholders on November 9, 2016.

(b)

Diluted earnings per share is calculated using net income available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period, which includes unvested share-based awards that are dilutive. For both the thirteen and thirty-nine weeks ended February 26, 2017, 0.1 million share-based awards were excluded from the computation of diluted EPS because they would be antidilutive. Lamb Weston had no share-based awards outstanding prior to the Separation.

3.    RELATED PARTY TRANSACTIONS

Prior to the Separation, our business was included in the Commercial Foods segment of Conagra and thus our transactions with Conagra were considered related party transactions. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements that govern our relationships with Conagra going forward, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement. Under the transition services agreement, Conagra provides a number of corporate staff services to us based on direct and indirect costs associated with rendering those services. These services include information technology, accounting, and human resource services. The thirteen and thirty-nine weeks ended February 26, 2017, include $2.2 million and $2.6 million, respectively, of expenses related to the transition services agreement. The transition services agreement expires in March 2018. Information included in the remainder of this Note 3 with respect to Conagra is limited to our related party transactions with Conagra prior to the Separation Date.

Prior to the Separation Date, Conagra allocated certain selling, general and administrative costs to Lamb Weston based on specific metrics correlated with the cost of services it provided or costs incurred on behalf of the Company (e.g., employee headcount, net sales, and square footage of office space, etc.). Allocations based upon these metrics resulted in $14.7 million for the thirteen weeks ended February 28, 2016, of selling, general and administrative costs allocated to Lamb Weston; and $7.7 million and $38.0 million for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively of selling, general and administrative costs allocated to Lamb Weston. Beginning in fiscal 2017, certain departmental charges, which were previously allocated, were directly absorbed by Lamb Weston.

The above allocations were consistent with historical allocations for Lamb Weston; however, Conagra did not historically allocate certain other corporate costs to its various segments. For any remaining indirect corporate costs that supported Lamb Weston, Conagra allocated additional selling, general and administrative costs using an equal weighting between Lamb Weston product contribution margin (net sales less cost of sales and advertising and promotion expenses) and Lamb Weston total assets relative to consolidated Conagra product contribution margin and total assets. Allocations of indirect corporate costs were $12.3 million for the thirteen weeks ended February 28, 2016, and $17.3 million and $36.7 million for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively, of selling, general and administrative costs. Although it is not practicable to estimate what such costs would have been if Lamb Weston had operated as a separate public company, Lamb Weston considers such allocations to have been made on a reasonable basis. The allocations discussed above ceased after the Separation Date.

The Condensed Combined and Consolidated Balance Sheet as of May 29, 2016 and the Condensed Combined and Consolidated Statements of Earnings for the period up to the Separation Date for the thirteen and thirty-nine weeks ended February 26, 2017 and February 28, 2016, include only the specific debt and interest expense of the legal entities that comprise Lamb Weston, and do not include any allocated interest expense or third-party debt of Conagra. See Note 11, Debt and Financing Obligations, for a discussion of indebtedness incurred in connection with the Separation. The interest expense included in Lamb Weston’s results of operations was $26.3 million and $1.5 million for the thirteen weeks ended February 26, 2017 and February 28, 2016, respectively; and $34.5 million and $4.3 million for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively.

Prior to the Separation, Conagra did not settle intercompany transactions with its subsidiaries on a routine basis. As a result, all amounts due to (from) Conagra are classified as “Parent companies’ invested equity” on the Condensed Combined and Consolidated Balance Sheet as of May 29, 2016. It reflects all changes in parent companies’ invested equity for all transactions between Conagra and Lamb Weston, including direct and allocated charges from Conagra to Lamb Weston, intercompany cash transfers, derivative hedging activities performed by Conagra for the benefit of Lamb Weston, sales of potatoes, vegetables, and other products for use by other Conagra affiliates, and net cash management activities. In addition, these financial statements reflect the sale of certain branded products manufactured for distribution by other Conagra affiliates. Income tax payments were made by Conagra on Lamb Weston’s behalf. Income taxes payable were settled in parent companies’ invested equity when payments were made by Conagra.

Included in net sales are sales to Conagra of $7.1 million for the thirteen weeks ended February 28, 2016, and $8.4 million and $22.6 million for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively. The related cost of sales were $5.8 million for the thirteen weeks ended February 28, 2016, and $3.4 million and $18.8 million for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively. Lamb Weston also made purchases from Conagra of $3.4 million during the thirteen weeks ended February 28, 2016, and $7.9 million and $13.5 million during the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively.

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

In connection with the Separation, Lamb Weston recognized a step-up in tax basis in certain assets, which resulted in a $75.0 million net decrease in deferred tax liabilities and a corresponding increase in equity. The step-up in tax basis related to a deferred intercompany transaction arising in 2008, which until the Separation Date, was eliminated within Conagra’s consolidated financial statements and federal tax filings.

Income tax expense for the thirteen weeks ended February 26, 2017 and February 28, 2016, was $44.0 million and $53.2 million, respectively, and for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, was $129.0 million and $124.2 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 33% in all periods presented in our Condensed Combined and Consolidated Statements of Earnings.

There have been no material changes to the unrecognized tax benefits disclosed in Note 11, Pre-Tax Income and Income Taxes, of the Notes to Combined Financial Statements included in the Form 10. Income taxes paid, net of refunds, were $134.4 million and $118.8 million in the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively.

5.    INVENTORIES

We value our inventories using lower of cost, as determined by the first-in, first-out method, or market. The major classes of inventories were as follows (dollars in millions):

	February 26,	May 29,
	2017	2016
Raw materials and packaging	$132.5	$86.2
Finished goods	411.4	384.3
Supplies and other	28.5	28.4
Inventories	$572.4	$498.9

6.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant, and equipment were as follows (dollars in millions):

	February 26,	May 29,
	2017	2016
Land and land improvements	$139.7	$136.5
Buildings, machinery and equipment	1,858.5	1,776.1
Furniture, fixtures, office equipment and other	62.3	53.1
Construction in progress	182.5	68.5
Property, plant and equipment, at cost	2,243.0	2,034.2
Less accumulated depreciation	(1,057.4)	(991.1)
Property, plant and equipment, net	$1,185.6	$1,043.1

Depreciation expense was $25.8 million and $23.1 million for the thirteen weeks ended February 26, 2017 and February 28, 2016, respectively, and $76.4 million and $69.9 million for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively. At February 26, 2017 and May 29, 2016, purchases of property, plant and equipment included in accounts payable were $31.5 million and $15.5 million, respectively.

The amounts of interest capitalized in construction in progress for the thirteen and thirty-nine weeks ended February 26, 2017 and February 28, 2016 were $1.3 million, $0.6 million, $3.2 million and $1.7 million, respectively.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 29, 2016	$75.7	$42.8	$10.9	$4.5	$133.9
Foreign currency translation adjustment	(1.2)	—	—	—	(1.2)
Balance at February 26, 2017	$74.5	$42.8	$10.9	$4.5	$132.7

Other identifiable intangible assets were as follows (dollars in millions):

	February 26, 2017			May 29, 2016
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	14	34.9	15.2	14	35.1	13.5
		$52.9	$15.2		$53.1	$13.5

(a)	Non-amortizing intangible assets are comprised of brands and trademarks.

(b)

Amortizing intangible assets are principally composed of customer relationships, licensing arrangements, and intellectual property. During both the thirteen weeks ended February 26, 2017 and February 28, 2016, amortization expense was $0.5 million. During the thirty-nine weeks ended February 26, 2017 and February 28, 2016, amortization expense was $1.8 million and $1.6 million, respectively.

Total intangible assets, net of amortization, excluding goodwill, as of February 26, 2017 and May 29, 2016, were $37.7 million and $39.6 million, respectively. Foreign intangible assets are affected by foreign currency translation. Estimated intangible asset amortization expense for the remainder of fiscal 2017 and the next five years is as follows (dollars in millions):

Amortization
2017 remainder	$0.5
2018	1.9
2019	1.8
2020	1.8
2021	1.8
2022	1.8
Thereafter	10.1
$19.7

8.    INVESTMENTS IN JOINT VENTURES

Variable Interest Entity - Consolidated

We hold a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised.

Our variable interests in Lamb Weston BSW include an equity investment in the venture, the options, certain fees paid to Lamb Weston by Lamb Weston BSW for sales and marketing services, the contingent obligation related to production shortfalls and the contingent obligation to fund additional equity contributions or purchase the underlying notes associated with certain Lamb Weston BSW financings. Our maximum exposure to loss as a result of our involvement with this venture is equal to our equity investment in the venture, the balance of any promissory notes extended to the venture which are subject to our purchase obligation, and the amount, if any, by which the put option exercise price exceeds the fair value of the non-controlling interest in Lamb Weston BSW upon its exercise. Also, in the event of a production shortfall, we could be required to compensate Ochoa for lost profits. It is not possible to determine the maximum exposure to losses from the potential exercise of the put option or from potential production shortfalls. However, we do not expect to incur material losses resulting from these potential exposures.

Lamb Weston and Lamb Weston BSW purchase potatoes from a shareholder of Ochoa. The aggregate amounts of such purchases were $12.7 million and $13.3 million for the thirteen weeks ended February 26, 2017 and February 28, 2016, respectively; and $49.3 million and $41.1 million for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively.

Lamb Weston BSW is a variable interest entity, and we have determined that we are the primary beneficiary of the entity. We consolidate the financial statements of Lamb Weston BSW. The amounts presented for Lamb Weston BSW in the table below exclude intercompany balances eliminated in consolidation and include the non-controlling interest at redemption value as reported in the Condensed Combined and Consolidated Balance Sheets (dollars in millions):

	February 26,	May 29,
	2017	2016
Cash and equivalents	$10.0	$4.3
Receivables, less allowance for doubtful accounts (a)	—	0.1
Inventories	1.8	1.2
Prepaid expenses and other current assets	0.5	0.4
Property, plant and equipment, net	49.3	52.2
Goodwill	18.8	18.8
Intangible assets, net	4.7	5.2
Total assets	$85.1	$82.2
Notes payable	$—	$1.0
Current portion of long-term debt	1.5	0.5
Accounts payable	9.6	10.9
Accrued liabilities	1.6	1.7
Long-term debt, excluding current portion	28.0	29.5
Total liabilities	$40.7	$43.6
Redeemable noncontrolling interest (b)	$50.7	$47.4

(a)	As of February 26, 2017 and May 29, 2016, affiliate receivables of $23.6 million and $25.8 million, respectively, are not included above as they are eliminated in consolidation.
(b)	Represents the amount that our joint venture partner, Ochoa, had the right to put its equity interest to Lamb Weston on February 26, 2017 and May 29, 2016.

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

Variable Interest Entity - Not Consolidated

We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. We provide all sales and marketing services to Lamb Weston RDO, and we receive a fee for these services based on a percentage of the net sales of the venture. The fees received were $3.3 million and $3.1 million, for the thirteen weeks ended February 26, 2017 and February 28, 2016, respectively; and $10.2 million and $9.3 million for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively. These fees are recorded as a reduction to selling, general, and administrative expense. Our ownership interest in this venture is included in “Equity method investments” in the Condensed Combined and Consolidated Balance Sheets. The balance of Lamb Weston’s investment was $16.4 million and $16.9 million at February 26, 2017 and May 29, 2016, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $32.7 million and $33.9 million as of February 26, 2017 and May 29, 2016, respectively; and term borrowings from banks of $52.9 million and $41.1 million as of February 26, 2017 and May 29, 2016, respectively.

We have determined that Lamb Weston RDO is a variable interest entity, but Lamb Weston is not the primary beneficiary. Lamb Weston does not have the power to direct the activities that most significantly impact the economic performance of the joint venture. Accordingly, we do not consolidate the financial statements of this entity. We use equity method accounting to account for our ownership in Lamb Weston RDO.

Other Investments

We also hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., headquartered in the Netherlands, which manufactures and sells frozen potato products principally in Europe. We account for this investment using equity method accounting.

Transactions with Joint Ventures

The carrying value of our equity method investments, which include Lamb Weston RDO and Lamb-Weston/Meijer, at February 26, 2017 and May 29, 2016, was $155.6 million and $155.2 million, respectively. These amounts are included in “Equity method investments” in our Condensed Combined and Consolidated Balance Sheets. For the thirteen weeks ended February 26, 2017 and February 28, 2016, we had sales and payments to our equity method investments of $6.1 million and $3.8 million, respectively, and $2.0 million and $3.4 million, respectively; and for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, we had sales and payments to our equity method investments of $20.8 million and $11.1 million, respectively, and $8.7 million and $8.9 million, respectively. Total dividends from our equity method investments were $8.2 million and $22.0 million for the thirteen weeks ended February 26, 2017 and February 28, 2016, respectively, and $22.1 million and $29.8 million for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively.

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

For the period after the Separation Date, the components of net periodic benefit cost for our pension and postretirement benefit plans were as follows (dollars in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2017		February 26, 2017
		Postretirement		Postretirement
	Pension Plan	Plans	Pension Plan	Plans
Service cost	$2.0	$—	$2.4	$—
Interest cost	0.1	—	0.1	—
Expected return on plan assets	—	—	—	—
Net amortization of unrecognized amounts	—	—	—	—
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	—
Net periodic benefit cost	$2.1	$—	$2.5	$—

We will make pension plan contributions sufficient to fund our actuarially determined requirements, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. We are required to make $0.2 million of required minimum qualified contributions during the remainder of fiscal 2017.

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

Pension Cost Financial Statement Presentation

Allocated pension costs (benefits) incurred by Conagra prior to November 9, 2016 and pension costs recognized after the Separation Date are included in the Condensed Combined and Consolidated Statements of Earnings as follows (dollars in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 28,	February 26,	February 28,
	2017	2016	2017	2016
Cost of sales (a)	$2.1	$3.0	$7.5	$9.0
Selling, general and administrative expenses (a)	—	(1.4)	(5.5)	(4.2)
Total	$2.1	$1.6	$2.0	$4.8

(a)

Pension, service and interest costs are allocated to operations as reflected in cost of sales above. As part of our carved out financial statements, expected returns on pension assets were not allocated to operations and were reflected in “Selling, general and administrative expenses” in the Condensed Combined and Consolidated Statements of Earnings. At Separation, no pension assets were transferred to Lamb Weston.

10.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	February 26,	May 29,
	2017	2016
Compensation and benefits	$61.5	$64.8
Accrued trade promotions	36.9	35.6
Franchise, property, and sales and use taxes	9.4	12.0
Accrued interest	28.4	0.6
Income taxes payable	4.5	—
Other	22.3	20.2
Accrued liabilities	$163.0	$133.2

11.   DEBT AND FINANCING OBLIGATIONS

At February 26, 2017 and May 29, 2016, our debt, including financing obligations was as follows (dollars in millions):

	February 26,	May 29,
	2017	2016
Short-term borrowings:
Revolving credit facility	$66.0	$—
Other credit facilities	26.5	24.9
	92.5	24.9
Long-term debt:
Term loan facility, due 2021	675.0	—
4.625% senior notes, due 2024	833.0	—
4.875% senior notes, due 2026	833.0	—
6.25% installment notes, due 2017	9.8	10.1
LIBOR plus a margin (1.90% to 2.30%) and 4.34%, installment notes due on various dates through June 2031	29.5	30.0
	2,380.3	40.1
Financing obligations:
4.35% lease financing obligation due May 2030	68.6	69.7
2.00% to 3.32% lease financing obligations due on various dates through 2040	7.9	8.3
	76.5	78.0

Total debt and financing obligations	2,549.3	143.0
Debt issuance costs	(36.3)	—
Short-term borrowings	(92.5)	(24.9)
Current portion of long-term debt and financing obligations	(47.8)	(13.5)
Long-term debt, excluding current portion	$2,372.7	$104.6

In November 2016, as part of the Separation, Lamb Weston issued $2,341.0 million of debt, which included $1,666.0 million of aggregate principal amount of 4.625% and 4.875% senior notes (together, the “Senior Notes”) and $675.0 million of borrowings under a five-year senior secured credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement consists of a five-year amortizing $675.0 million term loan facility (the “Term Loan Facility”) and a five-year non-amortizing $500.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Agreement is secured by security interests and liens on substantially all of our and each guarantor’s assets, as long as Lamb Weston remains below investment grade by both Moody’s and Standard & Poor’s. Of the $1,666.0 million of Senior Notes, $1,542.9 million aggregate principal amount of Senior Notes were distributed directly to Conagra, and we used the proceeds of $123.1 million of Senior Notes, together with $700.4 million of borrowings under the Credit Facilities, to fund an $823.5 million cash payment to Conagra at the time of the Separation. The $1,542.9 million of Senior Notes distributed directly to Conagra was a noncash financing activity for Lamb Weston.

We issued the following debt in connection with the Separation:

•

Revolving Credit Facility:  A five-year nonamortizing $500.0 million revolving credit facility with variable annual interest, under which $66.0 million was outstanding on February 26, 2017. In addition to paying interest, we pay an annual commitment fee for undrawn amounts at a rate of  0.25% to 0.40% depending on our consolidated net leverage ratio.

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

At February 26, 2017, we had $66.0 million of borrowings outstanding under our Revolving Credit Facility. At February 26, 2017, we had $432.2 million of availability on our Revolving Credit Facility, which is net of outstanding letters of credit of $1.8 million. For the period from November 28, 2016 through February 26, 2017, borrowings under our Revolving Credit Facility ranged from a low of $30.0 million to a high of $100.0 million. For the period from November 9, 2016, through February 26, 2017, the weighted average interest rate for our outstanding borrowings under the Revolving Credit Facility was 2.8%.

We are required to maintain the following financial covenant ratios under the Credit Agreement:

•	Total net leverage ratio of 5.50 to 1.00, decreasing ratably to 4.50 to 1.00 on August 25, 2019 through maturity; and
•	Interest coverage ratio of 2.75 to 1.00.

The obligations of Lamb Weston under our Credit Facilities are guaranteed jointly and severally on a senior secured basis by each of our existing and future direct or indirect wholly owned domestic restricted subsidiaries subject to the exclusion of immaterial subsidiaries.

The Credit Agreement and the indentures governing the Senior Notes contain covenants that, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things, incur, assume or guarantee additional indebtedness, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make loans and investments, incur or suffer to exist liens, sell, transfer or otherwise dispose of assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to us, engage in transactions with affiliates, designate subsidiaries as unrestricted or restricted, and consolidate, merge, amalgamate or transfer all or substantially all of our assets.

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

The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by our domestic subsidiaries that guarantee our obligations under the Credit Agreement.

Other

The aggregate minimum principal maturities of our long-term debt, including current portion, for the next five fiscal years and thereafter, are as follows (dollars in millions):

	Financing
	Obligations	Debt (a)	Total
2017 remainder	$0.6	$84.3	$84.9
2018	2.7	61.8	64.5
2019	2.5	35.4	37.9
2020	2.4	35.4	37.8
2021	2.0	35.5	37.5
2022	2.3	533.4	535.7
Thereafter	64.0	1,687.0	1,751.0
	$76.5	$2,472.8	$2,549.3

(a)	Debt includes $66.0 million of borrowings on the Revolving Credit Facility in the remainder of fiscal year 2017 and $26.5 million under our other credit facilities in 2018.

We present $37.7 million of debt issuance costs in connection with the debt issuances described above as a reduction of long-term debt. Conagra paid $25.4 million of the debt issuance costs and we paid $12.3 million. We amortize the costs in interest expense using the effective interest method over the life of the loans. For the thirteen and thirty-nine weeks ended February 26, 2017, we recorded $1.1 million and $1.4 million, respectively, of amortization expense in “Interest expense” in our Condensed Combined and Consolidated Statements of Earnings.

Since the Separation, we have paid $4.2 million of interest on debt.

Other Credit Facilities

In 2016, one of our subsidiaries increased its credit facilities $20.0 million to approximately $58.0 million. The facilities consist of an overdraft line, a fixed asset commitment and a working capital facility. Borrowings under the facilities bear interest at a percentage of the stated rate, 4.35% at February 26, 2017, and may be prepaid without penalty. We guarantee the full amount of our subsidiary’s obligations to the financial institution up to the maximum amount of the credit facility. As of February 26, 2017, $26.5 million was drawn on the facilities and recorded in “Short-term borrowings” in our Condensed Combined and Consolidated Balance Sheet.

For more information on our debt and interest rates on that debt, see Note 5, Notes Payable and Long-Term Debt, of the Notes to Combined Financial Statements included in the Form 10.

12.   SHARE-BASED PAYMENTS

Prior to the Separation Date, our employees participated in Conagra’s equity incentive plans, which issued equity awards, including stock options, restricted stock units and performance-based restricted stock units. In addition, certain Lamb Weston employees participated in Conagra’s employee stock purchase plan. All awards granted under these plans consisted of Conagra common shares. Lamb Weston’s Condensed Combined and Consolidated Statements of Earnings reflect compensation expense for these stock-based plans associated with the portion of Conagra’s incentive plans in which Lamb Weston employees participated and an allocation of  stock-based compensation costs of certain Conagra employees who provided general and administrative services on our behalf.

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

On November 8, 2016, the Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan (the “Plan”). Under the terms of the Plan, equity awards, including stock options, cash and stock-settled restricted stock units, restricted stock awards, and performance-based restricted stock units, may be granted to our directors, officers, and employees. At February 26, 2017, we had 10.0 million shares authorized under our equity incentive plans, and 8.2 million were available for future grant. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The weighted average Black-Scholes assumptions for stock options granted during the thirteen-weeks ended February 26, 2017 were:

Expected volatility (%)	23.94
Dividend yield (%)	2.18
Risk-free interest rate (%)	1.57
Expected life of stock option (years)	3.4

The following table summarizes stock option activity for the thirty-nine weeks ended February 26, 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value (a)
	Shares	(per share)	Term (Years)	(in millions)
Outstanding at May 29, 2016	—	—
Converted on November 9, 2016	607,420	$23.60
Granted	146,514	35.15
Exercised	(15,819)	21.87
Forfeited/cancelled	(10,211)	30.68
Outstanding at February 26, 2017	727,904	$25.86	7.60	$10.0

Exercisable at February 26, 2017	317,324	$20.45	5.75	$6.1

(a)

The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2017 third quarter, or February 24, 2017, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the quarter. The amount changes based on the fair market value of our stock.

The following table summarizes restricted stock unit and performance-based restricted stock unit activity for the thirty-nine weeks ended February 26, 2017:

	Stock-Settled		Cash-Settled		Performance Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 29, 2016	—	—	—	—	—	—
Converted on November 9, 2016	459,466	$25.05	469,837	$25.33	56,050	$25.84
Granted (a)	85,073	33.88	—	—	1,372	25.84
Vested	(10,130)	19.31	—	—	—	—
Forfeited/expired/cancelled	(31,706)	23.92	(3,378)	25.63	—	—
Outstanding at February 26, 2017	502,703	$26.73	466,459	$25.33	57,422	$25.84

(a)	Granted represents new grants and dividend equivalents accrued.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 28,	February 26,	February 28,
	2017	2016	2017	2016
Stock options	$0.1	$0.1	$0.4	$0.3
Stock-settled restricted stock units	1.0	0.7	2.7	1.9
Performance-based restricted stock units	0.3	—	0.3	—
Cash-settled restricted stock units (a)	3.1	1.1	6.4	4.0
Total compensation expense	4.5	1.9	9.8	6.2
Income tax benefit (b)	(1.7)	(0.7)	(3.6)	(2.3)
Total compensation expense, net of tax benefit	$2.8	$1.2	$6.2	$3.9

(a)	All cash-settled restricted stock units are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Condensed Combined and Consolidated Balance Sheets.
(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at February 26, 2017, total unrecognized compensation expense related to share-based payments was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock options	$1.4	1.6
Cash-settled restricted stock units	7.9	1.9
Stock-settled restricted stock units	8.5	2.1
Performance units	1.0	1.8
Total unrecognized share-based compensation expense	$18.8	2.0

13.   STOCKHOLDERS’ EQUITY

In connection with the Separation, we amended and restated our certificate of incorporation to authorize 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 146,068,558 shares of common stock issued and outstanding as of February 26, 2017. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding on February 26, 2017.

Dividends

On December 15, 2016, our Board of Directors declared a dividend of $0.1875 per share of common stock. We delivered the funds to the transfer agent of our common stock on February 24, 2017, who in turn paid the dividend on March 1, 2017, to stockholders of record as of the close of business on January 30, 2017.

On March 23, 2017, our Board of Directors declared a dividend of $0.1875 per share of common stock. The dividend will be paid on June 2, 2017 to stockholders of record as of the close of business on April 30, 2017.

14.   DERIVATIVE FINANCIAL INSTRUMENTS

We use derivatives and other financial instruments to hedge exposures to commodity and currency risks. We do not hold or issue derivatives and other financial instruments for trading purposes. Prior to the Separation, Conagra exited all derivative instruments related to our businesses. The effect of exiting the positions was not significant to our financial results.

Foreign Currency Risk

We manufacture and sell our products and finance operations in different countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To manage this exchange rate risk, we have historically utilized options and currency swaps. These derivatives are marked-to-market with gains and losses immediately recognized in selling, general and administrative expenses. These substantially offset the foreign currency transaction gains or losses recognized as values of the monetary assets or liabilities being economically hedged change.

Commodity Risk

Certain raw materials used in our production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility in earnings due to price fluctuations, we may utilize swap contracts, or forward purchase contracts.

Derivative instruments are reported in the consolidated balance sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale exception (“NPNS”) under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized on the balance sheet.

We do not designate commodity derivatives to achieve hedge accounting treatment.  The change in the fair value of the instruments used to reduce commodity price volatility is immediately recognized in earnings in cost of sales. All derivative instruments are recognized in our Condensed Combined and Consolidated Balance Sheets at fair value (refer to Note 15, Fair Value Measurements, for additional information related to fair value measurements). The fair value of derivative assets are recognized within “Prepaid expenses and other current assets”, while the fair value of derivative liabilities are recognized within “Accrued liabilities”. In accordance with GAAP, we offset certain derivative asset and liability balances where master netting agreements provide for legal right of setoff. No collateral was received or pledged in connection with these agreements.

Derivative assets and liabilities were reflected in our Consolidated and Combined Balance Sheets as follows (dollars in millions):

	February 26,	May 29,
	2017	2016
Prepaid expenses and other current assets	$—	$2.1
Accrued liabilities	$2.5	$0.2

The following table presents our derivative assets and liabilities, at February 26, 2017, on a gross basis (dollars in millions):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$2.5

The following table presents our derivative assets and liabilities, at May 29, 2016, on a gross basis, prior to the setoff of $0.1 million where legal right of setoff existed (dollars in millions):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$1.5	Accrued liabilities	$0.2
Foreign exchange contracts	Prepaid expenses and other current assets	0.6	Accrued liabilities	—
		$2.1		$0.2

The location and amount of gains (losses) from derivatives in our Condensed Combined and Consolidated Statements of Earnings were as follows (dollars in millions):

		Amount of Gain (Loss)
		Recognized on Derivatives in
		Combined Statement of Earnings
	Location in Consolidated	for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging	Statement of Earnings of Gain	February 26,	February 28,
Instruments	(Loss) Recognized on Derivatives	2017	2016
Commodity contracts	Cost of sales	$(1.9)	$(2.2)
Foreign exchange contracts	Selling, general and administrative expenses	—	0.4
Total loss from derivative instruments not designed as hedging instruments		$(1.9)	$(1.8)

		Amount of Gain (Loss)
		Recognized on Derivatives in
		Combined Statement of Earnings
	Location in Consolidated	for the Thirty-Nine Weeks Ended
Derivatives Not Designated as Hedging	Statement of Earnings of Gain	February 26,	February 28,
Instruments	(Loss) Recognized on Derivatives	2017	2016
Commodity contracts	Cost of sales	$(2.0)	$(7.4)
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	0.4
Total loss from derivative instruments not designed as hedging instruments		$(2.1)	$(7.0)

As of February 26, 2017, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $29.3 million and $49.2 million for purchase and sales contracts, respectively. As of May 29, 2016, our open commodity contracts had a notional value of $32.8 million and $13.6 million for purchase and sales contracts, respectively.

15.   FAIR VALUE MEASUREMENTS

FASB guidance establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The three levels of inputs used to measure fair value are as follows:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities,

Level 2—Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, and

Level 3—Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 26, 2017 and May 29, 2016 (dollars in millions):

	As of February 26, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.7	$—	$—	$0.7
Total assets	0.7	—	—	0.7
Liabilities:
Derivative liabilities (a)	—	2.5	—	2.5
Deferred compensation liabilities (b)	—	8.3	—	8.3
Total liabilities	$—	$10.8	$—	$10.8

	As of May 29, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets (a)	$1.5	$0.6	$—	$2.1
Deferred compensation assets	0.7	—	—	0.7
Total assets	2.2	0.6	—	2.8
Liabilities:
Derivative liabilities (a)	—	0.2	—	0.2
Deferred compensation liabilities (b)	—	6.5	—	6.5
Total liabilities	$—	$6.7	$—	$6.7

(a)

The fair values of our Level 2 derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity swap and forward purchase contracts.

(b)

The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a non-recurring basis.

At February 26, 2017, we had $1,698.5 million of fixed-rate and $774.3 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at February 26, 2017 was estimated to be $1,719.3 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, that is described above. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

16.    SEGMENTS

We have four operating segments, each of which are reportable segments: Global, Retail, Foodservice and Other. Our chief operating decision maker receives periodic management reporting under this structure that generally focuses on the nature and scope of the customers’ business, which enables operating decisions, performance assessment, and resource allocation decisions at the segment level. The reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment. We measure our segments’ product contribution margin, which is defined as net sales, less cost of sales and advertising and promotion expenses and excludes general corporate expenses, interest, and taxes. See Note 19, Business Segments and Related Information, of the Notes to Combined Financial Statements included in the Form 10 for more information.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 28,	February 26,	February 28,
(in millions)	2017	2016	2017	2016
Net sales:
Global	$391.6	$381.4	$1,203.4	$1,152.5
Foodservice	242.2	219.9	753.0	691.4
Retail	99.7	98.5	285.8	278.0
Other	35.0	28.9	93.3	94.9
Total net sales	768.5	728.7	2,335.5	2,216.8
Product contribution margin (a):
Global	93.2	85.6	259.1	219.9
Foodservice	84.1	64.8	243.8	182.7
Retail	23.1	23.2	63.6	51.8
Other	2.2	4.0	5.0	12.9
Total product contribution margin	202.6	177.6	571.5	467.3
Equity method investment earnings (b)	12.7	36.1	29.5	56.3
Total product contribution margin plus equity method investment earnings	215.3	213.7	601.0	523.6
Other selling, general and administrative expenses (a) (c)	57.4	50.3	175.8	145.9
Interest expense, net	26.3	1.5	34.5	4.3
Income tax expense	44.0	53.2	129.0	124.2
Net income	87.6	108.7	261.7	249.2
Less: Income attributable to noncontrolling interests	3.4	1.3	10.7	6.5
Net income attributable to Lamb Weston Holdings, Inc.	$84.2	$107.4	$251.0	$242.7

(a)

Product contribution margin is defined as net sales, less cost of sales and advertising and promotions expenses. Other selling, general and administrative expenses include all selling, general and administrative expenses other than advertising and promotions expenses.

(b)	The thirteen and thirty-nine weeks ended February 28, 2016, both include a $17.7 million non-cash gain related to the settlement of a pension plan of our Lamb-Weston/Meijer joint venture.

(c)

The thirteen and thirty-nine weeks ended February 26, 2017 include $5.1 million and $23.8 million, respectively, of pre-tax expenses related to the Separation.  The thirteen and thirty-nine weeks ended February 28, 2016, both include $0.7 million of pre-tax Separation-related expenses. In all periods, the expenses related primarily to professional fees.

Assets by Segment

The manufacturing assets of Lamb Weston are shared across all reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.

Other Information

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 11% of consolidated “Net sales” in all periods presented in our Condensed Combined and Consolidated Statements of Earnings.

17.   COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 11, Debt and Financing Obligations), lease obligations, purchase commitments for goods and services, and legal proceedings (discussed below).

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At February 26, 2017, we were not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

Lamb Weston is a party to various potato purchase supply agreements with growers, under which they deliver their potato crop from the contracted acres to Lamb Weston during the harvest season, and pursuant to the potato supply agreements, pricing for this inventory is determined after delivery, taking into account crop size and quality, among other factors. Lamb Weston paid $12.8 million and $15.9 million for the thirteen weeks ended February 26, 2017 and February 28, 2016, respectively, and $136.0 million and $133.9 million for the thirty-nine weeks ended February 26, 2017 and February 28, 2016, respectively, under the terms of the potato supply agreements. Amounts paid are initially recorded in inventory and charged to cost of sales as related inventories are produced and subsequently sold. Under the terms of such potato supply agreements, Lamb Weston has guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 26, 2017, Lamb Weston has effectively guaranteed $7.3 million of supplier loans. Lamb Weston has not established a liability for these guarantees, as Lamb Weston has determined that the likelihood of Lamb Weston’s required performance under the guarantees is remote. Under certain other potato supply agreements, Lamb Weston makes advances to growers prior to the delivery of potatoes. The aggregate amounts of these advances were $54.5 million and $15.7 million at February 26, 2017 and May 29, 2016, respectively.

Federal income tax credits were generated related to Lamb Weston’s sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million at February 26, 2017. Lamb Weston believes the likelihood of the recapture or reduction of the income tax credits is remote, and therefore Lamb Weston has not established a liability in connection with this guarantee.

Lamb-Weston/Meijer, a joint venture (see Note 8, Investments in Joint Ventures, for further information), headquartered in the Netherlands, manufactures and sells frozen potato products principally in Europe. Lamb Weston and Lamb Weston’s partner are jointly and severally liable for all legal liabilities of Lamb-Weston/Meijer. As of February 26, 2017 and May 29, 2016, the total liabilities of Lamb-Weston/Meijer were $220.0 million and $203.7 million, respectively. Lamb-Weston/Meijer is well capitalized, with partners’ equity of $275.6 million and $284.5 million as of February 26, 2017 and May 29, 2016, respectively. Lamb Weston has not established a liability on its balance sheets for the obligations of Lamb-Weston/Meijer, as Lamb Weston has determined the likelihood of any required payment by Lamb Weston to settle such liabilities of Lamb-Weston/Meijer is remote.

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters would not have a material adverse effect on Lamb Weston’s financial condition, results of operations, or cash flows. It is reasonably possible that a change in one of the estimates of the foregoing matters may occur in the future.

Legal Proceedings

We are a party to legal actions arising in the ordinary course of our business. These legal actions include commercial liability claims, premises liability claims, and employment-related claims, among others. As of the date of this filing, we do not believe that any of the legal actions against us would, either individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows. Costs of legal services associated with the foregoing matters are recognized in earnings as services are provided.

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

Overview

Lamb Weston, along with our joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products. We are the number one supplier of value-added frozen potato products in North America—the largest market for frozen potato products in the world. We are also a leading supplier of value-added frozen potato products internationally, with a strong and growing presence in high-growth emerging markets. We offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent the majority of our valued-added frozen potato product portfolio.

Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “Lamb Weston” refer to Lamb Weston Holdings, Inc. and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to the Separation (as defined below), the combined and consolidated entities of the Lamb Weston business of Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra”) and certain other assets and liabilities that had been historically held at the Conagra corporate level but were specifically identifiable and attributable to the Lamb Weston business.

Management’s discussion and analysis of our results of operations and financial condition, which we refer to in this filing as “MD&A,” is provided as a supplement to the Condensed Combined and Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures) that is prepared using non-GAAP measures. Refer to “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definition of Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures and a reconciliation of these non-GAAP financial measures to net income.

Lamb Weston’s management uses Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures to evaluate the Company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. The company includes these non-GAAP financial measures because management believes it is useful to investors in that it provides for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the company’s operating performance and underlying prospects. Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures should not be considered a substitute for net income.

Separation from Conagra

On November 9, 2016, Lamb Weston separated from Conagra and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of the outstanding common stock of Lamb Weston to Conagra stockholders (which we refer to as the “Separation”). Each Conagra stockholder of record on November 1, 2016  (the “record date”) received one share of Lamb Weston common stock for every three shares of Conagra common stock held on the record date. As a result, approximately 146 million shares of Lamb Weston common stock were distributed on November 9, 2016 (the “Separation Date”), to Conagra stockholders. Lamb Weston’s common stock began “regular way” trading under the ticker symbol “LW” on the New York Stock Exchange on November 10, 2016.

The Separation was completed pursuant to a separation and distribution agreement and several other agreements with Conagra, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement, each of which was filed with the SEC as an exhibit to our Current Report on Form 8-K on November 10, 2016. These agreements govern the relationship between Lamb Weston and Conagra following the Separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Conagra to Lamb Weston. The thirteen and thirty-nine weeks ended February 26, 2017, include $2.2 million and $2.6 million, respectively, of expenses related to the transition services agreement. For a discussion of each agreement see the section entitled “Relationship with ConAgra After the Spinoff” in our registration statement on Form 10, as amended, which was filed with the SEC on October 17, 2016 (the “Form 10”).

In connection with the Separation, Conagra transferred substantially all of the assets and liabilities and operations of Lamb Weston to us. Combined financial statements prior to the Separation were prepared on a stand-alone basis and were derived from Conagra’s consolidated financial statements and accounting records. The combined financial statements contained in this report reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of Conagra prior to the Separation. Following the Separation, our consolidated financial statements include the accounts of Lamb Weston Holdings, Inc. and its wholly-owned subsidiaries. The condensed combined and consolidated financial position, results of operations and cash flows as of dates and for periods prior to the Separation may not be indicative of what our financial position, results of operations and cash flows would have been as a separate stand-alone public company during the periods presented, nor are they indicative of what our financial position, results of operations and cash flows may be in the future. For additional information, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Executive Summary

Fiscal 2017 third quarter net sales increased 5% to $768.5 million, compared with $728.7 million in the comparable quarter of the prior year. Net sales grew 5% in the first three quarters of fiscal 2017 to $2,335.5 million, compared with $2,216.8 million in the comparable prior year period. Income from operations increased 14% to $145.2 million, compared with $127.3 million in the comparable quarter of the prior year. Income from operations grew 23% in the first three quarters of fiscal 2017 to $395.7 million, compared with $321.4 million in the comparable prior year period. Net income attributable to Lamb Weston decreased 22% to $84.2 million, or $0.57 per diluted share, during the third quarter 2017, compared with $107.4 million of net income, or $0.71 per diluted share, during the same period in fiscal 2016. Net income attributable to Lamb Weston increased 3% to $251.0 million for the first three quarters of fiscal 2017, compared with $242.7 million reported in the same period in the prior year.

The third quarter and first three quarters of fiscal 2017 included $5.1 million ($3.2 million after tax) and $23.8 million ($15.0 million after tax), respectively, of expense for costs (primarily professional fees) related to the Separation. For both the third quarter and first three quarters of fiscal 2016, we recognized $0.7 million ($0.4 million after tax) of expenses for costs related to the Separation. In addition, the third quarter and first three quarters of fiscal 2016 included a $17.7 million non-cash gain ($13.3 million after tax) related to the settlement of a pension plan of our Lamb-Weston/Meijer joint venture. Excluding these comparability items, net income decreased 8% to $87.4 million, or $0.59 per diluted share, in the third quarter of fiscal 2017, and increased 16% to $266.0 million, or $1.80 per diluted share, compared with the first three quarters in the prior year. The third quarter and first three quarters of fiscal 2017 Adjusted EBITDA including unconsolidated joint ventures, was $190.8 million and $530.7 million, respectively, an 11% and 22% increase compared with the same periods in the prior year.

Compared with the third quarter of fiscal 2016, the decrease in net income reflects higher interest expense, lower equity method investment earnings, higher selling, general and administrative expenses related to incremental costs incurred as a stand-alone public company and higher incentive compensation costs as a result of the Company’s strong operating performance. This was partially offset by favorable year-over-year pricing and mix. Compared with the first three quarters of 2016, the increase in net income was driven primarily by favorable year-over-year price/mix, increased sales volume, and supply chain efficiency savings, net of commodity inflation. Partially offsetting these benefits were higher interest expense, higher selling, general and administrative expenses, and lower equity method investment earnings.

Compared with the third quarter and first three quarters of fiscal 2016, the increase in Adjusted EBITDA including unconsolidated joint ventures was driven by growth in income from operations, partially offset by lower equity method investment earnings.

Demand for frozen potato products continues to grow around the world. We expect to meet the increase in demand by investing in additional capacity at our Boardman, Oregon and Richland, Washington facilities. We began operating the new line in Boardman, Oregon during the third quarter of fiscal 2017, and we expect to begin operating the new line in Richland, Washington during the second quarter of fiscal 2018. Additionally, through our Lamb-Weston/Meijer joint venture, we recently expanded capacity in our facility at Bergen op Zoom, The Netherlands, and are participating in a joint venture that is constructing a new production facility in Lipetsk, a special economic zone in south Moscow, The Russian Federation. We expect the Lipetsk plant to be operational in the second half of fiscal 2018.

Outlook

For the remainder of fiscal 2017, we expect the operating environment to remain favorable given the continued growth in volume demand and high industry manufacturing capacity utilization levels. Compared with the third quarter and consistent with prior years, we expect higher input costs and a lower gross margin in our fiscal fourth quarter. We expect our effective tax rate for fiscal 2017, exclusive of any unusual transactions or tax events which we cannot predict, to be 33% to 34%.

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

Thirteen Weeks Ended February 26, 2017 compared to Thirteen Weeks Ended February 28, 2016

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirteen Weeks Ended
	Net Sales			Product Contribution Margin
	February 26,	February 28,	% Inc	February 26,	February 28,	% Inc
	2017	2016	(Dec)	2017	2016	(Dec)
Global	$391.6	$381.4	3%	$93.2	$85.6	9%
Foodservice	242.2	219.9	10%	84.1	64.8	30%
Retail	99.7	98.5	1%	23.1	23.2	0%
Other	35.0	28.9	21%	2.2	4.0	(45%)
Total	$768.5	$728.7	5%	$202.6	$177.6	14%

Net Sales

Lamb Weston’s net sales for the third quarter of fiscal 2017 were $768.5 million, an increase of $39.8 million, or 5%, compared to the third quarter of fiscal 2016.

Global net sales increased $10.2 million, or 3%, to $391.6 million, compared with $381.4 million in the third quarter of fiscal 2016. Fiscal 2017 third quarter net sales reflect a 2% increase in price/mix associated with actions to increase prices across the customer base, as well as actions to improve customer and product mix. Additionally, fiscal 2017 third quarter net sales reflect a 1% increase in sales volume, driven by growth in both domestic and international markets.

Foodservice net sales increased $22.3 million, or 10%, to $242.2 million, compared with $219.9 million in the third quarter of fiscal 2016. Fiscal 2017 third quarter net sales reflect a 10% increase, primarily reflecting pricing actions as well as improved customer and product mix. Sales volume was essentially flat compared with the third quarter of fiscal 2016.

Retail net sales increased $1.2 million, or 1%, to $99.7 million, compared with $98.5 million in the third quarter of fiscal 2016. Fiscal 2017 third quarter net sales reflect a 1% increase in sales volume, largely reflecting growth of licensed brands and private label products.

Net sales in our Other segment increased $6.1 million, or 21%, to $35.0 million, compared with $28.9 million in the third quarter of fiscal 2016. Compared with fiscal third quarter 2016, the increase in net sales primarily reflects an improved sales mix in our vegetable business.

Product Contribution Margin

Global product contribution margin increased $7.6 million, or 9%, to $93.2 million in the third quarter of fiscal 2017, primarily as a result of favorable price/mix. Global cost of sales was $297.4 million, or 1% higher for the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016, primarily driven by an increase in sales volumes. Advertising and promotion spending decreased modestly in the third quarter of 2017 as compared to the third quarter of fiscal 2016.

Foodservice product contribution margin increased $19.3 million, or 30%, to $84.1 million in the third quarter of fiscal 2017, largely as a result of favorable price/mix. Cost of sales was $156.4 million, or 2% higher in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016. Advertising and promotion spending was flat in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016.

Retail product contribution margin decreased $0.1 million to $23.1 million due to increased advertising and promotion spending. Cost of sales was $74.4 million, or 2% higher in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016. Advertising and promotion spending increased in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016, driven by the timing of marketing spend.

Other product contribution margin decreased $1.8 million, or 45%, to $2.2 million due to higher costs associated with the sales mix in our vegetable business and an unrealized mark-to-market expense adjustment related to our commodity option contracts.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $7.2 million, or 13%, to $61.8 million in the third quarter of fiscal 2017 compared with the same period in 2016. The third quarter of fiscal 2017 and fiscal 2016 included $5.1 million and $0.7 million of expense for costs related to the Separation, respectively. Excluding the costs recorded in connection with the Separation, selling, general and administrative expenses increased $2.8 million, or 5%, largely due to incremental costs associated with being a stand-alone public company as well as higher incentive compensation costs as a result of the Company’s strong operating performance.

Interest Expense, Net

Interest expense, net was $26.3 million for the third quarter of fiscal 2017, an increase of $24.8 million compared with $1.5 million in the same period in fiscal 2016. The increase in interest expense, net was the result of the debt incurred in connection with the Separation. For more information, see Note 11, Debt and Financing Obligations in the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and “Obligations and Commitments” in this MD&A. For the period prior to the Separation, interest expense was included only for the legal entities that comprised Lamb Weston, and did not include any allocated interest expense from Conagra.

Income Taxes

Income tax expense for the third quarter of fiscal 2017 and 2016 was $44.0 million and $53.2 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 33% for both the third quarter of 2017 and 2016. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of U.S. state taxes, the domestic manufacturers’ deduction, foreign taxes and other permanent differences.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures and include our share of the earnings based on our economic ownership interest in them. Lamb Weston’s share of earnings from its equity method investments was $12.7 million and $36.1 million for the third quarter of fiscal 2017 and 2016, respectively. Equity method investment earnings for the third quarter of fiscal 2017 were lower due to a $17.7 million non-cash gain related to the settlement of a pension plan of our Lamb-Weston/Meijer joint venture in the third quarter of fiscal 2016, as well as higher raw potato costs in Europe. For more information about our joint ventures, see Note 8, Investments in Joint Ventures, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part, Item 1. Financial Statements” of this report.

Thirty-Nine Weeks Ended February 26, 2017 compared to the Thirty-Nine Weeks Ended February 28, 2016

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirty-Nine Weeks Ended
	Net Sales			Product Contribution Margin
	February 26,	February 28,	% Inc	February 26,	February 28,	% Inc
	2017	2016	(Dec)	2017	2016	(Dec)
Global	$1,203.4	$1,152.5	4%	$259.1	$219.9	18%
Foodservice	753.0	691.4	9%	243.8	182.7	33%
Retail	285.8	278.0	3%	63.6	51.8	23%
Other	93.3	94.9	(2%)	5.0	12.9	(61%)
Total	$2,335.5	$2,216.8	5%	$571.5	$467.3	22%

Net Sales

Lamb Weston’s net sales for the first three quarters of fiscal 2017 were $2,335.5 million, an increase of $118.7 million, or 5%, compared with the same period in fiscal 2016.

Global net sales increased $50.9 million, or 4%, to $1,203.4 million, compared with $1,152.5 million in the first three quarters of fiscal 2016. Net sales in the first three quarters of fiscal 2017 reflect a 3% increase in sales volume, driven by growth domestically, which included organic growth and new business with major restaurant chains, as well as growth in international markets. Additionally, net sales in the first three quarters of fiscal 2017 reflect a 1% increase in price/mix associated with price increases in both domestic and international markets, as well as actions to improve customer and product mix.

Foodservice net sales increased $61.6 million, or 9%, to $753.0 million, compared with $691.4 million in the first three quarters of fiscal 2016. Net sales in the first three quarters of fiscal 2017 reflect a 7% increase related to favorable pricing, as well as actions to improve customer and product mix. Sales volume increased 2%, which related to growth of small and mid-sized restaurant chain operators, as well as regional and independent food distributors.

Retail net sales increased $7.8 million, or 3%, to $285.8 million, compared with $278.0 million in the first three quarters of fiscal 2016. Net sales in the first three quarters of fiscal 2017 reflect a 4% increase related to favorable pricing and customer mix changes due to the increase of licensed brands and trade efficiencies. Sales volume decreased 1%, largely due to product line rationalization.

Net sales in our Other segment decreased $1.6 million, or 2%, to $93.3 million, compared with $94.9 million in the first three quarters of fiscal 2016. The decrease in net sales in the first three quarters of fiscal 2017 is due primarily to lower by-product sales, offset partially by increased sales in our vegetable business.

Product Contribution Margin

Global product contribution margin increased $39.2 million, or 18%, to $259.1 million in the first three quarters of fiscal 2017, as a result of favorable price/mix, supply chain efficiency savings and volume growth. Global cost of sales was $940.7 million, or 1% higher in the first three quarters of fiscal 2017, as compared to the same period in the prior year. While total costs were higher in connection with increased volumes, as a percent of sales, global cost of sales declined 2.3 percentage points in the first three quarters of fiscal 2017, compared with the first three quarters of fiscal 2016, largely due to supply chain savings driven by operational efficiencies. Advertising and promotion spending was $1.1 million lower for the first three quarters of 2017, as compared to the same period in 2016, driven by the timing of costs related to our global rebranding.

Foodservice product contribution margin increased $61.1 million, or 33%, to $243.8 million in the first three quarters of fiscal 2017 as a result of favorable price/mix, supply chain efficiency savings and volume growth. Cost of sales was $504.2 million in the first three quarters of fiscal 2017, essentially flat as compared to the same period in the prior year. Advertising and promotion spending was $0.2 million lower in the first three quarters of fiscal 2017, compared with the first three quarters of fiscal 2016.

Retail product contribution margin increased $11.8 million, or 23%, to $63.6 million due to favorable price/mix. Cost of sales was $216.0 million, or 1%  lower in the first three quarters of fiscal 2017 as compared to the same period in fiscal 2016, driven by lower sales volumes and supply chain savings. Advertising and promotion spending was $1.1 million lower in the first three quarters of fiscal 2017, compared with the first three quarters of fiscal 2016, due to the timing of marketing and promotional spending related to our Alexia brand.

Other product contribution margin decreased $7.9 million, or 61%, in the first three quarters of fiscal 2017, due primarily to higher costs associated with the sales mix in our vegetable business, the unrealized mark-to-market expense adjustment related to our commodity option contracts and lower sales volumes as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $27.2 million, or 17%, in the first three quarters of fiscal 2017 compared with the same period in 2016. The first three quarters of fiscal 2017 and 2016 included $23.8 million and $0.7 million, respectively, of expenses for costs related to the Separation, primarily related to professional fees. Excluding the costs recorded in connection with the Separation, selling, general and administrative expenses increased $4.1 million or 3%, largely due to incremental costs associated with being a stand-alone public company as well as higher incentive compensation costs as a result of our strong operating performance.

Interest Expense, Net

Interest expense, net was $34.5 million in the first three quarters of fiscal 2017, an increase of $30.2 million compared with the same period in fiscal 2016. The increase in interest expense, net was the result of the new debt incurred in connection with the Separation. For more information, see Note 11, Debt and Financial Obligations in the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report. For the period prior to the Separation, interest expense was included for only the legal entities that comprised Lamb Weston, and did not include any allocated interest expense from Conagra.

Income Taxes

Income tax expense for the first three quarters of fiscal 2017 and 2016 was $129.0 million and $124.2 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method earnings) was approximately 33% for the first three quarters of fiscal 2017 and 2016, respectively. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of U.S. state taxes, the domestic manufacturers’ deduction, foreign taxes and other permanent differences.

 Equity Method Investment Earnings

Lamb Weston’s share of earnings from its equity method investments was $29.5 million and $56.3 million for the first three quarters of fiscal 2017 and 2016, respectively. Equity method investment earnings for the first three quarters of fiscal 2017 were lower due to a $17.7 million non-cash gain related to the settlement of a pension plan of Lamb-Weston/Meijer in the third quarter of fiscal 2016, as well as higher raw potato costs in Europe.

Liquidity and Capital Resources

Sources and Uses of Cash

Prior to the Separation, transfers to and from Conagra’s cash management system were reflected in “Net transfers (to) from parent” on the Condensed Combined and Consolidated Statements of Cash Flows. Conagra funded our cash needs up to the Separation Date.

In connection with the Separation, we incurred a significant amount of debt. Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At February 26, 2017, we had $37.5 million of cash and cash equivalents and $432.2 million of available borrowing capacity. Currently, our primary uses of cash are for operations, capital expenditures, cash dividends on our common stock and debt service. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payment of any dividends declared for at least the next twelve months.

We had cash and cash equivalents of $37.5 million at February 26, 2017 and $36.4 million at May 29, 2016, of which $27.5 million and $33.6 million, respectively, was held in foreign subsidiaries, whose earnings are considered to be indefinitely reinvested. Repatriation of these funds to the United States would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirty-Nine Weeks Ended
	February 26,	February 28,
	2017	2016	Inc (Dec)
Net cash flows provided by (used for):
Operating activities	$254.1	$221.1	$33.0
Investing activities	(202.5)	(103.4)	(99.1)
Financing activities	(50.1)	(111.5)	61.4
	1.5	6.2	(4.7)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.2)	(0.2)
Net increase (decrease) in cash and cash equivalents	$1.1	$6.0	$(4.9)

Operating Activities

In the first three quarters of fiscal 2017, cash provided by operating activities increased $33.0 million to $254.1 million, compared with $221.1 million in the same period a year ago.  Cash provided by items included in net income increased $53.2 million, of which $19.7 million related to the change in earnings from joint ventures in excess of distributions (2016 included a $17.7 million non-cash gain for the settlement of a pension plan at our Lamb-Weston/Meijer joint venture) and the remaining increase related to higher income from operations as described in “Operating Results” in this MD&A. These increases were partially offset by $20.2 million more cash used for working capital, compared with the same period in 2016. In the first three quarters of fiscal 2017, the increase in working capital related primarily to an increase in inventories due to the build-up of inventory ahead of upcoming planned production outages to implement capital projects and an increase in prepaid expenses and other current assets related to the timing of grower prepayments, partially offset by increases in accrued expenses for higher incentive compensation costs as a result of our strong operating performance.

Investing Activities

Investing activities used $202.5 million of cash in the first three quarters of fiscal 2017, compared with $103.4 million in the same period in the prior year. The increase related primarily to our significant plant expansions at our Boardman, Oregon and Richland, Washington facilities in fiscal 2017, compared with 2016.

Financing Activities

During the first three quarters of fiscal 2017, cash used for financing activities totaled $50.1 million, compared with cash used for financing activities of $111.5 million during the same period a year ago. The year-over-year change in financing activities primarily related to the Separation in fiscal 2017, whereas in the first three quarters of fiscal 2016, cash was primarily used for transfers to Conagra, as we were part of Conagra’s cash management system through the Separation Date. We had $38.8 million of net transfers to Conagra in the first three quarters of fiscal 2017, compared with $115.0 million of net transfers in the first three quarters of fiscal 2016.

In the first three quarters of fiscal 2017, we issued $2,341.0 million of debt in connection with the Separation, of which $1,542.9 million of proceeds were distributed directly to Conagra (including $25.4 million Conagra used to pay debt issuance costs) and are considered a noncash financing activity for Lamb Weston, and we received $798.1 million of cash proceeds from the debt issuance. We used the $798.1 million of proceeds, together with borrowings on the revolving credit facility, to fund an $823.5 million cash payment to Conagra on the Separation Date. At February 26, 2017, we had $67.3 million of borrowings outstanding under short-term borrowings. We paid $12.3 million of debt issuance costs. On February 24, 2017, we delivered $27.4 million of cash to the transfer agent of our common stock to pay stockholders a dividend on March 1, 2017. Cash distributions to noncontrolling interests were $9.0 million and $6.2 million in the first three quarters of fiscal 2017 and 2016, respectively and we made $4.7 million and $38.5 million of debt repayments in the first three quarters of fiscal 2017 and 2016, respectively.

For more information about the debt issued in connection with the Separation, including among other items, interest rates, maturity dates, and covenants, see Note 11, Debt and Financing Obligations of the Notes to Condensed Combined and Consolidated Financial Statements in “Part, Item 1. Financial Statements” of this report. At February 26, 2017, we were in compliance with the financial covenant ratios and other covenants contained in the Credit Agreement.

Obligations and Commitments

There have been no material changes to the contractual obligations table disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10, except as disclosed in Note 11, Debt and Financing Obligations, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

An updated summary of our debt, interest and financing obligations as of February 26, 2017, is as follows (dollars in millions):

	Payments Due by Period (a)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Short-term borrowings	$92.5	$92.5	$—	$—	$—
Long-term debt, including current portion, excluding financing obligations (b)	2,380.3	18.3	70.6	70.9	2,220.5
Interest on long-term debt (c)	813.6	43.1	199.3	194.9	376.3
Financing obligations	76.5	0.6	5.2	4.4	66.3
Total	$3,362.9	$154.5	$275.1	$270.2	$2,663.1

(a)

The table assumes amounts included in the “Less than 1 Year” column represent obligations from February 26, 2017 through the end of our fiscal year 2017, or May 28, 2017.  The remaining columns correspond to our fiscal year ends.

(b)	The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt. Amounts are reported gross.

(c)	Amounts represent estimated future interest payments as of February 26, 2017, assuming our long-term debt is held to maturity and using interest rates in effect at February 26, 2017.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

To supplement the financial information included in this report,  we have presented Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures,  each of which is considered a non-GAAP financial measure.

The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, financial measures prepared in accordance with GAAP. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measure, such as net income (loss), and there are limitations to using non-GAAP financial measures.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 28,	February 26,	February 28,
	2017	2016	2017	2016
Net income attributable to Lamb Weston Holdings, Inc.	$84.2	$107.4	$251.0	$242.7
Income attributable to noncontrolling interests	3.4	1.3	10.7	6.5
Equity method investment earnings	(12.7)	(36.1)	(29.5)	(56.3)
Interest expense, net	26.3	1.5	34.5	4.3
Income tax expense	44.0	53.2	129.0	124.2
Income from operations	145.2	127.3	395.7	321.4
Depreciation and amortization	26.4	23.6	78.2	71.5
Items impacting comparability (a)
Expenses related to the spinoff	5.1	0.7	23.8	0.7
Expenses related to SCAE Plan	—	—	—	0.1
Adjusted EBITDA (b)	176.7	151.6	497.7	393.7

Unconsolidated Joint Ventures
Equity method investment earnings	12.7	36.1	29.5	56.3
Interest expense, income tax expense, and depreciation and amortization
included in equity method investment earnings	5.7	4.0	16.9	13.1
Items impacting comparability (c)
Gain related to pension plan settlement	—	(17.7)	—	(17.7)
Add: Adjusted EBITDA from unconsolidated joint ventures	18.4	22.4	46.4	51.7

Consolidated Joint Ventures
Income attributable to noncontrolling interests	(3.4)	(1.3)	(10.7)	(6.5)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	(0.9)	(0.9)	(2.7)	(2.7)
Subtract: EBITDA from consolidated joint ventures	(4.3)	(2.2)	(13.4)	(9.2)

Adjusted EBITDA including unconsolidated joint ventures	$190.8	$171.8	$530.7	$436.2

(a)

The thirteen and thirty-nine weeks ended February 26, 2017, include $5.1 million and $23.8 million, respectively, of expenses related to the Separation.  The thirteen and thirty-nine weeks ended February 28, 2016, both include $0.7 million of Separation-related expenses. In all periods, the expenses related primarily to professional fees.

(b)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

(c)	The thirteen and thirty-nine weeks ended February 28, 2016, both include a $17.7 million non-cash gain related to the settlement of a pension plan at our Lamb-Weston/Meijer joint venture.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10. There were no material changes to these critical accounting estimates during the first three quarters of fiscal 2017.

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

Based on our open commodity contract hedge positions as of February 26, 2017, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $3.9 million ($2.5 million net of income tax benefit).  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

We have an increased interest rate risk associated with the variable-rate debt we issued in connection with the Separation.  The interest rates on approximately 69% of our debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $7.9 million annually.

See Note 14, Derivative Financial Instruments, and Note 11, Debt and Financing Obligations, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 26, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of these risks and uncertainties may be found under “Risk Factors” in the Form 10. There have been no material changes to the risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made during the thirteen weeks ended February 26, 2017:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares	Value of Maximum
	of Shares (or	Price Paid	Purchased as Part of	Number of Shares that
Period	units)	per Share	Publicly Announced	may yet be Purchased
	Purchased (a)	(or unit)	Plans or Programs	under the Program
November 28, 2016 through December 25, 2016	2,167	$32.51	—	—
December 26, 2016 through January 22, 2017	—	—	—	—
January 23, 2017 through February 26, 2017	1,619	39.62	—	—
Total	3,786	$35.55	—	—

(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We intend to hold our first Annual Meeting of Stockholders (the “Annual Meeting”) on September 28, 2017, at a time and location to be determined and specified in our proxy statement related to the Annual Meeting.

Under the Securities and Exchange Commission’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as of April 13, 2017. Accordingly, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by our Corporate Secretary at Lamb Weston Holdings, Inc., 599 S. Rivershore Lane, Eagle, Idaho 83616 on or before April 13, 2017, and comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934.

In accordance with the advance notice requirements contained in our bylaws, for director nominations or other business to be brought before the Annual Meeting by a stockholder, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than the close of business on May 31, 2017, and no later than the close of business on June 30, 2017, to our Corporate Secretary at Lamb Weston Holdings, Inc., 599 S. Rivershore Lane, Eagle, Idaho 83616. These stockholder notices also must comply with the requirements of our bylaws and will not be effective otherwise.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amendment No. 1 to Interim Position and Non-Compete Agreement, dated as of February 1, 2017, by and between Lamb Weston Holdings, Inc. and John F. Gehring

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.1

The following materials from Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Combined and Consolidated Statements of Earnings, (ii) the Condensed Combined and Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Combined and Consolidated Balance Sheets, (iv) the Condensed Combined and Consolidated Statements of Cash Flows, (v) Notes to Condensed Combined and Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT

Senior Vice President and Chief Financial Officer

Dated this 6th day of April, 2017.