Form 10-Q
period 2017-08-27
Lamb Weston Holdings, Inc.
filed 2017-10-04
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of September 29, 2017, the Registrant had 146,196,958 shares of common stock, par value $1.00 per share, outstanding.

Part I. FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Unaudited Condensed Combined and Consolidated Statements of Earnings for the Thirteen Weeks ended August 27, 2017 and August 28, 2016	3
	Unaudited Condensed Combined and Consolidated Statements of Comprehensive Income (Loss) for the Thirteen Weeks ended August 27, 2017 and August 28, 2016	4
	Unaudited Condensed Consolidated Balance Sheets as of August 27, 2017 and May 28, 2017	5
	Unaudited Condensed Combined and Consolidated Statements of Cash Flows for the Thirteen Weeks ended August 27, 2017 and August 28, 2016	6
	Notes to Condensed Combined and Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32
Part II. OTHER INFORMATION		33
Item 1	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3	Defaults Upon Senior Securities	33
Item 4	Mine Safety Disclosures	33
Item 5	Other Information	33
Item 6	Exhibits	34

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Earnings

(unaudited, dollars in millions, except per-share amounts)

	Thirteen Weeks Ended
	August 27,	August 28,
	2017	2016
Net sales	$817.5	$776.3
Cost of sales	620.8	595.7
Gross profit	196.7	180.6
Selling, general and administrative expenses	59.1	55.6
Income from operations	137.6	125.0
Interest expense, net	25.2	1.5
Income before income taxes and equity method earnings	112.4	123.5
Income tax expense	44.1	51.0
Equity method investment earnings	20.0	10.6
Net income	88.3	83.1
Less: Income attributable to noncontrolling interests	4.9	3.5
Net income attributable to Lamb Weston Holdings, Inc.	$83.4	$79.6
Earnings per share
Basic	$0.56	$0.54
Diluted	$0.56	$0.54
Dividends declared per common share	$0.1875	$—

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 27, 2017			August 28, 2016
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$132.4	$(44.1)	$88.3	$134.1	$(51.0)	$83.1
Other comprehensive income (loss):
Unrealized currency translation gains (losses)	15.2	—	15.2	(1.1)	—	(1.1)
Comprehensive income (loss)	147.6	(44.1)	103.5	133.0	(51.0)	82.0
Less: Comprehensive income attributable to noncontrolling interests	4.9	—	4.9	3.5	—	3.5
Comprehensive income (loss) attributable to Lamb Weston	$142.7	$(44.1)	$98.6	$129.5	$(51.0)	$78.5

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions except share data)

	August 27,	May 28,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$69.8	$57.1
Receivables, less allowance for doubtful accounts of $0.5 and $0.5	213.7	185.2
Inventories	494.4	525.0
Prepaid expenses and other current assets	60.5	90.9
Total current assets	838.4	858.2
Property, plant and equipment, net	1,309.5	1,271.2
Goodwill	134.1	133.0
Intangible assets, net	36.8	37.2
Equity method investments	196.0	178.6
Other assets	13.0	7.4
Total assets	$2,527.8	$2,485.6

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$32.3	$22.0
Current portion of long-term debt and financing obligations	39.1	37.9
Accounts payable	261.6	295.0
Accrued liabilities	183.9	200.5
Total current liabilities	516.9	555.4
Long-term liabilities:
Long-term debt, excluding current portion	2,360.1	2,365.0
Deferred income taxes	102.0	90.5
Other noncurrent liabilities	70.4	71.2
Total long-term liabilities	2,532.5	2,526.7
Commitments and contingencies
Redeemable noncontrolling interest	54.1	50.7
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,244,550 and 146,080,901shares issued	146.2	146.1
Additional distributed capital	(902.6)	(904.8)
Retained earnings	176.9	121.0
Accumulated other comprehensive income (loss)	5.9	(9.3)
Treasury stock, at cost, 47,592 and 6,143 common shares	(2.1)	(0.2)
Total stockholders' equity (deficit)	(575.7)	(647.2)
Total liabilities and stockholders’ equity	$2,527.8	$2,485.6

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirteen Weeks Ended
	August 27,	August 28,
	2017	2016
Cash flows from operating activities
Net income	$88.3	$83.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	31.0	25.5
Stock-based compensation expense	3.5	2.7
Earnings of joint ventures in excess of distributions	(7.1)	(2.2)
Deferred income taxes	11.5	5.1
Other	(7.8)	(3.7)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(28.5)	(24.0)
Inventories	30.7	24.6
Income taxes payable/receivable, net	3.4	—
Prepaid expenses and other current assets	26.8	20.7
Accounts payable	12.9	15.7
Accrued liabilities	(21.2)	(32.5)
Net cash provided by operating activities	$143.5	$115.0
Cash flows from investing activities
Additions to property, plant and equipment	(104.4)	(59.3)
Proceeds from sale of assets	—	1.0
Net cash used for investing activities	$(104.4)	$(58.3)
Cash flows from financing activities
Proceeds (repayments) of short-term borrowings, net	10.2	(0.4)
Debt repayments	(9.9)	(0.6)
Net transfers to Conagra	—	(17.9)
Dividends paid	(27.4)	—
Cash distributions paid to noncontrolling interest	(2.3)	(2.5)
Other	(1.1)	—
Net cash used for financing activities	$(30.5)	$(21.4)
Effect of exchange rate changes on cash and cash equivalents	4.1	0.7
Net increase in cash and cash equivalents	12.7	36.0
Cash and cash equivalents, beginning of the period	57.1	36.4
Cash and cash equivalents, end of period	$69.8	$72.4

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

Basis of Presentation

The unaudited quarterly Condensed Combined and Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen week periods ended August 27, 2017 and August 28, 2016, and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May. In addition, the financial statements for periods prior to the Separation may not reflect what our results of operations would have been had we operated as a separate stand-alone company and may not be indicative of our future results of operations. These quarterly financial statements and notes should be read together with the combined and consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 (the “Form 10-K”), which we filed with the Securities and Exchange Commission (“SEC”) on July 25, 2017.

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

As further described in Note 3, prior to the Separation Date, Lamb Weston engaged in various intercompany transactions with Conagra and its affiliates, including the sale and purchase of certain products, the procurement of certain materials and services, cash transfers related to Conagra’s centralized cash management process and expense allocations. Changes in parent companies’ equity investment arising from these cash transactions are presented as “Net transfers to Conagra” in financing activities in the Condensed Combined and Consolidated Statements of Cash Flows as of August 28, 2016, notwithstanding that advances from parent companies were utilized to fund Lamb Weston’s working capital requirements.

New and Recently Issued Accounting Standards

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to disaggregate the service cost component from the other components of net benefit cost and report it in the same line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. These components will not be eligible for capitalization in assets. Employers are also required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. This ASU is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We will adopt this standard at the beginning of fiscal 2019 and do not expect it to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the accounting for goodwill impairment by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This new standard will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. We do not expect this guidance to have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. It is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. We do not expect this guidance to have a material impact on our financial statements.

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

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions):

	Thirteen Weeks Ended
	August 27,	August 28,
	2017	2016
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$83.4	$79.6
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.8	0.5
Net income available to Lamb Weston common stockholders	$82.6	$79.1

Denominator (a):
Basic weighted average common shares outstanding	146.2	146.1
Add: Dilutive effect of employee incentive plans (b)	0.6	—
Diluted weighted average common shares outstanding	146.8	146.1

Earnings per share
Basic	$0.56	$0.54
Diluted	$0.56	$0.54

(a)

Earnings per share for the thirteen weeks ended August 28, 2016 was calculated based on approximately 146 million shares of Lamb Weston common stock that were distributed to Conagra stockholders on November 9, 2016.

(b)

Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of August 27, 2017, we did not have any stock-based awards that were antidilutive. Lamb Weston had no share-based awards outstanding prior to the Separation.

3.    RELATED PARTY TRANSACTIONS

Prior to the Separation, our business was included in the Commercial Foods segment of Conagra and thus our transactions with Conagra were considered related party transactions. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements that govern our relationships with Conagra going forward, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement. Under the transition services agreement, Conagra provides a number of corporate staff services to us based on direct and indirect costs associated with rendering those services. These services include information technology, accounting, and human resource services. The thirteen weeks ended August 27, 2017, include

$1.3 million of expenses related to the transition services agreement. The transition services agreement expires in March 2018. Information included in the remainder of this Note 3 with respect to Conagra is limited to our related party transactions with Conagra prior to the Separation Date.

Prior to the Separation Date, Conagra allocated certain selling, general and administrative costs to Lamb Weston based on specific metrics correlated with the cost of services it provided or costs incurred on behalf of the Company (e.g., employee headcount, net sales, and square footage of office space, etc.). Allocations based upon these metrics resulted in $4.3 million for the thirteen weeks ended August 28, 2016, of selling, general and administrative costs allocated to Lamb Weston. Beginning in fiscal 2017, certain departmental charges, which were previously allocated, were directly absorbed by Lamb Weston.

The above allocations were consistent with historical allocations for Lamb Weston; however, Conagra did not historically allocate certain other corporate costs to its various segments. For any remaining indirect corporate costs that supported Lamb Weston, Conagra allocated additional selling, general and administrative costs using an equal weighting between Lamb Weston product contribution margin (net sales less cost of sales and advertising and promotion expenses) and Lamb Weston total assets relative to consolidated Conagra product contribution margin and total assets. Allocations of indirect corporate costs were $8.9 million for the thirteen weeks ended August 28, 2016 of selling, general and administrative costs. Lamb Weston considers such allocations to have been made on a reasonable basis. The allocations discussed above ceased after the Separation Date.

The Condensed Combined and Consolidated Statements of Earnings for the period up to the Separation Date for the thirteen weeks ended August 28, 2016, includes only the interest expense of the legal entities of Lamb Weston, and does not include any allocated interest expense or third-party debt of Conagra. See Note 11, Debt and Financing Obligations, for a discussion of indebtedness incurred in connection with the Separation. The interest expense included in Lamb Weston’s results of operations was $25.2 million and $1.5 million for the thirteen weeks ended August 27, 2017 and August 28, 2016, respectively.

Included in net sales are sales to Conagra of $4.4 million for the thirteen weeks ended August 28, 2016. The related cost of sales were $3.7 million for the thirteen weeks ended August 28, 2016. Lamb Weston also made purchases from Conagra of $5.3 million during the thirteen weeks ended August 28, 2016.

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

Income tax expense for the thirteen weeks ended August 27, 2017 and August 28, 2016, was $44.1 million and $51.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 33% and 38% for the thirteen weeks ended August 27, 2017 and August 28, 2016, respectively, in our Condensed Combined and Consolidated Statements of Earnings. The higher rate in the thirteen weeks ended August 28, 2016, is primarily attributable to costs previously determined to be non-deductible. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of U.S. state taxes, the domestic manufacturers’ deduction, foreign taxes and other permanent differences.

There have been no material changes to the unrecognized tax benefits disclosed in Note 4, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K, and we do not expect any significant changes to unrecognized tax benefits in the next 12 months. Income taxes paid, net of refunds, were $30.0 million and $46.6 million in the thirteen weeks ended August 27, 2017 and August 28, 2016, respectively.

5.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	August 27,	May 28,
	2017	2017
Raw materials and packaging	$50.0	$84.5
Finished goods	414.0	409.7
Supplies and other	30.4	30.8
Inventories	$494.4	$525.0

6.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant, and equipment were as follows (dollars in millions):

	August 27,	May 28,
	2017	2017
Land and land improvements	$138.6	$139.8
Buildings, machinery, and equipment	2,134.6	1,917.7
Furniture, fixtures, office equipment, and other	62.9	62.6
Construction in progress	67.9	229.4
Property, plant and equipment, at cost	2,404.0	2,349.5
Less accumulated depreciation	(1,094.5)	(1,078.3)
Property, plant and equipment, net	$1,309.5	$1,271.2

Depreciation expense was $29.3 million and $24.7 million for the thirteen weeks ended August 27, 2017 and August 28, 2016, respectively. At August 27, 2017 and May 28, 2017, purchases of property, plant and equipment included in accounts payable were $14.1 million and $60.4 million, respectively.

The amounts of interest capitalized in construction in progress for the thirteen weeks ended August 27, 2017 and August 28, 2016, were $2.3 million and $0.7 million, respectively.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 28, 2017	$74.8	$42.8	$10.9	$4.5	$133.0
Foreign currency translation adjustment	1.1	—	—	—	1.1
Balance at August 27, 2017	$75.9	$42.8	$10.9	$4.5	$134.1

Other identifiable intangible assets were as follows (dollars in millions):

	August 27, 2017			May 28, 2017
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	14	35.0	16.2	14	34.9	15.7
		$53.0	$16.2		$52.9	$15.7

(a)	Non-amortizing intangible assets are comprised of brands and trademarks.

(b)

Amortizing intangible assets are principally composed of customer relationships, licensing arrangements, and intellectual property. During the thirteen weeks ended August 27, 2017 and August 28, 2016, amortization expense was $0.5 million and $0.7 million, respectively.

Total intangible assets, net of amortization, excluding goodwill, as of August 27, 2017 and May 28, 2017, were $36.8 million and $37.2 million, respectively. Foreign intangible assets are affected by foreign currency translation.

8.    INVESTMENTS IN JOINT VENTURES

Variable Interest Entity - Consolidated

We hold a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (collectively, the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised.

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

Lamb Weston and Lamb Weston BSW purchase potatoes from a shareholder of Ochoa. The aggregate amounts of such purchases were $16.8 million and $24.2 million for the thirteen weeks ended August 27, 2017 and August 28, 2016, respectively. Additionally, Lamb Weston and Lamb Weston BSW utilize storage facilities and water treatment services from a shareholder of Ochoa. The aggregate amounts of such costs were $1.3 million and $1.2 million for the thirteen weeks ended August 27, 2017 and August 28, 2016, respectively.

Lamb Weston BSW is a variable interest entity, and we have determined that we are the primary beneficiary of the entity. We consolidate the financial statements of Lamb Weston BSW. The amounts presented for Lamb Weston BSW in the table below exclude intercompany balances eliminated in consolidation and include the non-controlling interest at redemption value as reported in our Condensed Consolidated Balance Sheets (dollars in millions):

	August 27,	May 28,
	2017	2017
Cash and equivalents	$11.9	$10.9
Receivables, less allowance for doubtful accounts (a)	0.2	0.1
Inventories	1.7	1.9
Prepaid expenses and other current assets	0.2	0.4
Property, plant and equipment, net	48.8	49.4
Goodwill	18.8	18.8
Intangible assets, net	4.3	4.5
Total assets	$85.9	$86.0
Current portion of long-term debt	$1.6	$1.5
Accounts payable	14.6	11.6
Accrued liabilities	1.6	2.0
Long-term debt, excluding current portion	27.2	28.0
Total liabilities	$45.0	$43.1
Redeemable noncontrolling interest (b)	$54.1	$50.7

(a)	As of August 27, 2017 and May 28, 2017, affiliate receivables of $31.0 million and $24.0 million, respectively, are not included above as they are eliminated in consolidation.

(b)	Represents the amount that our joint venture partner, Ochoa, had the right to put its equity interest to Lamb Weston on August 27, 2017 and May 28, 2017.

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

Variable Interest Entity - Not Consolidated

We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. We provide all sales and marketing services to Lamb Weston RDO, and we receive a fee for these services based on a percentage of the net sales of the venture. The fees received were $3.5 million for both the thirteen weeks ended August 27, 2017 and August 28, 2016. These fees are recorded as a reduction to selling, general, and administrative expense. Our ownership interest in this venture is included in “Equity method investments” in the Condensed Consolidated Balance Sheets. The balance of Lamb Weston’s investment was $17.8 million and $17.2 million at August 27, 2017 and May 28, 2017, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $35.6 million and $34.4 million as of August 27, 2017 and May 28, 2017, respectively; and term borrowings from banks of $42.3 million and $59.3 million as of August 27, 2017 and May 28, 2017, respectively.

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

Other Investments

We also hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., which is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe. We account for this investment using equity method accounting.

Transactions with Joint Ventures

The carrying value of our equity method investments, which include Lamb Weston RDO and Lamb-Weston/Meijer, at August 27, 2017 and May 28, 2017, was $196.0 million and $178.6 million, respectively. These amounts are included in “Equity method investments” in our Condensed Consolidated Balance Sheets. For the thirteen weeks ended August 27, 2017 and August 28, 2016, we had sales and payments to our equity method investments of $5.0 million and $1.0 million, respectively, and $7.4 million and $3.1 million, respectively. Total dividends from our equity method investments were $12.9 million and $8.3 million for the thirteen weeks ended August 27, 2017 and August 28, 2016, respectively.

9.   EMPLOYEE BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFITS

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

For the period after the Separation Date, the components of net periodic benefit cost for our pension and postretirement benefit plans were as follows (dollars in millions):

	Thirteen Weeks Ended
	August 27, 2017
		Postretirement
	Pension Plan	Plans
Service cost	$1.9	$—
Interest cost	0.1	—
Expected return on plan assets	(0.1)	—
Net periodic benefit cost	$1.9	$—

We will make pension plan contributions sufficient to fund our actuarially determined requirements, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. We are required to make $1.7 million of minimum qualified contributions during the remainder of fiscal 2018.

Pension Cost Financial Statement Presentation

Allocated pension costs (benefits) incurred by Conagra prior to November 9, 2016 and pension costs recognized after the Separation Date are included in the Condensed Combined and Consolidated Statements of Earnings as follows (dollars in millions):

	Thirteen Weeks Ended
	August 27,	August 28,
	2017	2016
Cost of sales (a)	$1.9	$2.9
Selling, general and administrative expenses (a)	—	(2.7)
Total	$1.9	$0.2

(a)

Pension service costs are allocated to operations as reflected in cost of sales above. Expected returns on pension assets and interest costs are reflected in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Earnings.

10.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	August 27,	May 28,
	2017	2017
Compensation and benefits	$45.3	$80.1
Accrued trade promotions	42.4	40.5
Dividends payable	27.4	27.4
Accrued interest	29.5	10.2
Franchise, property, and sales and use taxes	11.4	9.8
Income taxes payable	4.6	4.7
Other	23.3	27.8
Accrued liabilities	$183.9	$200.5

11.   DEBT AND FINANCING OBLIGATIONS

At August 27, 2017 and May 28, 2017, our debt, including financing obligations was as follows (dollars in millions):

	August 27,	May 28,
	2017	2017
Short-term borrowings:
Revolving credit facility	$8.9	$4.5
Other credit facilities	23.4	17.5
	32.3	22.0
Long-term debt:
Term loan facility, due 2021	658.1	666.6
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
LIBOR plus a margin (1.90% to 2.30%) and 4.34%, installment notes due on various dates through June 2031	28.8	29.5
	2,352.9	2,362.1
Financing obligations:
4.35% lease financing obligation due May 2030	67.9	68.2
2.00% to 3.40% lease financing obligations due on various dates through 2040	12.4	7.7
	80.3	75.9

Total debt and financing obligations	2,465.5	2,460.0
Debt issuance costs	(34.0)	(35.1)
Short-term borrowings	(32.3)	(22.0)
Current portion of long-term debt and financing obligations	(39.1)	(37.9)
Long-term debt, excluding current portion	$2,360.1	$2,365.0

At August 27, 2017, we had $8.9 million of borrowings outstanding under our Revolving Credit Facility (the “Facility”). At August 27, 2017, we had $489.3 million of availability under the Facility, which is net of outstanding letters of credit of $1.8 million. For the period from May 29, 2017 through August 27, 2017, borrowings under our the Facility ranged from $0.0 million to a high of $47.5 million and the weighted average interest rate for our outstanding borrowings under the Facility was 3.7%.

For the thirteen weeks ended August 27, 2017, we paid $6.1 million of interest on debt.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

12.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan (“Stock Plan”). Under the Stock Plan, we may grant eligible employees and non-employee directors awards of stock options, cash, and stock-settled restricted stock units (“RSUs”), restricted stock awards, other awards based on our common stock, and performance-based long-term incentive awards (“Performance shares”). At August 27, 2017, we had 10.0 million shares authorized under the Stock Plan, and 7.9 million shares were available for future grant.

The weighted average Black-Scholes assumptions for stock options granted during the thirteen-weeks ended August 27, 2017 were:

Expected volatility (%) (a)	23.27
Dividend yield (%)	1.71
Risk-free interest rate (%)	1.51
Expected life of stock option (years)	4.4

(a)	Because our equity shares have been traded for a relatively short period of time, we based our expected volatility assumptions on the volatility of related industry stocks.

The following table summarizes stock option activity for the thirteen weeks ended August 27, 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value (a)
	Shares	(per share)	Term (Years)	(in millions)
Outstanding at May 28, 2017	720,827	25.90
Granted	56,497	43.82
Exercised	(33,345)	18.53
Forfeited/cancelled	—	—
Outstanding at August 27, 2017	743,979	$27.59	7.5	$13.0

Exercisable at August 27, 2017	397,795	$21.96	6.2	$9.2

(a)

The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2018 first quarter, or August 25, 2017, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the quarter. The amount changes based on the fair market value of our stock.

The following table summarizes RSU and Performance Share activity for the thirteen weeks ended August 27, 2017:

	Stock-Settled		Cash-Settled		Performance Shares
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 28, 2017	489,604	$26.92	462,612	$25.33	57,690	$25.84
Granted (a)	250,283	43.83	—	—	171	45.99
Performance condition adjustment (b)	—	—	—	—	(818)	19.70
Vested (c)	(113,738)	20.60	(168,233)	19.69	(15,228)	19.70
Forfeited/expired/cancelled	—	—	(2,370)	27.03	—	—
Outstanding at August 27, 2017	626,149	$34.83	292,009	$28.56	41,815	$28.28

(a)	Granted represents new grants and dividend equivalents accrued.

(b)	Amount represents additional Performance Shares earned during the thirteen weeks ended August 27, 2017 based on the performance condition adjustment.

(c)

The aggregate fair value of awards that vested during the thirteen weeks ended August 27, 2017 was $13.0 million, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

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

	Thirteen Weeks Ended
	August 27,	August 28,
	2017	2016
Stock options	$0.6	$0.1
Stock-settled RSUs	1.9	0.8
Cash-settled RSUs (a)	0.9	1.5
Performance shares	0.1	0.3
Total compensation expense	3.5	2.7
Income tax benefit (b)	(1.3)	(1.0)
Total compensation expense, net of tax benefit	$2.2	$1.7

(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Condensed Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at August 27, 2017, total unrecognized compensation expense related to share-based payments was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock options	$1.1	1.6
Stock-settled RSUs	16.1	2.5
Cash-settled RSUs	5.7	1.6
Performance shares	0.8	1.4
Total unrecognized stock-based compensation expense	$23.7	2.2

13.   FAIR VALUE MEASUREMENTS

For more information about our fair value policies, methods and assumptions used in estimating the fair value of our financial assets and liabilities, see Note 1, Nature of Operations and Summary of Significant Accounting Policies and

Note 11, Fair Value Measurements, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 27, 2017 and May 28, 2017 (dollars in millions):

	As of August 27, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (a)	$4.0	$—	$—	$4.0
Deferred compensation assets	0.6	—	—	0.6
Derivative assets (b)	—	1.4	—	1.4
Total assets	4.6	1.4	—	6.0
Liabilities:
Derivative liabilities (b)	—	0.1	—	0.1
Deferred compensation liabilities (c)	—	10.3	—	10.3
Total liabilities	$—	$10.4	$—	$10.4

	As of May 28, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (a)	$4.5	$—	$—	$4.5
Deferred compensation assets	0.6	—	—	0.6
Total assets	5.1	—	—	5.1
Liabilities:
Derivative liabilities (b)	—	2.4	—	2.4
Deferred compensation liabilities (c)	—	8.8	—	8.8
Total liabilities	$—	$11.2	$—	$11.2

(a)	The fair values of our Level 1 pension plan assets were determined using unadjusted quoted prices in active markets for identical assets.

(b)

The fair values of our Level 2 derivative liabilities were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts.

(c)

The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

Certain assets and liabilities, including long-lived assets, intangible assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a non-recurring basis.

At August 27, 2017, we had $1,688.1 million of fixed-rate and $697.1 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at August 27, 2017 was estimated to be $1,742.3 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

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

Certain raw materials used in our production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To address the volatility due to price fluctuations, we may utilize swap contracts, option contracts, or forward purchase contracts.

Derivative instruments are reported in the Condensed Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale exception (“NPNS”) under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized.

We do not designate commodity derivatives to achieve hedge accounting treatment. The change in the fair value of the instruments used to reduce commodity price volatility is immediately recognized in earnings in cost of sales. In accordance with GAAP, we offset our derivative asset and liability balances where master netting arrangements with various counterparties provide for legal right of setoff. Our contracts are subject to enforceable master netting arrangements that provide rights of offset with each counterparty when amounts are payable on the same date in the same currency or in the case of certain specified defaults. As a result, we offset the fair value of recognized derivative assets and derivative liabilities in our Condensed Consolidated Balance Sheets. No collateral was received or pledged in connection with these agreements.

The following table presents the fair value of derivatives at August 27, 2017 and May 28, 2017 (dollars in millions) in our Condensed Consolidated Balance Sheets:

	August 27, 2017
			Net Amounts
	Gross Amounts	Gross Amounts Offset	Presented in the
Derivative subject to master netting arrangements	Recognized	in the Balance Sheet	Balance Sheet
Assets:
Commodity contracts	$2.2	$0.8	$1.4
Prepaid expenses and other current assets	$2.2	$0.8	$1.4
Liabilities:
Commodity contracts	$0.1	$—	$0.1
Accrued liabilities	$0.1	$—	$0.1

	May 28, 2017
			Net Amounts
	Gross Amounts	Gross Amounts Offset	Presented in the
Derivative subject to master netting arrangements	Recognized	in the Balance Sheet	Balance Sheet
Liabilities:
Commodity contracts	$3.8	$1.4	$2.4
Accrued liabilities	$3.8	$1.4	$2.4

The location and amount of gains (losses) from derivatives in our Condensed Combined and Consolidated Statements of Earnings were as follows (dollars in millions):

		Amount of Gain Recognized on
		Derivatives in Condensed Combined
		and Consolidated Statement of Earnings
	Location in Condensed Combined and	for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging	Consolidated Statement of Earnings of Gain	August 27,	August 28,
Instruments	Recognized on Derivatives	2017	2016
Commodity contracts	Cost of sales	$3.2	$0.5
Total gains from derivative instruments not designed as hedging instruments		$3.2	$0.5

Presentation of Derivative Gains (Losses) in our Segment Results

Our derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in cost of sales of our Other segment. The gains and losses are subsequently recognized in cost of sales of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from commodity contracts under this methodology:

	Thirteen Weeks Ended
	August 27,	August 28,
	2017	2016
Net derivative gains (losses) incurred	$3.2	$0.5
Less: Net derivative losses allocated to reportable segments	(0.3)	0.2
Net derivative gains (losses) recognized in our Other segment	$3.5	$0.3

Open Commodity Contracts

As of August 27, 2017, our open commodity contracts had a gross notional value (defined as notional quantity times market value per notional quantity unit) of $49.2 million and $51.5 million for purchase and sales contracts, respectively. As of May 28, 2017, our open commodity contracts had a gross notional value of $56.0 million and $88.6 million for purchase and sales contracts, respectively.

15.   STOCKHOLDERS’ EQUITY

In connection with the Separation, we amended and restated our certificate of incorporation to authorize 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 146,244,550 shares of common stock issued and outstanding as of August 27, 2017. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding on August 27, 2017.

Dividends

On July 20, 2017, our Board of Directors declared a dividend of $0.1875 per share of common stock. The dividend of $27.4 million was paid on September 1, 2017 to stockholders of record as of the close of business on August 4, 2017.

On September 28, 2017, our Board of Directors declared a dividend of $0.1875 per share of common stock. The dividend will be paid on December 1, 2017 to stockholders of record as of the close of business on November 3, 2017.

Accumulated Other Comprehensive Loss (“AOCI”)

Comprehensive income includes net income, currency translation adjustments, and changes in prior service cost and net actuarial gains (losses) from pension and post-retirement plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to the U.S. dollar. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax (except for currency translation adjustments):

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign
	Currency	Pension and
	Translation	Post-Retirement
	Gains (Losses)	Benefits	Total
Balance as of May 28, 2017	$(10.3)	$1.0	$(9.3)
Other comprehensive income before reclassifications, net of tax	15.2	—	15.2
Amounts reclassified out of AOCI, net of tax	—	—	—
Net current-period other comprehensive income	15.2	—	15.2
Balance as of August 27, 2017	$4.9	$1.0	$5.9

The net amount of settlement gains on pension and post-retirement benefits included in accumulated OCI to be amortized over the next 12 months is a net gain of $0.2 million ($0.1 million after-tax).

16.    SEGMENTS

We have four operating segments, each of which is a reportable segment: Global, Retail, Foodservice and Other. Our chief operating decision maker receives periodic management reports under this structure that generally focus on the nature and scope of our customers’ businesses, which enables operating decisions, performance assessment, and resource allocation decisions at the segment level. The reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment. We measure our segments’ product contribution margin, which is defined as net sales, less cost of sales and advertising and promotion expenses and excludes general corporate expenses, interest, and taxes. See Note 14, Segments, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K for more information.

	Thirteen Weeks Ended
	August 27,	August 28,
(in millions)	2017	2016
Net sales:
Global	$413.9	$399.2
Foodservice	279.4	260.2
Retail	92.0	89.6
Other	32.2	27.3
Total net sales	817.5	776.3
Product contribution margin (a):
Global	74.7	73.7
Foodservice	90.9	79.4
Retail	16.5	19.6
Other	11.2	3.2
Total product contribution margin	193.3	175.9
Equity method investment earnings	20.0	10.6
Total product contribution margin plus equity method investment earnings	213.3	186.5
Other selling, general and administrative expenses (a) (b)	55.7	50.9
Interest expense, net	25.2	1.5
Income tax expense	44.1	51.0
Net income	88.3	83.1
Less: Income attributable to noncontrolling interests	4.9	3.5
Net income attributable to Lamb Weston Holdings, Inc.	$83.4	$79.6

(a)

Product contribution margin is defined as net sales, less cost of sales and advertising and promotion expenses. Other selling, general and administrative expenses include all selling, general and administrative expenses other than advertising and promotions expenses.

(b)

The thirteen weeks ended August 27, 2017 and August 28, 2016, include $2.2 million and $9.7 million, respectively, of pre-tax expenses related to the Separation.  In all periods, the expenses related primarily to professional fees and other employee-related costs.

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. There have been no material changes to the guarantees and indemnifications, disclosed in Note 15, Commitments,

Contingencies, Guarantees, and Legal Proceedings, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as “MD&A,” contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategy; the competitive environment and related conditions in the markets in which we operate; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruption of our access to export mechanisms; our ability to complete proposed acquisitions or integrate acquired businesses or execute on large capital projects; our future debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 (the “Form 10-K”), which we filed with the SEC on July 25, 2017.

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

Management’s discussion and analysis of our results of operations and financial condition is provided as a supplement to the condensed combined and consolidated financial statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures) that is prepared using non-GAAP measures. Refer to “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definition of Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures and a reconciliation of these non-GAAP financial measures to net income.

Lamb Weston’s management uses Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures to evaluate the Company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. The Company includes these non-GAAP financial measures because management believes it is useful to investors in that it provides for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when read in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures should not be considered a substitute for net income.

Executive Summary

In the first quarter of fiscal 2018:

•

Net sales increased $41.2 million or 5%, to $817.5 million, compared with the first quarter of fiscal 2017. Price/mix increased 3% due to pricing actions and favorable product and customer mix. Volume increased 2%, with growth across all business segments.

•

Net income attributable to Lamb Weston increased $3.8 million, or 5%, to $83.4 million, and diluted earnings per share increased $0.02 to $0.56. Net sales growth, higher equity method investment earnings and lower income tax expense primarily drove the increase, and was partially offset by higher manufacturing and supply chain costs, higher interest expense and higher selling, general, and administrative expenses related to incremental costs associated with being a stand-alone public company.

•

Excluding $2.2 million and $9.7 million of costs related to the Separation in the first quarter of fiscal 2018 and 2017, respectively, net income attributable to Lamb Weston declined $0.9 million. Adjusted Diluted EPS declined $0.01 to $0.57.

•

Adjusted EBITDA including unconsolidated joint ventures increased $19.5 million, or 11%, to $191.4 million, mainly reflecting higher equity method investment earnings as well as growth in income from operations.

•	Gross profit increased $16.1 million, or 9%, to $196.7 million.
•	Equity method investment earnings increased $9.4 million to $20.0 million, and included a $3.4 million unrealized gain related to mark-to-market adjustments associated with currency hedging contracts.
•

Cash from operations was $143.5 million, compared with $115.0 million in the prior year period. During the first quarter of fiscal 2018, we added $104.4 million of capital assets and paid $27.4 million in dividends to stockholders.

•

The Global segment’s net sales increased to $413.9 million, up $14.7 million, with price/mix up 3% and volume up 1%, compared with the first quarter of fiscal 2017. Segment product contribution margin increased $1.0 million to $74.7 million.

•	The Foodservice segment’s net sales increased $19.2 million to $279.4 million, with price/mix up 6% and volume up 1%. Segment product contribution margin increased $11.5 million to $90.9 million.
•	The Retail segment’s net sales increased $2.4 million to $92.0 million, with volume up 9% and price/mix down 6%. Segment product contribution margin decreased $3.1 million to $16.5 million.

Demand for frozen potato products continues to grow around the world. We expect to address the increase in demand by investing in additional capacity. We began operating a new line in Boardman, Oregon during the third quarter of fiscal 2017, and we expect to begin operating a new line in Richland, Washington during the second quarter of fiscal 2018. Additionally, through our Lamb-Weston/Meijer joint venture, we recently expanded capacity in our facility at Bergen op Zoom, the Netherlands, and are participating in a joint venture that is constructing a new production facility in Lipetsk, a special economic zone in south Moscow, the Russian Federation. We expect the Lipetsk plant to be operational in the second half of fiscal 2018. In June 2017, our Lamb-Weston/Meijer joint venture also acquired the potato processing business of Oerlemans Foods, which included a potato processing facility located in Broekhuizenvorst, the Netherlands.

Outlook

For the remainder of fiscal 2018, we expect the operating environment to be generally favorable given the continued growth in volume demand and high industry manufacturing capacity utilization levels. A number of manufacturers have announced intentions to add production capacity over the next five years, largely in Europe, North America, and China, which is likely to ease the industry’s near-term production constraints. In addition, compared with fiscal 2017, we expect a higher rate of inflation for many of our commodity and input costs, such as packaging and edible oils, as well as for other manufacturing, transportation and warehousing costs. We also expect higher interest expense associated with our capital structure after the Separation and higher selling, general and administrative costs as a result of a full year of stand-alone public company costs.

On a preliminary basis, we believe that the potato crop in the Columbia River Basin and Idaho, where the majority of our production capacity resides, to be harvested in the fall of fiscal 2018, is consistent with historical averages. We expect to have a more complete understanding of the crop yield, quality and other performance measures, as well as initial indications of storability, during the second quarter of fiscal 2018.

Operating Results

We have four reportable segments:  Global, Foodservice, Retail, and Other. For each period presented, we report product contribution margin by segment. Product contribution margin is the primary measure reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. We define product contribution margin as net sales less cost of sales and advertising and promotion expenses. For additional information on our reportable segments, see Note 14, Segments, of the Notes to Combined and Consolidated Financial Statements in the Form 10-K.

Thirteen Weeks Ended August 27, 2017 compared to Thirteen Weeks Ended August 28, 2016

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirteen Weeks Ended
	Net Sales			Product Contribution Margin
	August 27,	August 28,	% Inc	August 27,	August 28,	% Inc
	2017	2016	(Dec)	2017	2016	(Dec)
Global	$413.9	$399.2	4%	$74.7	$73.7	1%
Foodservice	279.4	260.2	7%	90.9	79.4	14%
Retail	92.0	89.6	3%	16.5	19.6	(16%)
Other	32.2	27.3	18%	11.2	3.2	250%
Total	$817.5	$776.3	5%	$193.3	$175.9	10%

Net Sales

Lamb Weston’s net sales for the first quarter of fiscal 2018 were $817.5 million, an increase of $41.2 million, or 5%, compared to the first quarter of fiscal 2017.

Global net sales increased $14.7 million, or 4%, to $413.9 million, compared with $399.2 million in the first quarter of fiscal 2017. Fiscal 2018 first quarter net sales reflect a 3% increase in price/mix associated with actions to increase prices across the customer base, as well as actions to improve customer and product mix. Additionally, fiscal 2018 first quarter net sales reflect a 1% increase in sales volume, driven by domestic market growth.

Foodservice net sales increased $19.2 million, or 7%, to $279.4 million, compared with $260.2 million in the first quarter of fiscal 2017. Fiscal 2018 first quarter net sales reflect a 6% increase in price/mix, primarily reflecting the favorable carryover effect of pricing actions taken in fiscal 2017, pricing actions implemented in the current quarter, and improvement in customer and product mix. Additionally, fiscal 2018 first quarter net sales reflect a 1% increase in sales volume, driven by broad-based growth across the segment’s customer base.

Retail net sales increased $2.4 million, or 3%, to $92.0 million, compared with $89.6 million in the first quarter of fiscal 2017. Fiscal 2018 first quarter net sales reflect a 9% increase in sales volume and a decrease of 6% in price/mix, largely reflecting the introduction of Grown in Idaho branded products and growth of private label products.

Net sales in our Other segment increased $4.9 million, or 18%, to $32.2 million, compared with $27.3 million in the first quarter of fiscal 2017. Compared with the first quarter of fiscal 2017, the increase in net sales primarily reflects higher sales volumes and an improved sales mix in our vegetable business.

Product Contribution Margin

Global product contribution margin increased $1.0 million, or 1%, to $74.7 million in the first quarter of fiscal 2018, with favorable price/mix and volume gains largely offset by higher manufacturing and supply chain costs. Global cost of sales was $338.6 million, or 4% higher for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, primarily driven by inflation on commodity, manufacturing, transportation and warehousing costs, as well as an increase in sales volumes. Advertising and promotion spending decreased modestly in the first quarter of 2018 as compared to the first quarter of fiscal 2017.

Foodservice product contribution margin increased $11.5 million, or 14%, to $90.9 million in the first quarter of fiscal 2018, largely as a result of favorable price/mix. Cost of sales was $187.0 million, or 4% higher in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, primarily driven by inflation on commodity,  manufacturing, transportation and warehousing costs, as well as an increase in sales volumes. Advertising and promotion spending decreased modestly in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017.

Retail product contribution margin decreased $3.1 million, or 16%, to $16.5 million due to higher trade spending in support of the introduction of Grown in Idaho branded products. Cost of sales was $74.3 million, or 9% higher in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, primarily due to an increase in sales volumes as well as transportation and warehousing cost inflation. Advertising and promotion spending declined in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, driven by the timing of marketing spend.

Other product contribution margin increased $8.0 million, or 250%, to $11.2 million. The increase relates to an increase in mark-to-market adjustments associated with commodity contracts and the prior year included expenses for the recall of certain packages of frozen vegetables that were part of a third party frozen food recall.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $3.5 million, or 6%, to $59.1 million in the first quarter of fiscal 2018 compared with the same period in 2017. The first quarter of fiscal 2018 and fiscal 2017 included $2.2 million and $9.7 million, respectively, of expense for costs related to the Separation. Excluding costs recorded in connection with the Separation, selling, general and administrative expenses increased $11.0 million, or 24%, largely due to incremental costs associated with being a stand-alone public company.

Interest Expense, Net

Interest expense, net was $25.2 million for the first quarter of fiscal 2018, an increase of $23.7 million compared with the same period in fiscal 2017. The increase in interest expense, net was the result of the debt incurred in connection with the Separation. For more information, see Note 11, Debt and Financing Obligations in the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report. For the period prior to the Separation, interest expense was included only for the legal entities that comprised Lamb Weston, and did not include any allocated interest expense from Conagra.

Income Taxes

Income tax expense for the first quarter of fiscal 2018 and 2017 was $44.1 million and $51.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 33% for the first quarter of fiscal 2018 and 38% for the first quarter of fiscal 2017. The higher rate in the first quarter of fiscal 2017 is primarily attributable to costs previously determined to be non-deductible. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of U.S. state taxes, the domestic manufacturers’ deduction, foreign taxes and other permanent differences.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures and include our share of the earnings based on our economic ownership interest in them. Lamb Weston’s share of earnings from its equity method investments was $20.0 million and $10.6 million for the first quarter of fiscal 2018 and 2017, respectively. The increase was due to favorable price/mix and cost savings initiatives, which more than offset the impacts of higher raw potato costs in Europe. In addition, the increase included a $3.4 million unrealized gain related to mark-to-market adjustments associated with currency hedging contracts. For more information about our joint ventures, see Note 8, Investments in Joint Ventures, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part, Item 1. Financial Statements” of this report.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At August 27, 2017, we had $69.8 million of cash and cash equivalents and $489.3 million of available borrowing capacity. Currently, our primary uses of cash are for operations, capital expenditures, cash dividends on our common stock and debt service. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payment of any dividends declared for at least the next twelve months.

We had cash and cash equivalents of $69.8 million at August 27, 2017 and $57.1 million at May 28, 2017, which included $53.0 million and $35.1 million, respectively, of cash at our operations outside the United States. Repatriation of these funds to the United States would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirteen Weeks Ended
	August 27,	August 28,
	2017	2016	Inc (Dec)
Net cash flows provided by (used for):
Operating activities	$143.5	$115.0	$28.5
Investing activities	(104.4)	(58.3)	(46.1)
Financing activities	(30.5)	(21.4)	(9.1)
	8.6	35.3	(26.7)
Effect of exchange rate changes on cash and cash equivalents	4.1	0.7	3.4
Net increase (decrease) in cash and cash equivalents	$12.7	$36.0	$(23.3)

Operating Activities

In the first quarter of fiscal 2018, cash provided by operating activities increased $28.5 million to $143.5 million, compared with $115.0 million in the same period a year ago.  Earnings from operations, adjusted for non-cash income and expense and other items, increased $8.9 million due primarily to favorable price/mix and volume growth. Cash provided by operating assets and liabilities increased $19.6 million in fiscal 2018, compared with 2017. The increase in cash provided by changes in operating assets and liabilities was driven primarily by the timing of payments for accrued expenses, the decrease in prepaid expenses and other current assets related to the timing of grower prepayments, and reductions in inventories as we completed planned production outages.  These increases were partially offset by increases in accounts receivable associated with higher sales volumes and the timing of payments for accounts payable.

Investing Activities

Investing activities used $104.4 million of cash in the first quarter of fiscal 2018, compared with $58.3 million in the same period in the prior year. The increase related primarily to our plant capacity expansions at our Boardman, Oregon and Richland, Washington facilities in fiscal 2018 compared with 2017.

Financing Activities

During the first quarter of fiscal 2018, cash used for financing activities totaled $30.5 million, compared with cash used for financing activities of $21.4 million during the same period a year ago. The year-over-year change in financing activities primarily related to the payment of $27.4 million to stockholders for dividends and $9.9 million of debt payments, primarily under our term loan facility, offset partially by $10.2 million of short-term borrowings. During the first quarter of fiscal 2017, cash was primarily used for transfers to Conagra, as we were part of Conagra’s cash management system through the Separation Date. We had no net transfers to Conagra in the first quarter of fiscal 2018, compared with $17.9 million of net transfers in the first quarter of fiscal 2017.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 11, Debt and Financing Obligations of the Notes to Condensed Combined and Consolidated Financial Statements in “Part, Item 1. Financial Statements” of this report. At August 27, 2017, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended
	August 27,	August 28,
	2017	2016
Net income attributable to Lamb Weston Holdings, Inc.	$83.4	$79.6
Income attributable to noncontrolling interests	4.9	3.5
Equity method investment earnings	(20.0)	(10.6)
Interest expense, net	25.2	1.5
Income tax expense	44.1	51.0
Income from operations	137.6	125.0
Depreciation and amortization	29.8	25.5
Items impacting comparability (a)
Expenses related to the Separation	2.2	9.7
Adjusted EBITDA (b)	169.6	160.2

Unconsolidated Joint Ventures
Equity method investment earnings	20.0	10.6
Interest expense, income tax expense, and depreciation and amortization
included in equity method investment earnings	7.7	5.5
Add: EBITDA from unconsolidated joint ventures	27.7	16.1

Consolidated Joint Ventures
Income attributable to noncontrolling interests	(4.9)	(3.5)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	(1.0)	(0.9)
Subtract: EBITDA from consolidated joint ventures	(5.9)	(4.4)

Adjusted EBITDA including unconsolidated joint ventures	$191.4	$171.9

(a)

The thirteen weeks ended August 27, 2017 and August 28, 2016, include $2.2 million and $9.7 million, respectively, of expenses related to the Separation.  In all periods, the expenses related primarily to professional fees and other employee-related costs.

(b)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the first quarter of fiscal 2018.

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

Based on our open commodity contract hedge positions as of August 27, 2017, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $3.5 million ($2.2 million net of income tax benefit).  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At August 27, 2017, we had $1,688.1 million of fixed-rate and $697.1 million of variable-rate debt outstanding. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $7.1 million annually.

See Note 14, Derivative Financial Instruments, and Note 11, Debt and Financing Obligations, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report. Additionally, for more information on our debt and financing obligations, interest rates, and debt covenants, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 27, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of these risks and uncertainties may be found under “Risk Factors” in the Form 10-K. There have been no material changes to the risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made during the thirteen weeks ended August 27, 2017:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares	Value of Maximum
	of Shares (or	Price Paid	Purchased as Part of	Number of Shares that
	units)	per Share	Publicly Announced	May Yet be Purchased
Period	Purchased (a)	(or unit)	Plans or Programs	Under the Program
May 29, 2017 through June 25, 2017	—	—	—	—
June 26, 2017 through July 23, 2017	34,552	43.72	—	—
July 24, 2017 through August 27, 2017	6,897	45.00	—	—
Total	41,449	$43.93	—	—

(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

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

101.1

The following materials from Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Combined and Consolidated Statements of Earnings, (ii) the Condensed Combined and Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Combined and Consolidated Statements of Cash Flows, (v) Notes to Condensed Combined and Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT

Senior Vice President and Chief Financial Officer

Dated this 4th day of October, 2017.