Form 10-Q
period 2017-11-26
Lamb Weston Holdings, Inc.
filed 2018-01-04
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 29, 2017, the Registrant had 146,224,085 shares of common stock, par value $1.00 per share, outstanding.

Part I. FINANCIAL INFORMATION
Item 1	Financial Statements
	Unaudited Condensed Combined and Consolidated Statements of Earnings for the Thirteen and Twenty-Six Weeks ended November 26, 2017 and November 27, 2016	3
	Unaudited Condensed Combined and Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Twenty-Six Weeks ended November 26, 2017 and November 27, 2016	4
	Unaudited Condensed Consolidated Balance Sheets as of November 26, 2017 and May 28, 2017	5
	Unaudited Condensed Combined and Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended November 26, 2017 and November 27, 2016	6
	Notes to Condensed Combined and Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	36
Part II. OTHER INFORMATION		36
Item 1	Legal Proceedings	36
Item 1A	Risk Factors	36
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3	Defaults Upon Senior Securities	37
Item 4	Mine Safety Disclosures	37
Item 5	Other Information	37
Item 6	Exhibits	38

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Earnings

(unaudited, dollars in millions, except per-share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
	2017	2016	2017	2016
Net sales	$824.6	$790.7	$1,642.1	$1,567.0
Cost of sales	615.4	591.8	1,236.2	1,187.5
Gross profit	209.2	198.9	405.9	379.5
Selling, general and administrative expenses	69.4	73.4	128.5	129.0
Income from operations	139.8	125.5	277.4	250.5
Interest expense, net	27.4	6.8	52.6	8.3
Income before income taxes and equity method earnings	112.4	118.7	224.8	242.2
Income tax expense	41.5	33.9	85.6	84.9
Equity method investment earnings	12.1	6.2	32.1	16.8
Net income	83.0	91.0	171.3	174.1
Less: Income attributable to noncontrolling interests	6.4	3.8	11.3	7.3
Net income attributable to Lamb Weston Holdings, Inc.	$76.6	$87.2	$160.0	$166.8
Earnings per share
Basic	$0.52	$0.59	$1.08	$1.14
Diluted	$0.52	$0.59	$1.08	$1.13
Dividends declared per common share	$0.1875	$—	$0.3750	$—

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 26, 2017			November 27, 2016
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$124.5	$(41.5)	$83.0	$124.9	$(33.9)	$91.0
Other comprehensive income (loss):
Unrealized currency translation gains (losses)	(0.4)	—	(0.4)	(11.9)	—	(11.9)
Comprehensive income (loss)	124.1	(41.5)	82.6	113.0	(33.9)	79.1
Less: Comprehensive income attributable to noncontrolling interests	6.4	—	6.4	3.8	—	3.8
Comprehensive income (loss) attributable to Lamb Weston	$117.7	$(41.5)	$76.2	$109.2	$(33.9)	$75.3

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	November 26, 2017			November 27, 2016
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$256.9	$(85.6)	$171.3	$259.0	$(84.9)	$174.1
Other comprehensive income (loss):
Reclassification of pension and post-retirement benefits out of accumulated other comprehensive income (loss)	(0.1)	—	(0.1)	—	—	—
Unrealized currency translation gains (losses)	14.8	—	14.8	(13.0)	—	(13.0)
Comprehensive income (loss)	271.6	(85.6)	186.0	246.0	(84.9)	161.1
Less: Comprehensive income attributable to noncontrolling interests	11.3	—	11.3	7.3	—	7.3
Comprehensive income (loss) attributable to Lamb Weston	$260.3	$(85.6)	$174.7	$238.7	$(84.9)	$153.8

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions except share data)

	November 26,	May 28,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$71.1	$57.1
Receivables, less allowance for doubtful accounts of $0.6 and $0.5	224.4	185.2
Inventories	662.9	525.0
Prepaid expenses and other current assets	45.9	90.9
Total current assets	1,004.3	858.2
Property, plant and equipment, net	1,331.5	1,271.2
Goodwill	134.4	133.0
Intangible assets, net	36.3	37.2
Equity method investments	198.6	178.6
Other assets	9.8	7.4
Total assets	$2,714.9	$2,485.6

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$88.2	$22.0
Current portion of long-term debt and financing obligations	39.3	37.9
Accounts payable	342.7	295.0
Accrued liabilities	176.3	200.5
Total current liabilities	646.5	555.4
Long-term liabilities:
Long-term debt, excluding current portion	2,353.2	2,365.0
Deferred income taxes	115.8	90.5
Other noncurrent liabilities	74.3	71.2
Total long-term liabilities	2,543.3	2,526.7
Commitments and contingencies
Redeemable noncontrolling interest	56.5	50.7
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,257,130 and 146,080,901 shares issued	146.3	146.1
Additional distributed capital	(906.7)	(904.8)
Retained earnings	225.8	121.0
Accumulated other comprehensive income (loss)	5.4	(9.3)
Treasury stock, at cost, 49,691 and 6,143 common shares	(2.2)	(0.2)
Total stockholders' deficit	(531.4)	(647.2)
Total liabilities and stockholders’ equity	$2,714.9	$2,485.6

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Twenty-Six Weeks Ended
	November 26,	November 27,
	2017	2016
Cash flows from operating activities
Net income	$171.3	$174.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	66.6	52.1
Stock-based compensation expense	10.2	5.2
Earnings of joint ventures in excess of distributions	(9.3)	(2.8)
Deferred income taxes	19.4	(8.3)
Other	(2.2)	(0.4)
Changes in operating assets and liabilities:
Receivables	(39.2)	(45.8)
Inventories	(137.9)	(117.0)
Income taxes payable/receivable, net	6.5	—
Prepaid expenses and other current assets	36.3	41.4
Accounts payable	89.1	59.8
Accrued liabilities	(28.6)	4.1
Net cash provided by operating activities	$182.2	$162.4
Cash flows from investing activities
Additions to property, plant and equipment	(154.0)	(127.8)
Proceeds from sale of assets	0.1	2.0
Additions to other long-term assets	(1.8)	—
Net cash used for investing activities	$(155.7)	$(125.8)
Cash flows from financing activities
Proceeds from short-term borrowings, net	66.1	80.0
Proceeds from issuance of debt	—	798.1
Debt repayments	(19.3)	(3.4)
Net transfers to Conagra	—	(38.8)
Dividends paid	(54.8)	—
Cash distributions paid to Conagra at Separation	—	(823.5)
Payments of debt issuance costs	—	(9.6)
Cash distributions paid to noncontrolling interest	(6.7)	(5.6)
Other	(1.2)	—
Net cash used for financing activities	$(15.9)	$(2.8)
Effect of exchange rate changes on cash and cash equivalents	3.4	(0.8)
Net increase in cash and cash equivalents	14.0	33.0
Cash and cash equivalents, beginning of the period	57.1	36.4
Cash and cash equivalents, end of period	$71.1	$69.4

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

Basis of Presentation

The unaudited quarterly Condensed Combined and Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and twenty-six week periods ended November 26, 2017 and November 27, 2016, and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May. In addition, the financial statements for periods prior to the Separation may not reflect what our results of operations would have been had we operated as a separate stand-alone company and may not be indicative of our future results of operations. These quarterly financial statements and notes should be read together with the combined and consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 25, 2017.

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

Prior to Separation

Prior to the Separation from Conagra on November 9, 2016 (the “Separation Date”), the combined financial statements were prepared using the specific accounting records of the entities which comprise the business of Lamb Weston. In some cases, principally foreign locations, those business activities were contained within entities that were engaged in other business activities of Conagra. Because a direct ownership relationship did not exist among the various units comprising Lamb Weston, Conagra and its subsidiaries’ equity investment is shown in lieu of stockholders’ equity in the combined financial statements. Intercompany investments, accounts, and transactions between the various legal entities comprising Lamb Weston have been eliminated in the combined financial statements.

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

As further described in Note 3, prior to the Separation Date, Lamb Weston engaged in various intercompany transactions with Conagra and its affiliates, including the sale and purchase of certain products, the procurement of certain materials and services, cash transfers related to Conagra’s centralized cash management process and expense allocations. Changes in parent companies’ equity investment arising from these cash transactions are presented as “Net transfers to Conagra” in financing activities in the Condensed Combined and Consolidated Statements of Cash Flows as of November 27, 2016, notwithstanding that advances from parent companies were utilized to fund Lamb Weston’s working capital requirements.

New and Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to disaggregate the service cost component from the other components of net benefit cost and report it in the same line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. These components will not be eligible for capitalization in assets. Employers are also required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. This ASU is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We will adopt this standard at the beginning of fiscal 2019 and do not expect it to have a material impact on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was issued to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue, and cash flows arising from contracts with customers. We expect to adopt this ASU beginning May 28, 2018, using the modified retrospective transition method. We do not expect the net impact of the standard to have a material impact on our consolidated financial statements. While we are continuing to assess the impacts of the standard, we currently believe the most significant impact relates to our accounting for sales of customer-specific branded potato products. We expect revenue related to sales of Lamb Weston branded products to remain substantially unchanged. Specifically, under the new standard, we expect to recognize revenue when an enforceable right to payment arises, which for sales of our customer-specific branded products, is prior to recognition based on shipping terms under current GAAP. As part of our adoption, we are identifying and preparing to implement changes to our accounting policies and practices, business processes, and controls to support the new requirements for revenue recognition and disclosure.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
	2017	2016	2017	2016
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$76.6	$87.2	$160.0	$166.8
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.5	0.5	1.3	0.9
Net income available to Lamb Weston common stockholders	$76.1	$86.7	$158.7	$165.9

Denominator (a):
Basic weighted average common shares outstanding	146.3	146.0	146.3	146.0
Add: Dilutive effect of employee incentive plans (b)	0.6	0.3	0.5	0.3
Diluted weighted average common shares outstanding	146.9	146.3	146.8	146.3

Earnings per share
Basic	$0.52	$0.59	$1.08	$1.14
Diluted	$0.52	$0.59	$1.08	$1.13

(a)

For the periods prior to Separation, earnings per share was calculated based on approximately 146 million shares of Lamb Weston common stock that were distributed to Conagra stockholders on November 9, 2016.

(b)

Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of November 26, 2017, we did not have any stock-based awards that were antidilutive. Lamb Weston had no share-based awards outstanding prior to the Separation.

3.    RELATED PARTY TRANSACTIONS

Prior to the Separation, our business was included in the Commercial Foods segment of Conagra. As a result, our transactions with Conagra were considered related party transactions. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements that govern our relationships with Conagra going forward, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement. Under the transition services agreement, Conagra provides a number of corporate staff services to us based on direct and indirect costs associated with rendering those services. These services include information technology, accounting, and human resource services. The thirteen weeks ended November 26, 2017 and November 27, 2016, include $0.8 million and $0.4 million, respectively, of expenses related to the transition services agreement. The twenty-six weeks ended November 26, 2017 and November 27, 2016, include $2.1 million and $0.4 million, respectively, of expenses related to the transition services agreement. The transition services agreement expires in April 2018.

Prior to the Separation Date, Conagra allocated certain selling, general and administrative costs to Lamb Weston based on specific metrics correlated with the cost of services it provided or costs incurred on behalf of the Company (e.g., employee headcount, net sales, and square footage of office space). Allocations based upon these metrics resulted in $3.4 million and $7.7 million for the thirteen and twenty-six weeks ended November 27, 2016, respectively, of selling, general and administrative costs allocated to Lamb Weston. Beginning in fiscal 2017, certain departmental charges, which were previously allocated, were directly absorbed by Lamb Weston.

The above allocations were consistent with historical allocations for Lamb Weston; however, Conagra did not historically allocate certain other corporate costs to its various segments. For any remaining indirect corporate costs that supported Lamb Weston, Conagra allocated additional selling, general and administrative costs using an equal weighting between Lamb Weston product contribution margin (net sales less cost of sales and advertising and promotion expenses) and Lamb Weston total assets relative to consolidated Conagra product contribution margin and total assets. Allocations of indirect corporate costs were $8.4 million and $17.3 million for the thirteen and twenty-six weeks ended November 27, 2016, respectively, of selling, general and administrative costs. Lamb Weston considers such allocations to have been made on a reasonable basis. The allocations discussed above ceased after the Separation Date.

For the period up to the Separation Date, our Condensed Combined and Consolidated Statements of Earnings for the thirteen weeks and twenty-six weeks ended November 27, 2016, includes only the interest expense of the legal entities of Lamb Weston, and does not include any allocated interest expense or third-party debt of Conagra. See Note 11, Debt and Financing Obligations, for a discussion of indebtedness incurred in connection with the Separation. The interest expense included in Lamb Weston’s results of operations was $27.4 million and $6.8 million for the thirteen weeks ended November 26, 2017 and November 27, 2016, respectively; and $52.6 million and $8.3 million for the twenty-six weeks ended November 26, 2017 and November 27, 2016, respectively.

Included in net sales are sales to Conagra of $4.0 million and $8.4 million for the thirteen and twenty-six weeks ended November 27, 2016, respectively. The related cost of sales were $3.4 million and $7.0 million for the thirteen and twenty-six weeks ended November 27, 2016, respectively. Lamb Weston also made purchases from Conagra of $2.6 million and $7.9 million during the thirteen and twenty-six weeks, ended November 27, 2016 respectively.

4.    INCOME TAXES

For periods ended on or prior to the Separation Date, we were a member of Conagra’s consolidated group and our U.S. taxable income was included in the consolidated U.S. federal income tax return of Conagra as well as in returns filed by Conagra with certain state and local taxing jurisdictions. Our foreign income tax returns are filed on a separate company basis.

In connection with the Separation, we entered into a tax matters agreement with Conagra. Under the tax matters agreement, Conagra is generally responsible for all taxes associated with consolidated federal and state filings (and will be entitled to all related refunds of taxes) imposed on Conagra and its subsidiaries (including subsidiaries that were transferred to Lamb Weston at Separation) with respect to the taxable periods (or portions thereof) ended on or prior to

November 9, 2016. Also, pursuant to this agreement, Lamb Weston is generally responsible for all taxes associated with separately filed foreign, state, and local tax filings (and will be entitled to all related refunds of taxes) imposed on Lamb Weston and its subsidiaries with respect to the taxable periods (or portions thereof) ended on or prior to November 9, 2016.

Income tax expense for the thirteen weeks ended November 26, 2017 and November 27, 2016, was $41.5 million and $33.9 million, respectively, and for the twenty-six weeks ended November 26, 2017 and November 27, 2016, was $85.6 million and $84.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 33% and 27% for the thirteen weeks ended November 26, 2017 and November 27, 2016, respectively; and 33% for both the twenty-six weeks ended November 26, 2017 and November 27, 2016, respectively, in our Condensed Combined and Consolidated Statements of Earnings. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of U.S. state taxes, the domestic manufacturers’ deduction, foreign taxes and other permanent differences. The lower rate in the thirteen weeks ended November 27, 2016, is primarily attributable to an increase in Separation-related costs determined to be deductible, as well as a discrete benefit arising from a change in estimate relating to fiscal 2016 foreign taxes.

There have been no material changes to the unrecognized tax benefits disclosed in Note 4, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K, and we do not expect any significant changes to unrecognized tax benefits in the next 12 months. Income taxes paid, net of refunds, were $60.2 million and $90.6 million in the twenty-six weeks ended November 26, 2017 and November 27, 2016, respectively.

On December 22, 2017, the President signed tax reform legislation (the “Act”), which is generally effective January 1, 2018. The Act lowers the U.S. corporate tax rate from 35 percent to 21 percent, which will result in a blended effective tax rate for us in fiscal 2018; allows for immediate write-off of qualified property placed in service after September 27, 2017, and before January 1, 2023, with a five year phase down by 20 percent per calendar year beginning in 2023; repeals the domestic production deduction for tax years after our fiscal 2018; and alters the landscape of taxation of foreign operations, executive compensation and employer provided benefits, among other provisions. In addition, the legislation has one-time financial statement tax effects including a tax benefit from remeasuring our net U.S. deferred tax liabilities on our balance sheet and a transition tax on post-1986 unremitted earnings of our non-U.S. subsidiaries. We are currently evaluating the impact of the Act. While we have not completed our evaluation of the potential impacts, we expect it to decrease our fiscal 2018 effective tax rate and cash taxes.

5.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	November 26,	May 28,
	2017	2017
Raw materials and packaging	$205.9	$84.5
Finished goods	426.4	409.7
Supplies and other	30.6	30.8
Inventories	$662.9	$525.0

6.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant, and equipment were as follows (dollars in millions):

	November 26,	May 28,
	2017	2017
Land and land improvements	$138.9	$139.8
Buildings, machinery, and equipment	2,169.9	1,917.7
Furniture, fixtures, office equipment, and other	65.6	62.6
Construction in progress	71.9	229.4
Property, plant and equipment, at cost	2,446.3	2,349.5
Less accumulated depreciation	(1,114.8)	(1,078.3)
Property, plant and equipment, net	$1,331.5	$1,271.2

Depreciation expense was $33.9 million and $25.8 million for the thirteen weeks ended November 26, 2017 and November 27, 2016, respectively; and $63.2 million and $50.6 million for the twenty-six weeks ended November 26, 2017 and November 27, 2016, respectively. At November 26, 2017 and May 28, 2017, purchases of property, plant and equipment included in accounts payable were $19.0 million and $60.4 million, respectively.

The amounts of interest capitalized in construction in progress for the thirteen weeks ended November 26, 2017 and November 27, 2016, were $0.5 million and $1.2 million, respectively, and $2.8 million and $1.9 million for the twenty-six weeks ended November 26, 2017 and November 27, 2016, respectively.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 28, 2017	$74.8	$42.8	$10.9	$4.5	$133.0
Foreign currency translation adjustment	1.4	—	—	—	1.4
Balance at November 26, 2017	$76.2	$42.8	$10.9	$4.5	$134.4

Other identifiable intangible assets were as follows (dollars in millions):

	November 26, 2017			May 28, 2017
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	14	35.0	16.7	14	34.9	15.7
		$53.0	$16.7		$52.9	$15.7

(a)	Non-amortizing intangible assets are comprised of brands and trademarks.

(b)

Amortizing intangible assets are principally composed of customer relationships, licensing arrangements, and intellectual property. During the thirteen weeks ended November 26, 2017 and November 27, 2016, amortization expense was $0.6 million and $0.5 million, respectively. During the twenty-six weeks ended November 26, 2017 and November 27, 2016, amortization expense was $1.1 million and $1.3 million, respectively.

Total intangible assets, net of amortization, excluding goodwill, as of November 26, 2017 and May 28, 2017, were $36.3 million and $37.2 million, respectively. Foreign intangible assets are affected by foreign currency translation.

8.    INVESTMENTS IN JOINT VENTURES

Variable Interest Entity - Consolidated

We hold a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (collectively, the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which the options are exercised.

Our variable interests in Lamb Weston BSW include an equity investment in the venture, the options, certain fees paid to Lamb Weston by Lamb Weston BSW for sales and marketing services, the contingent obligation related to production shortfalls and the contingent obligation to fund additional equity contributions or purchase the underlying notes associated with certain Lamb Weston BSW financings. Our maximum exposure to loss as a result of our involvement with this venture is equal to our equity investment in the venture, the balance of any promissory notes extended to the venture which are subject to our purchase obligation, and the amount, if any, by which the put option exercise price exceeds the fair value of the non-controlling interest in Lamb Weston BSW upon its exercise. Also, in the event of a production shortfall, we could be required to compensate Ochoa for lost profits. It is not possible to determine the maximum exposure to losses from the potential exercise of the put option or from potential production shortfalls. However, we do not currently expect to incur material losses resulting from these potential exposures.

Lamb Weston and Lamb Weston BSW purchase potatoes from a shareholder of Ochoa. The aggregate amounts of such purchases were $12.5 million for both the thirteen weeks ended November 26, 2017 and November 27, 2016; and $29.3 million and $36.6 million for the twenty-six weeks ended November 26, 2017 and November 27, 2016, respectively. Additionally, Lamb Weston and Lamb Weston BSW utilize storage facilities and water treatment services from a shareholder of Ochoa. The aggregate amounts of such costs were $1.2 million for both the thirteen weeks ended November 26, 2017 and November 27, 2016; and $2.5 million and $2.4 million for the twenty-six weeks ended November 26, 2017 and November 27, 2016, respectively.

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

	November 26,	May 28,
	2017	2017
Cash and equivalents	$19.8	$10.9
Receivables, less allowance for doubtful accounts (a)	0.2	0.1
Inventories	2.0	1.9
Prepaid expenses and other current assets	0.1	0.4
Property, plant and equipment, net	48.2	49.4
Goodwill	18.8	18.8
Intangible assets, net	4.1	4.5
Total assets	$93.2	$86.0
Current portion of long-term debt	$1.6	$1.5
Accounts payable	14.2	11.6
Accrued liabilities	2.0	2.0
Long-term debt, excluding current portion	27.2	28.0
Total liabilities	$45.0	$43.1
Redeemable noncontrolling interest (b)	$56.5	$50.7

(a)	As of November 26, 2017 and May 28, 2017, affiliate receivables of $27.7 million and $24.0 million, respectively, are not included above as they are eliminated in consolidation.

(b)	Represents the amount that our joint venture partner, Ochoa, had the right to put its equity interest to Lamb Weston on November 26, 2017 and May 28, 2017.

The liabilities recognized as a result of consolidating the Lamb Weston BSW entity do not represent additional claims on Lamb Weston’s general assets. In connection with the Lamb Weston BSW long-term debt, we have entered into an agreement with the financial institution, which provides that in the event that Lamb Weston BSW fails to comply with certain financial covenants or repayment terms, we are required to either make certain additional equity contributions to Lamb Weston BSW or to purchase the underlying notes. The assets recognized as a result of consolidating Lamb Weston BSW are the property of the venture and are not available to Lamb Weston for any other purpose.

Variable Interest Entity - Not Consolidated

We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. We provide all sales and marketing services to Lamb Weston RDO, and we receive a fee for these services based on a percentage of the net sales of the venture. The fees received were $3.4 million for both the thirteen weeks ended November 26, 2017 and November 27, 2016 and $6.9 million for both the twenty-six weeks ended November 26, 2017 and November 27, 2016. These fees are recorded as a reduction to selling, general, and administrative expense. Our ownership interest in this venture is included in “Equity method investments” in the Condensed Consolidated Balance Sheets. The balance of Lamb Weston’s investment was $17.4 million and $17.2 million at November 26, 2017 and May 28, 2017, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $34.9 million and $34.4 million as of November 26, 2017 and May 28, 2017, respectively; and term borrowings from banks of $38.8 million and $59.3 million as of November 26, 2017 and May 28, 2017, respectively.

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

Other Investments

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., which is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe. We account for this investment using equity method accounting.

Transactions with Joint Ventures

The carrying value of our equity method investments, which include Lamb Weston RDO and Lamb-Weston/Meijer, at November 26, 2017 and May 28, 2017, was $198.6 million and $178.6 million, respectively. These amounts are included in “Equity method investments” in our Condensed Consolidated Balance Sheets. For the thirteen weeks ended November 26, 2017 and November 27, 2016, we had sales and payments to our equity method investments of $5.9 million and $3.0 million, respectively, and $7.2 million and $3.6 million, respectively; and for the twenty-six weeks ended November 26, 2017 and November 27, 2016, we had sales and payments to our equity method investments of $11.0 million and $5.5 million, respectively, and $14.7 million and $6.7 million, respectively. Total dividends from our equity method investments were $9.9 million and $5.6 million for the thirteen weeks ended November 26, 2017 and November 27, 2016, respectively; and $22.8 million and $13.9 million for the twenty-six weeks ended November 26, 2017 and November 27, 2016, respectively.

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

For the period after the Separation Date, the components of net periodic benefit cost for our pension plan was as follows (dollars in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
	2017	2016	2017	2016
Service cost	$1.9	$0.4	$3.9	$0.4
Interest cost	0.1	—	0.2	—
Expected return on plan assets	(0.1)	—	(0.2)	—
Net periodic benefit cost	$1.9	$0.4	$3.9	$0.4

Components of net periodic benefit cost for our post-retirement benefits were insignificant for the periods after the Separation Date.

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

Pension Cost Financial Statement Presentation

Allocated pension costs (benefits) incurred by Conagra prior to November 9, 2016 and pension costs recognized after the Separation Date are included in the Condensed Combined and Consolidated Statements of Earnings as follows (dollars in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
	2017	2016	2017	2016
Cost of sales (a)	$1.9	$2.6	$3.9	$5.5
Selling, general and administrative expenses (a)	—	(2.8)	—	(5.5)
Total	$1.9	$(0.2)	$3.9	$—

(a)

Pension service costs are allocated to operations as reflected in cost of sales above. Expected returns on pension assets and interest costs are reflected in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Earnings.

10.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	November 26,	May 28,
	2017	2017
Compensation and benefits	$56.5	$80.1
Accrued trade promotions	42.8	40.5
Dividends payable	27.4	27.4
Franchise, property, and sales and use taxes	10.9	9.8
Accrued interest	10.0	10.2
Income taxes payable	4.4	4.7
Other	24.3	27.8
Accrued liabilities	$176.3	$200.5

11.   DEBT AND FINANCING OBLIGATIONS

At November 26, 2017 and May 28, 2017, our debt, including financing obligations was as follows (dollars in millions):

	November 26,	May 28,
	2017	2017
Short-term borrowings:
Revolving credit facility	$62.2	$4.5
Other credit facilities	26.0	17.5
	88.2	22.0
Long-term debt:
Term loan facility, due 2021	649.7	666.6
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
LIBOR plus a margin (1.90% to 2.30%) and 4.34%, installment notes due on various dates through June 2031	28.8	29.5
	2,344.5	2,362.1
Financing obligations:
4.35% lease financing obligation due May 2030	67.5	68.2
2.00% to 3.32% lease financing obligations due on various dates through 2040	13.3	7.7
	80.8	75.9

Total debt and financing obligations	2,513.5	2,460.0
Debt issuance costs	(32.8)	(35.1)
Short-term borrowings	(88.2)	(22.0)
Current portion of long-term debt and financing obligations	(39.3)	(37.9)
Long-term debt, excluding current portion	$2,353.2	$2,365.0

At November 26, 2017, we had $62.2 million of borrowings outstanding under our Revolving Credit Facility (the “Facility”). At November 26, 2017, we had $436.0 million of availability under the Facility, which is net of outstanding letters of credit of $1.8 million. For the twenty-six weeks ended November 26, 2017, borrowings under the Facility ranged from $0.0 million to $77.8 million and the weighted average interest rate for our outstanding borrowings under the Facility was 3.5%.

For the thirteen and twenty-six weeks ended November 26, 2017, we paid $45.5 million and $51.6 million of interest on debt, respectively.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

12.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan (“Stock Plan”). Under the Stock Plan, we may grant eligible employees and non-employee directors awards of stock options, cash, and stock-settled restricted stock units (“RSUs”), restricted stock awards, other awards based on our common stock, and performance-based long-term incentive awards (“Performance shares”). At November 26, 2017, we had 10.0 million shares authorized under the Stock Plan, and 7.9 million shares were available for future grant.

The weighted average Black-Scholes assumptions for stock options granted during the twenty-six weeks ended November 26, 2017 were:

Expected volatility (%) (a)	23.27
Dividend yield (%)	1.71
Risk-free interest rate (%)	1.51
Expected life of stock option (years)	4.4

(a)	Because our equity shares have been traded for a relatively short period of time, we based our expected volatility assumptions on the volatility of related industry stocks.

The following table summarizes stock option activity for the twenty-six weeks ended November 26, 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value (a)
	Shares	(per share)	Term (Years)	(in millions)
Outstanding at May 28, 2017	720,827	25.90
Granted	56,496	43.82
Exercised	(39,887)	18.71
Forfeited/cancelled	—	—
Outstanding at November 26, 2017	737,436	$27.66	7.3	$19.7

Exercisable at November 26, 2017	486,394	$24.20	6.6	$14.7

(a)

The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2018 second quarter, or November 24, 2017, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the quarter. The amount changes based on the fair market value of our stock.

The following table summarizes RSU and Performance Share activity for the twenty-six weeks ended November 26, 2017:

	Stock-Settled		Cash-Settled		Performance Shares
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 28, 2017	489,604	$26.92	462,612	$25.33	57,690	$25.84
Granted (a)	276,369	44.34	—	—	124,341	43.83
Performance condition adjustment (b)	—	—	—	—	(818)	19.70
Vested (c)	(119,913)	20.99	(169,335)	19.76	(15,228)	19.70
Forfeited/expired/cancelled	(456)	43.82	(3,198)	27.75	—	—
Outstanding at November 26, 2017	645,604	$35.47	290,079	$28.55	165,985	$39.91

(a)	Granted represents new grants and dividend equivalents accrued.

(b)	Amount represents adjustment for performance results attained on Performance Shares during the twenty-six weeks ended November 26, 2017.

(c)

The aggregate fair value of awards that vested during the twenty-six weeks ended November 26, 2017 was $13.4 million, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
	2017	2016	2017	2016
Stock options	$0.4	$0.1	$1.0	$0.3
Stock-settled RSUs	2.5	0.9	4.4	1.6
Cash-settled RSUs (a)	2.8	1.8	3.7	3.3
Performance shares	0.9	(0.3)	1.1	—
Total compensation expense	6.6	2.5	10.2	5.2
Income tax benefit (b)	(2.4)	(0.9)	(3.8)	(1.9)
Total compensation expense, net of tax benefit	$4.2	$1.6	$6.4	$3.3

(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Condensed Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at November 26, 2017, total unrecognized compensation expense related to share-based payments was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock options	$0.6	1.3
Stock-settled RSUs	14.8	2.4
Cash-settled RSUs	5.6	1.3
Performance shares	8.8	2.5
Total unrecognized stock-based compensation expense	$29.8	2.2

13.   FAIR VALUE MEASUREMENTS

For information about our fair value policies, methods and assumptions used in estimating the fair value of our financial assets and liabilities, see Note 1, Nature of Operations and Summary of Significant Accounting Policies and Note

11, Fair Value Measurements, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 26, 2017 and May 28, 2017 (dollars in millions):

	As of November 26, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.6	$—	$—	$0.6
Pension plan assets (a)	—	3.9	—	3.9
Derivative assets (b)	—	0.6	—	0.6
Total assets	0.6	4.5	—	5.1
Liabilities:
Deferred compensation liabilities (c)	—	11.3	—	11.3
Total liabilities	$—	$11.3	$—	$11.3

	As of May 28, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (d)	$4.5	$—	$—	$4.5
Deferred compensation assets	0.6	—	—	0.6
Total assets	5.1	—	—	5.1
Liabilities:
Derivative liabilities (b)	—	2.4	—	2.4
Deferred compensation liabilities (c)	—	8.8	—	8.8
Total liabilities	$—	$11.2	$—	$11.2

(a)

The fair values of our Level 2 pension plan assets were valued using third-party valuations, which are based on the net asset values. While the underlying assets are actively traded on an exchange, the funds are not.

(b)

The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts.

(c)

The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

(d)	The fair values of our Level 1 pension plan assets were determined using unadjusted quoted prices in active markets for identical assets.

Certain assets and liabilities, including long-lived assets, intangible assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a non-recurring basis.

At November 26, 2017, we had $1,688.1 million of fixed-rate and $744.6 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at November 26, 2017, was estimated to be $1,758.9 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

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

Derivative instruments are reported in our Condensed Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale exception (“NPNS”) under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized.

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

The following table presents the fair value of derivatives at November 26, 2017 and May 28, 2017 (dollars in millions) in our Condensed Consolidated Balance Sheets:

	November 26, 2017
			Net Amounts
	Gross Amounts	Gross Amounts Offset	Presented in the
Derivative subject to master netting arrangements	Recognized	in the Balance Sheet	Balance Sheet
Assets:
Commodity contracts	$1.1	$0.5	$0.6
Prepaid expenses and other current assets	$1.1	$0.5	$0.6

	May 28, 2017
			Net Amounts
	Gross Amounts	Gross Amounts Offset	Presented in the
Derivative subject to master netting arrangements	Recognized	in the Balance Sheet	Balance Sheet
Liabilities:
Commodity contracts	$3.8	$1.4	$2.4
Accrued liabilities	$3.8	$1.4	$2.4

The location and amount of gains (losses) from derivatives in our Condensed Combined and Consolidated Statements of Earnings were as follows (dollars in millions):

		Amount of Loss Recognized on
		Derivatives in Condensed Combined
		and Consolidated Statement of Earnings
	Location in Condensed Combined and	for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging	Consolidated Statement of Earnings of Loss	November 26,	November 27,
Instruments	Recognized on Derivatives	2017	2016
Commodity contracts	Cost of sales	$(0.7)	$(0.5)
Foreign exchange contracts	Selling, general and administrative expenses	—	(0.1)
Total loss from derivative instruments not designed as hedging instruments		$(0.7)	$(0.6)

		Amount of Gain (Loss) Recognized on
		Derivatives in Condensed Combined
		and Consolidated Statement of Earnings
	Location in Condensed Combined and	for the Twenty-Six Weeks Ended
Derivatives Not Designated as Hedging	Consolidated Statement of Earnings of Gain	November 26,	November 27,
Instruments	(Loss) Recognized on Derivatives	2017	2016
Commodity contracts	Cost of sales	$2.5	$(0.1)
Foreign exchange contracts	Selling, general and administrative expenses	—	(0.1)
Total gain (loss) from derivative instruments not designed as hedging instruments		$2.5	$(0.2)

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

The following table presents the net derivative gains (losses) from commodity contracts under this methodology:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
	2017	2016	2017	2016
Net derivative gains (losses) incurred	$(0.7)	$(0.6)	$2.5	$(0.2)
Less: Net derivative gains (losses) allocated to reportable segments	(0.3)	0.4	(0.6)	0.6
Net derivative gains (losses) recognized in our Other segment	$(0.4)	$(1.0)	$3.1	$(0.8)

Open Commodity Contracts

As of November 26, 2017, our open commodity contracts had a gross notional value (defined as notional quantity times market value per notional quantity unit) of $41.5 million and $30.7 million for purchase and sales contracts, respectively. As of May 28, 2017, our open commodity contracts had a gross notional value of $56.0 million and $88.6 million for purchase and sales contracts, respectively.

15.   STOCKHOLDERS’ EQUITY

In connection with the Separation, we amended and restated our certificate of incorporation to authorize 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 146,257,130 shares of common stock issued and outstanding as of November 26, 2017. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding on November 26, 2017.

Dividends

During the first half of fiscal 2018, we paid $54.8 million of dividends to stockholders.

On December 21, 2017, our Board of Directors declared a dividend of $0.19125 per share of common stock. The dividend will be paid on March 2, 2018 to stockholders of record as of the close of business on February 2, 2018.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

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

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax (except for currency translation adjustments):

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign
	Currency	Pension and
	Translation	Post-Retirement
	Gains (Losses)	Benefits	Total
Balance as of May 28, 2017	$(10.3)	$1.0	$(9.3)
Other comprehensive income before reclassifications, net of tax	14.8	—	14.8
Amounts reclassified out of AOCI, net of tax	—	(0.1)	(0.1)
Net current-period other comprehensive income	14.8	(0.1)	14.7
Balance as of November 26, 2017	$4.5	$0.9	$5.4

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
(in millions)	2017	2016	2017	2016
Net sales:
Global	$416.9	$412.6	$830.8	$811.8
Foodservice	272.8	250.6	552.2	510.9
Retail	102.0	96.5	194.0	186.1
Other	32.9	31.0	65.1	58.2
Total net sales	824.6	790.7	1,642.1	1,567.0
Product contribution margin (a):
Global	88.2	92.3	162.9	165.9
Foodservice	92.2	80.2	183.1	159.7
Retail	19.4	20.9	35.9	40.5
Other	3.9	(0.4)	15.0	2.8
Total product contribution margin	203.7	193.0	396.9	368.9
Equity method investment earnings	12.1	6.2	32.1	16.8
Total product contribution margin plus equity method investment earnings	215.8	199.2	429.0	385.7
Other selling, general and administrative expenses (a) (b)	63.9	67.5	119.5	118.4
Interest expense, net	27.4	6.8	52.6	8.3
Income tax expense	41.5	33.9	85.6	84.9
Net income	83.0	91.0	171.3	174.1
Less: Income attributable to noncontrolling interests	6.4	3.8	11.3	7.3
Net income attributable to Lamb Weston Holdings, Inc.	$76.6	$87.2	$160.0	$166.8

(a)

Product contribution margin is defined as net sales, less cost of sales and advertising and promotion expenses. Other selling, general and administrative expenses include all selling, general and administrative expenses other than advertising and promotions expenses.

(b)

The thirteen and twenty six weeks ended November 26, 2017, include $4.0 million and $6.2 million, respectively, of pre-tax expenses related to the Separation. The thirteen and twenty six weeks ended November 27, 2016, include $9.0 million and $18.7 million, respectively, of Separation-related expenses.  In all periods, the expenses related primarily to professional fees and other employee-related costs.

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

17.   COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 11, Debt and Financing Obligations), lease obligations, purchase commitments for goods and services, and legal proceedings. There have been no material changes to the guarantees and indemnifications disclosed in Note 15, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as “MD&A,” contains forward-looking statements within the meaning of the federal securities laws. Words such as “continue,” “expect,” “believe,” “will,” “intend,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, dividends, taxes, and business outlook and prospects. These forward-looking statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategies; the competitive environment and related conditions in the markets in which we operate; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruption of our access to export mechanisms; our ability to complete proposed acquisitions or integrate acquired businesses or execute on large capital projects; our future debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

Executive Summary

In the second quarter of fiscal 2018:

•

Net sales increased $33.9 million or 4%, to $824.6 million, compared with the second quarter of fiscal 2017. Price/mix increased 5% due to pricing actions and favorable product and customer mix. Volume declined 1%, as compared to a 4% increase in the prior year period.

•

Net income attributable to Lamb Weston declined $10.6 million, or 12%, to $76.6 million, and diluted earnings per share declined $0.07 to $0.52. The decline was driven by higher interest expense; commodity, manufacturing, transportation and warehousing cost inflation; higher income tax and depreciation expenses; and approximately $3 million of costs related to the start-up of our new french fry production line in Richland, Washington.  This was partially offset by net sales growth, higher equity method investment earnings and lower expenses related to the Separation.

•

Excluding $4.0 million and $9.0 million of costs related to the Separation in the second quarter of fiscal 2018 and 2017, respectively, net income attributable to Lamb Weston declined $13.8 million. Adjusted Diluted EPS declined $0.09 to $0.54.

•	Adjusted EBITDA including unconsolidated joint ventures increased $20.8 million, or 12%, to $188.9 million, mainly reflecting growth in income from operations and equity method investment earnings.
•

Gross profit increased $10.3 million, or 5%, to $209.2 million, and included higher depreciation expense and approximately $3 million of costs related to the start-up of our new french fry production line in Richland, Washington.

•	Equity method investment earnings increased $5.9 million to $12.1 million, and included a $2.7 million unrealized loss related to mark-to-market adjustments associated with currency hedging contracts.
•

Cash from operations through the first half of fiscal 2018 was $182.2 million, compared with $162.4 million in the prior year period. During the first half of fiscal 2018, we added $155.8 million of capital assets and paid $54.8 million in dividends to stockholders.

•

The Global segment’s net sales increased to $416.9 million, up $4.3 million, with price/mix up 3% and volume down 2%, compared with the second quarter of fiscal 2017. Segment product contribution margin decreased $4.1 million to $88.2 million.

•	The Foodservice segment’s net sales increased $22.2 million to $272.8 million, with price/mix up 8% and volume up 1%. Segment product contribution margin increased $12.0 million to $92.2 million.
•	The Retail segment’s net sales increased $5.5 million to $102.0 million, with price/mix up 4% and volume up 2%. Segment product contribution margin decreased $1.5 million to $19.4 million.

•

The Other segment’s net sales increased $1.9 million to $32.9 million, with price/mix up 11% and volume down 5%. Segment product contribution margin was $3.9 million, compared to a loss of $0.4 million in the prior year period.

Demand for frozen potato products continues to grow around the world. We expect to address the increase in demand by investing in additional capacity. We began operating a new line in Boardman, Oregon during the third quarter of fiscal 2017 as well as a new line in Richland, Washington during the second quarter of fiscal 2018. In December 2017, we announced our plan to construct a new processing line in Hermiston, Oregon with a total production capacity of approximately 300 million pounds. We anticipate this new line to be operational in the fourth quarter of fiscal 2019. Additionally, through our Lamb-Weston/Meijer joint venture, we recently expanded capacity in our facility at Bergen op Zoom, the Netherlands. Lamb-Weston/Meijer is participating in a joint venture that is constructing a new production facility in Lipetsk, a special economic zone in south Moscow, the Russian Federation. We expect the Lipetsk plant to be operational in the second half of fiscal 2018. In June 2017, our Lamb-Weston/Meijer joint venture also acquired the potato processing business of Oerlemans Foods, which included a potato processing facility located in Broekhuizenvorst, the Netherlands.

Outlook

For the remainder of fiscal 2018, we expect the operating environment to be generally favorable given the continued growth in volume demand and high industry manufacturing capacity utilization levels. A number of manufacturers, including Lamb Weston, have announced intentions to add production capacity over the next five years, largely in Europe, North America and China, which is likely to ease the industry’s near-term production constraints. In addition, compared with fiscal 2017, we are experiencing a higher rate of inflation for many of our commodity and input costs, such as packaging and edible oils, as well as for other manufacturing, transportation and warehousing costs. We also have higher interest expense associated with our capital structure after the Separation and higher selling, general and administrative costs as a result of a full year of stand-alone public company costs.

Based on actual yields, processing quality and indications of storability, we consider the potato crop in the Columbia River Basin and Idaho, where the majority of our production capacity resides, that was harvested in the fall of fiscal 2018, to be consistent overall with historical averages.

On December 22, 2017, the President signed tax reform legislation (the “Act”), which is generally effective January 1, 2018. The Act lowers the U.S. corporate tax rate from 35 percent to 21 percent, which will result in a blended effective tax rate for us in fiscal 2018; allows for immediate write-off of qualified property placed in service after September 27, 2017, and before January 1, 2023, with a five year phase down by 20 percent per calendar year beginning in 2023; repeals the domestic production deduction for tax years after our fiscal 2018; and alters the landscape of taxation of foreign operations, executive compensation and employer provided benefits, among other provisions. In addition, the legislation has one-time financial statement tax effects including a tax benefit from remeasuring our net U.S. deferred tax liabilities on our balance sheet and a transition tax on post-1986 unremitted earnings of our non-U.S. subsidiaries. We are currently evaluating the impact of the Act. While we have not completed our evaluation of the potential impacts, we expect it to decrease our fiscal 2018 effective tax rate and cash taxes.

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

Thirteen Weeks Ended November 26, 2017 compared to Thirteen Weeks Ended November 27, 2016

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirteen Weeks Ended
	Net Sales			Product Contribution Margin
	November 26,	November 27,	% Inc	November 26,	November 27,	% Inc
	2017	2016	(Dec)	2017	2016	(Dec)
Global	$416.9	$412.6	1%	$88.2	$92.3	(4%)
Foodservice	272.8	250.6	9%	92.2	80.2	15%
Retail	102.0	96.5	6%	19.4	20.9	(7%)
Other	32.9	31.0	6%	3.9	(0.4)	NM
Total	$824.6	$790.7	4%	$203.7	$193.0	6%

Net Sales

Lamb Weston’s net sales for the second quarter of fiscal 2018 were $824.6 million, an increase of $33.9 million, or 4%, compared to the second quarter of fiscal 2017.

Global net sales increased $4.3 million, or 1%, to $416.9 million, compared with $412.6 million in the second quarter of fiscal 2017. Fiscal 2018 second quarter net sales reflect a 3% increase in price/mix associated with actions to increase prices across the customer base, as well as actions to improve customer and product mix. Volume declined 2 percent, as compared to a 5 percent increase in the prior year quarter. The decline in volume is attributable to our elimination of less-profitable volume in North America and international as well as lower shipments to certain export markets. This was partially offset by increased shipments to strategic customers in the U.S.

Foodservice net sales increased $22.2 million, or 9%, to $272.8 million, compared with $250.6 million in the second quarter of fiscal 2017. Fiscal 2018 second quarter net sales reflect an 8% increase in price/mix, primarily reflecting the favorable carryover effect of pricing actions taken in fiscal 2017, pricing actions implemented in the current year, and improvement in customer and product mix. Additionally, fiscal 2018 second quarter net sales reflect a 1% increase in sales volume, as compared to a 5 percent increase in the prior year quarter, driven by broad-based growth across the segment’s customer base.

Retail net sales increased $5.5 million, or 6%, to $102.0 million, compared with $96.5 million in the second quarter of fiscal 2017. Fiscal 2018 second quarter net sales reflect a 4% increase in price/mix, due to higher prices across the branded and private label portfolio, as well as improved mix, partially offset by higher trade spending in support of Grown in Idaho branded products. Volume increased 2 percent, primarily driven by distribution gains of Grown in Idaho as well as growth of Alexia and other branded products.

Net sales in our Other segment increased $1.9 million, or 6%, to $32.9 million, compared with $31.0 million in the second quarter of fiscal 2017. The increase primarily reflects improved pricing and sales mix in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the second quarter of fiscal 2018 was $203.7 million, an increase of $10.7 million, or 6%, compared to the second quarter of fiscal 2017.

Global product contribution margin declined $4.1 million, or 4%, to $88.2 million in the second quarter of fiscal 2018. Global cost of sales was $327.7 million, up 3% compared to the second quarter of fiscal 2017, due to commodity, manufacturing, transportation and warehousing cost inflation, as well as higher depreciation expense and start-up costs associated with the new Richland production line, partially offset by lower sales volumes. While favorable price/mix offset product cost inflation, the additional costs related to the new Richland line drove the earnings decline. In addition, advertising and promotion spending decreased in the second quarter of 2018 as compared to the second quarter of fiscal 2017.

Foodservice product contribution margin increased $12.0 million, or 15%, to $92.2 million in the second quarter of fiscal 2018, largely as a result of favorable price/mix. Cost of sales was $179.2 million, or 6% higher than in the second quarter of fiscal 2017, primarily driven by commodity, manufacturing, transportation and warehousing cost inflation; higher depreciation expense and start-up costs associated with the new Richland production line; and an increase in sales volumes. Advertising and promotion spending decreased in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017.

Retail product contribution margin decreased $1.5 million, or 7%, to $19.4 million, mainly due to higher trade spending as well as commodity, manufacturing, transportation and warehousing cost inflation. Cost of sales was $79.7 million, up 9% compared to the second quarter of fiscal 2017, primarily due to commodity, manufacturing, transportation and warehousing cost inflation, as well as an increase in sales volumes. Advertising and promotion spending increased in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017, driven by marketing spend in support of Grown in Idaho.

Other product contribution margin was $3.9 million, an increase of $4.3 million as compared to a $0.4 million loss in the second quarter of fiscal 2017. The increase primarily relates to an expense in the prior year related to a recall of some vegetable products that were produced by a third party, as well as improved pricing in the vegetable business.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $4.0 million, or 5%, to $69.4 million in the second quarter of fiscal 2018 compared with the same period in 2017. The second quarter of fiscal 2018 and fiscal 2017 included $4.0 million and $9.0 million, respectively, of expense for costs related to the Separation. Excluding these costs, selling, general and administrative expenses increased $1.0 million, or 2%, largely due to incremental costs associated with being a stand-alone public company.

Interest Expense, Net

Interest expense, net was $27.4 million for the second quarter of fiscal 2018, an increase of $20.6 million compared with the same period in fiscal 2017. The increase in interest expense, net was the result of the debt incurred in connection with the Separation. For more information, see Note 11, Debt and Financing Obligations in the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report. For the period prior to the Separation, interest expense was included only for the legal entities that comprised Lamb Weston, and did not include any allocated interest expense from Conagra.

Income Taxes

Income tax expense for the second quarter of fiscal 2018 and 2017 was $41.5 million and $33.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 33% for the second quarter of fiscal 2018 and 27% for the second quarter of fiscal 2017. The lower rate in the second quarter of fiscal 2017 is primarily attributable to an increase in Separation-related costs determined to be deductible, as well as a discrete benefit from fiscal 2016 foreign taxes. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of U.S. state taxes, the domestic manufacturers’ deduction, foreign taxes and other permanent differences.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures in the U.S. and Europe and include our share of the earnings based on our economic ownership interest in them. Lamb Weston’s share of earnings from its equity method investments was $12.1 million and $6.2 million for the second quarter of fiscal 2018 and 2017, respectively. These amounts included a $2.7 million unrealized loss related to mark-to-market adjustments associated with currency hedging contracts in the current quarter, and a $0.7 million gain related to the contracts in the prior year period. Excluding these adjustments, earnings from equity method investments increased $9.3 million, largely due to favorable price/mix in the U.S. and Europe, as well as the benefit of lower raw potato costs in Europe. For more information about our joint ventures, see Note 8, Investments in Joint Ventures, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part, Item 1. Financial Statements” of this report.

Twenty-Six Weeks Ended November 26, 2017 compared to Twenty-Six Weeks Ended November 27, 2016

Net Sales and Product Contribution Margin

(dollars in millions)

	Twenty-Six Weeks Ended
	Net Sales			Product Contribution Margin
	November 26,	November 27,	% Inc	November 26,	November 27,	% Inc
	2017	2016	Inc/(Dec)	2017	2016	Inc/(Dec)
Global	$830.8	$811.8	2%	$162.9	$165.9	(2%)
Foodservice	552.2	510.9	8%	183.1	159.7	15%
Retail	194.0	186.1	4%	35.9	40.5	(11%)
Other	65.1	58.2	12%	15.0	2.8	NM
Total	$1,642.1	$1,567.0	5%	$396.9	$368.9	8%

Net Sales

Lamb Weston’s net sales for the first half of fiscal 2018 were $1,642.1 million, an increase of $75.1 million, or 5%, compared to the first half of fiscal 2017.

Global net sales increased $19.0 million, or 2%, to $830.8 million, compared with $811.8 million in the first half of fiscal 2017. Fiscal 2018 first half net sales reflect a 2% increase in price/mix associated with actions to increase prices across the customer base, as well as actions to improve customer and product mix. Sales volumes were flat, with volume growth in the U.S. largely driven by strategic customers offset by the elimination of less-profitable volume in North America and international as well as lower shipments to certain export markets.

Foodservice net sales increased $41.3 million, or 8%, to $552.2 million, compared with $510.9 million in the first half of fiscal 2017. Fiscal 2018 first half net sales reflect a 7% increase in price/mix, primarily reflecting the favorable carryover effect of pricing actions taken in fiscal 2017, pricing actions implemented in the current year, and improvement in customer and product mix. Additionally, fiscal 2018 first half net sales reflect a 1% increase in sales volume, driven by broad-based growth across the segment’s customer base.

Retail net sales increased $7.9 million, or 4%, to $194.0 million, compared with $186.1 million in the first half of fiscal 2017. Fiscal 2018 first half net sales reflect a 5% increase in sales volume, largely reflecting distribution gains of Grown in Idaho branded products and growth of Alexia branded, other branded and private label products. Price/mix declined 1%, with higher trade spending behind Grown in Idaho, partially offset by higher prices across our branded and private label products.

Net sales in our Other segment increased $6.9 million, or 12%, to $65.1 million, compared with $58.2 million in the first half of fiscal 2017. Compared with the first half of fiscal 2017, the increase in net sales primarily reflects improved sales volume and mix in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the first half of fiscal 2018 was $396.9 million, an increase of $28.0 million, or 8%, compared to the first half of fiscal 2017.

Global product contribution margin decreased $3.0 million, or 2%, to $162.9 million in the first half of fiscal 2018, with higher manufacturing and supply chain costs more than offsetting favorable price/mix. Global cost of sales was $666.2 million, up 4% as compared to the first half of fiscal 2017, primarily driven by inflation on commodity, manufacturing, transportation and warehousing costs, as well as higher depreciation expense and start-up costs associated with the new Richland production line. Advertising and promotion spending decreased in the first half of 2018 as compared to the first half of fiscal 2017.

Foodservice product contribution margin increased $23.4 million, or 15%, to $183.1 million in the first half of fiscal 2018, largely as a result of favorable price/mix. Cost of sales was $366.2 million, or 5% higher than in the first half of fiscal 2017, primarily driven by inflation on commodity, manufacturing, transportation and warehousing costs; higher depreciation expense and start-up costs associated with the new Richland production line; and an increase in sales volumes. Advertising and promotion spending decreased in the first half of fiscal 2018 as compared to the first half of fiscal 2017.

Retail product contribution margin decreased $4.6 million, or 11%, to $35.9 million, largely due to higher trade spending in support of distribution gains of Grown in Idaho branded products. Cost of sales was $150.0 million, up 9% as compared to the first half of fiscal 2017, primarily due to commodity, manufacturing transportation and warehousing cost inflation, as well as an increase in sales volumes. Advertising and promotion spending increased modestly in the first half of fiscal 2018 as compared to the first half of fiscal 2017, driven by marketing spend in support of Grown in Idaho.

Other product contribution margin increased $12.2 million to $15.0 million. The increase primarily relates to an expense in the prior year related to a recall of  some vegetable products that were produced by a third party, a change in mark-to-market adjustments of approximately $4 million associated with commodity contracts, and improved pricing in the vegetable business.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $0.5 million, or less than 1%, to $128.5 million in the first half of fiscal 2018 compared with the same period in 2017. The first half of fiscal 2018 and fiscal 2017 included $6.2 million and $18.7 million, respectively, of expense for costs related to the Separation. Excluding costs recorded in connection with the Separation, selling, general and administrative expenses increased $12.0 million, or 11%, largely due to incremental costs associated with being a stand-alone public company.

Interest Expense, Net

Interest expense, net was $52.6 million for the first half of fiscal 2018, an increase of $44.3 million compared with the same period in fiscal 2017. The increase in interest expense, net was the result of the debt incurred in connection with the Separation. For more information, see Note 11, Debt and Financing Obligations in the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report. For the period prior to the Separation, interest expense was included only for the legal entities that comprised Lamb Weston, and did not include any allocated interest expense from Conagra.

Income Taxes

Income tax expense for the first half of fiscal 2018 and 2017 was $85.6 million and $84.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 33% for both the first half of fiscal 2018 and 2017. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of U.S. state taxes, the domestic manufacturers’ deduction, foreign taxes and other permanent differences.

Equity Method Investment Earnings

Lamb Weston’s share of earnings from its equity method investments was $32.1 million and $16.8 million for the first half of fiscal 2018 and 2017, respectively. The increase was due to favorable price/mix in the U.S. and Europe, and the benefit of lower raw potato costs in Europe. The year-over-year increase in unrealized gains related to mark-to-

market adjustments associated with currency hedging contracts was insignificant. For more information about our joint ventures, see Note 8, Investments in Joint Ventures, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part, Item 1. Financial Statements” of this report.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At November 26, 2017, we had $71.1 million of cash and cash equivalents, which included $48.7 million and $35.1 million, respectively, of cash at our operations outside the United States, and $436.0 million of available borrowing capacity. Currently, our primary uses of cash are for operations, capital expenditures, dividends on our common stock and debt service. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payment of any dividends declared for at least the next twelve months.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Twenty-Six Weeks Ended
	November 26,	November 27,
	2017	2016	Inc (Dec)
Net cash flows provided by (used for):
Operating activities	$182.2	$162.4	$19.8
Investing activities	(155.7)	(125.8)	(29.9)
Financing activities	(15.9)	(2.8)	(13.1)
	10.6	33.8	(23.2)
Effect of exchange rate changes on cash and cash equivalents	3.4	(0.8)	4.2
Net increase (decrease) in cash and cash equivalents	$14.0	$33.0	$(19.0)

Operating Activities

In the first half of fiscal 2018, cash provided by operating activities increased $19.8 million to $182.2 million, compared with $162.4 million in the same period a year ago.  Compared with the first half of fiscal 2017, earnings from operations, adjusted for non-cash income and expense and other items, increased $36.1 million due primarily to favorable price/mix, volume, and an increase in earnings from our equity method investments. Changes in operating assets and liabilities used $16.3 million more cash in the first half of fiscal 2018, compared with 2017. The decrease in cash provided by changes in operating assets and liabilities was driven primarily by the timing of payments for accrued expenses relating to employee compensation and interest in fiscal 2018, as well as the build-up of raw product and finished goods inventories, largely due to the start-up of the Richland french fry production line.  These cash outflows were offset partially by the timing of payments for accounts payable.

Investing Activities

Investing activities used $155.7 million of cash in the first half of fiscal 2018, compared with $125.8 million in the same period in the prior year. The increase related primarily to our plant capacity expansions at our Boardman, Oregon and Richland, Washington facilities in fiscal 2018, compared with fiscal 2017. Cash used for capital expenditures is expected to be approximately $250 million for fiscal 2018, an increase of $25 million versus our previous estimate of $225 million. This increase primarily relates to costs associated with the initial phase of construction of a new production line at our Hermiston, Oregon facility announced on December 21, 2017.

Financing Activities

During the first half of fiscal 2018, cash used for financing activities totaled $15.9 million, compared with cash used for financing activities of $2.8 million during the same period a year ago. During the first half of fiscal 2018, financing activities primarily related to the payment of $54.8 million to stockholders for dividends and $19.3 million of debt payments, primarily under our term loan facility, offset partially by $66.1 million of short-term borrowings.

During the first half of fiscal 2017, cash used for financing activities primarily related to the Separation. In fiscal 2017, we issued $2,341.0 million of debt in connection with the Separation, of which $1,542.9 million of proceeds were distributed directly to Conagra (including $25.4 million that Conagra used to pay debt issuance costs) and are considered a noncash financing activity for Lamb Weston. We received $798.1 million of cash proceeds from the debt issuance. We used the $798.1 million of proceeds, together with borrowings on the revolving credit facility, to fund an $823.5 million cash payment to Conagra on the Separation Date. At November 27, 2016, we had $80.0 million of borrowings outstanding under the revolving credit facility. We paid $9.6 million of debt issuance costs and accrued another $2.3 million in our Condensed Combined and Consolidated Balance Sheet at November 27, 2016. Cash distributions to noncontrolling interests were $5.6 million in the first half of fiscal 2017, and we made $3.4 million of debt repayments.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 11, Debt and Financing Obligations of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I., Item 1. Financial Statements” of this report. At November 26, 2017, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
	2017	2016	2017	2016
Net income attributable to Lamb Weston Holdings, Inc.	$76.6	$87.2	$160.0	$166.8
Income attributable to noncontrolling interests	6.4	3.8	11.3	7.3
Equity method investment earnings	(12.1)	(6.2)	(32.1)	(16.8)
Interest expense, net	27.4	6.8	52.6	8.3
Income tax expense	41.5	33.9	85.6	84.9
Income from operations	139.8	125.5	277.4	250.5
Depreciation and amortization	34.5	26.4	64.3	51.8
Items impacting comparability (a)
Expenses related to the Separation	4.0	9.0	6.2	18.7
Adjusted EBITDA (b)	178.3	160.9	347.9	321.0

Unconsolidated Joint Ventures		—
Equity method investment earnings	12.1	6.2	32.1	16.8
Interest expense, income tax expense, and depreciation and amortization		—
included in equity method investment earnings	5.9	5.7	13.6	11.2
Add: EBITDA from unconsolidated joint ventures	18.0	11.9	45.7	28.0

Consolidated Joint Ventures
Income attributable to noncontrolling interests	(6.4)	(3.8)	(11.3)	(7.3)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	(1.0)	(0.9)	(2.0)	(1.8)
Subtract: EBITDA from consolidated joint ventures	(7.4)	(4.7)	(13.3)	(9.1)

Adjusted EBITDA including unconsolidated joint ventures	$188.9	$168.1	$380.3	$339.9

(a)

The thirteen weeks and twenty six weeks ended November 26, 2017, include $4.0 million and $6.2 million, respectively, of pre-tax expenses related to the Separation. The thirteen weeks and twenty six weeks ended November 27, 2016, include $9.0 million and $18.7 million, respectively, of Separation-related expenses.  In all periods, the expenses related primarily to professional fees and other employee-related costs.

(b)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the first half of fiscal 2018.

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

Based on our open commodity contract hedge positions as of November 26, 2017, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $3.2 million ($2.0 million net of income tax benefit). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At November 26, 2017, we had $1,688.1 million of fixed-rate and $744.6 million of variable-rate debt outstanding. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $7.5 million annually.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 26, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made during the thirteen weeks ended November 26, 2017:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares	Value of Maximum
	of Shares (or	Price Paid	Purchased as Part of	Number of Shares that
	units)	per Share	Publicly Announced	May Yet be Purchased
Period	Purchased (a)	(or unit)	Plans or Programs	Under the Program
August 28, 2017 through September 24, 2017	—	—	—	—
September 25, 2017 through October 22, 2017	1,616	50.00	—	—
October 23, 2017 through November 26, 2017	483	50.72	—	—
Total	2,099	$50.17	—	—

(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1

Amendment No. 2, dated as of December 1, 2017, to Credit Agreement, dated as of November 9, 2016, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent

10.2	Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan*

10.3	Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (post-September 2017)*

10.4	Form of Lamb Weston Holdings, Inc. Performance Share Agreement*

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.1

The following materials from Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Combined and Consolidated Statements of Earnings, (ii) the Condensed Combined and Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Combined and Consolidated Statements of Cash Flows, (v) Notes to Condensed Combined and Consolidated Financial Statements, and (vi) document and entity information.

*   Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT
ROBERT M. MCNUTT
Senior Vice President and Chief Financial Officer

Dated this 4th day of January, 2018.