Form 10-Q
period 2018-02-25
Lamb Weston Holdings, Inc.
filed 2018-04-05
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of March 28, 2018, the Registrant had 146,230,471 shares of common stock, par value $1.00 per share, outstanding.

Part I. FINANCIAL INFORMATION
Item 1	Financial Statements
	Unaudited Condensed Combined and Consolidated Statements of Earnings for the Thirteen and Thirty-Nine Weeks ended February 25, 2018 and February 26, 2017	3
	Unaudited Condensed Combined and Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks ended February 25, 2018 and February 26, 2017	4
	Unaudited Condensed Consolidated Balance Sheets as of February 25, 2018 and May 28, 2017	5
	Unaudited Condensed Combined and Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended February 25, 2018 and February 26, 2017	6
	Notes to Condensed Combined and Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4	Controls and Procedures	38
Part II. OTHER INFORMATION		38
Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3	Defaults Upon Senior Securities	39
Item 4	Mine Safety Disclosures	39
Item 5	Other Information	39
Item 6	Exhibits	40

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Earnings

(unaudited, dollars in millions, except per-share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 25,	February 26,	February 25,	February 26,
	2018	2017	2018	2017
Net sales	$863.4	$768.5	$2,505.5	$2,335.5
Cost of sales	619.5	561.5	1,855.7	1,749.0
Gross profit	243.9	207.0	649.8	586.5
Selling, general and administrative expenses	74.7	61.8	203.2	190.8
Income from operations	169.2	145.2	446.6	395.7
Interest expense, net	28.5	26.3	81.1	34.5
Income before income taxes and equity method earnings	140.7	118.9	365.5	361.2
Income tax expense	7.5	44.0	93.1	129.0
Equity method investment earnings	26.4	12.7	58.5	29.5
Net income	159.6	87.6	330.9	261.7
Less: Income attributable to noncontrolling interests	2.8	3.4	14.1	10.7
Net income attributable to Lamb Weston Holdings, Inc.	$156.8	$84.2	$316.8	$251.0
Earnings per share
Basic	$1.07	$0.57	$2.15	$1.71
Diluted	$1.06	$0.57	$2.14	$1.70
Dividends declared per common share	$0.19125	$0.18750	$0.56625	$0.18750

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	February 25, 2018			February 26, 2017
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$167.1	$(7.5)	$159.6	$131.6	$(44.0)	$87.6
Other comprehensive income (loss):
Unrealized currency translation gains	8.0	—	8.0	2.8	—	2.8
Comprehensive income (loss)	175.1	(7.5)	167.6	134.4	(44.0)	90.4
Less: Comprehensive income attributable to noncontrolling interests	2.8	—	2.8	3.4	—	3.4
Comprehensive income (loss) attributable to Lamb Weston	$172.3	$(7.5)	$164.8	$131.0	$(44.0)	$87.0

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	February 25, 2018			February 26, 2017
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$424.0	$(93.1)	$330.9	$390.7	$(129.0)	$261.7
Other comprehensive income (loss):
Reclassification of pension and post-retirement benefits out of accumulated other comprehensive income (loss)	(0.1)	—	(0.1)	—	—	—
Unrealized currency translation gains (losses)	22.8	—	22.8	(10.2)	—	(10.2)
Comprehensive income (loss)	446.7	(93.1)	353.6	380.5	(129.0)	251.5
Less: Comprehensive income attributable to noncontrolling interests	14.1	—	14.1	10.7	—	10.7
Comprehensive income (loss) attributable to Lamb Weston	$432.6	$(93.1)	$339.5	$369.8	$(129.0)	$240.8

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions except share data)

	February 25,	May 28,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$49.4	$57.1
Receivables, less allowance for doubtful accounts of $0.6 and $0.5	236.6	185.2
Inventories	630.5	525.0
Prepaid expenses and other current assets	81.7	90.9
Total current assets	998.2	858.2
Property, plant and equipment, net	1,356.8	1,271.2
Goodwill	135.7	133.0
Intangible assets, net	35.9	37.2
Equity method investments	217.4	178.6
Other assets	9.9	7.4
Total assets	$2,753.9	$2,485.6

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$31.6	$22.0
Current portion of long-term debt and financing obligations	39.3	37.9
Accounts payable	292.4	295.0
Accrued liabilities	216.0	200.5
Total current liabilities	579.3	555.4
Long-term liabilities:
Long-term debt, excluding current portion	2,344.4	2,365.0
Deferred income taxes	80.4	90.5
Other noncurrent liabilities	87.4	71.2
Total long-term liabilities	2,512.2	2,526.7
Commitments and contingencies
Redeemable noncontrolling interest	54.6	50.7
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,282,248 and 146,080,901 shares issued	146.3	146.1
Additional distributed capital	(904.1)	(904.8)
Retained earnings	354.5	121.0
Accumulated other comprehensive income (loss)	13.4	(9.3)
Treasury stock, at cost, 52,092 and 6,143 common shares	(2.3)	(0.2)
Total stockholders' deficit	(392.2)	(647.2)
Total liabilities and stockholders’ equity	$2,753.9	$2,485.6

See Notes to Condensed Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Combined and Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirty-Nine Weeks Ended
	February 25,	February 26,
	2018	2017
Cash flows from operating activities
Net income	$330.9	$261.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	104.1	79.6
Stock-based compensation expense	15.1	9.8
Earnings of joint ventures in excess of distributions	(22.0)	(7.3)
Deferred income taxes	(16.0)	(6.6)
Other	(7.5)	3.1
Changes in operating assets and liabilities:
Receivables	(51.4)	(31.7)
Inventories	(105.4)	(73.5)
Income taxes payable/receivable, net	38.0	—
Prepaid expenses and other current assets	(11.5)	(24.3)
Accounts payable	31.6	17.9
Accrued liabilities	4.3	25.4
Net cash provided by operating activities	$310.2	$254.1
Cash flows from investing activities
Additions to property, plant and equipment	(204.4)	(204.5)
Proceeds from sale of assets	0.1	2.0
Additions to other long-term assets	(2.5)	—
Net cash used for investing activities	$(206.8)	$(202.5)
Cash flows from financing activities
Proceeds from short-term borrowings, net	9.4	67.3
Proceeds from issuance of debt	—	798.1
Debt repayments	(29.9)	(4.7)
Net transfers to Conagra	—	(38.8)
Dividends paid	(82.2)	(27.4)
Cash distributions paid to Conagra at Separation	—	(823.5)
Payments of debt issuance costs	—	(12.3)
Cash distributions paid to noncontrolling interest	(12.4)	(9.0)
Other	(1.3)	0.2
Net cash used for financing activities	$(116.4)	$(50.1)
Effect of exchange rate changes on cash and cash equivalents	5.3	(0.4)
Net increase (decrease) in cash and cash equivalents	(7.7)	1.1
Cash and cash equivalents, beginning of the period	57.1	36.4
Cash and cash equivalents, end of period	$49.4	$37.5

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

Basis of Presentation

The unaudited quarterly Condensed Combined and Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and thirty-nine weeks ended February 25, 2018 and February 26, 2017, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May. In addition, the financial statements for periods prior to the Separation may not reflect what our results of operations would have been had we operated as a separate stand-alone company and may not be indicative of our future results of operations. These quarterly financial statements and notes should be read together with the combined and consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 25, 2017.

Our condensed combined and consolidated financial statements include the accounts of Lamb Weston and all of its majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we are the primary beneficiary are included in our combined and consolidated financial statements from the date such determination was made. Intercompany investments, accounts, and transactions have been eliminated.

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

As further described in Note 3, prior to the Separation Date, Lamb Weston engaged in various intercompany transactions with Conagra and its affiliates, including the sale and purchase of certain products, the procurement of certain materials and services, cash transfers related to Conagra’s centralized cash management process and expense allocations. Changes in parent companies’ equity investment arising from these cash transactions are presented as “Net transfers to Conagra” in financing activities in the Condensed Combined and Consolidated Statements of Cash Flows as of February 26, 2017, notwithstanding that advances from parent companies were utilized to fund Lamb Weston’s working capital requirements.

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

In February 2016, the FASB issued FASB Accounting Standard Codification (“ASC”) Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as assets and obligations. We will adopt this standard on May 27, 2019, the beginning of our fiscal year 2020. The standard is to be applied under the modified retrospective method, unless the FASB ratifies its proposal to allow a practical expedient to change the date of initial application to the effective date, without adjusting comparative periods presented. We expect the adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases. We are currently implementing process changes in order to comply with the measurement and disclosure requirements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was issued to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue, and cash flows arising from contracts with customers. Our assessment has identified a change in revenue recognition timing for sales of customer-specific branded potato products. Specifically, under the new standard, we expect to recognize revenue when an enforceable right to payment arises, which for sales of our customer-specific branded products, is prior to recognition based on shipping terms under current GAAP. We expect revenue related to sales of Lamb Weston branded products to remain substantially unchanged. As part of our adoption, we are identifying and preparing to implement changes to our accounting policies and practices, business processes, and controls to support the new requirements for revenue recognition and disclosure. We will adopt this ASU beginning May 28, 2018, using the modified retrospective transition method and we do not expect the net impact of the standard to have a material impact on our consolidated financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 25,	February 26,	February 25,	February 26,
	2018	2017	2018	2017
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$156.8	$84.2	$316.8	$251.0
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.9	0.7	2.2	1.6
Net income available to Lamb Weston common stockholders	$155.9	$83.5	$314.6	$249.4

Denominator (a):
Basic weighted average common shares outstanding	146.3	146.1	146.3	146.1
Add: Dilutive effect of employee incentive plans (b)	0.8	0.4	0.6	0.4
Diluted weighted average common shares outstanding	147.1	146.5	146.9	146.5

Earnings per share
Basic	$1.07	$0.57	$2.15	$1.71
Diluted	$1.06	$0.57	$2.14	$1.70

(a)

For the periods prior to Separation, earnings per share was calculated based on approximately 146 million shares of Lamb Weston common stock that were distributed to Conagra stockholders on November 9, 2016.

(b)

Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of February 25, 2018, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. Lamb Weston had no share-based awards outstanding prior to the Separation.

3.    RELATED PARTY TRANSACTIONS

Prior to the Separation, our business was included in the Commercial Foods segment of Conagra. As a result, our transactions with Conagra were considered related party transactions. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements that governed our relationships with Conagra following the Separation, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement. Under the transition services agreement, Conagra provided a number of corporate staff services to us based on direct and indirect costs associated with rendering those services. These services included information technology, accounting, and human resource services. The thirteen weeks ended February 25, 2018 and February 26, 2017, include $0.2 million and $2.2 million, respectively, of expenses related to the transition services agreement. The thirty-nine weeks ended February 25, 2018 and February 26, 2017, include $2.4 million and $2.6 million, respectively, of expenses related to the transition services agreement. In February 2018, we concluded our transition services agreement with Conagra.

Prior to the Separation Date, Conagra allocated certain selling, general and administrative costs to Lamb Weston based on specific metrics correlated with the cost of services it provided or costs incurred on behalf of the Company (e.g., employee headcount, net sales, and square footage of office space). Allocations based upon these metrics resulted in $7.7 million for the thirty-nine weeks ended February 26, 2017 of selling, general and administrative costs allocated to Lamb Weston. Beginning in fiscal 2017, certain departmental charges, which were previously allocated, were directly absorbed by Lamb Weston.

The above allocations were consistent with historical allocations for Lamb Weston; however, Conagra did not historically allocate certain other corporate costs to its various segments. For any remaining indirect corporate costs that supported Lamb Weston, Conagra allocated additional selling, general and administrative costs using an equal weighting between Lamb Weston product contribution margin (net sales less cost of sales and advertising and promotion expenses) and Lamb Weston total assets relative to consolidated Conagra product contribution margin and total assets. Allocations of indirect corporate costs were $17.3 million for the thirty-nine weeks ended February 26, 2017 of selling, general and administrative costs. Lamb Weston considers such allocations to have been made on a reasonable basis. The allocations discussed above ceased after the Separation Date.

For the period up to the Separation Date, our Condensed Combined and Consolidated Statement of Earnings for thirty-nine weeks ended February 26, 2017, includes only the interest expense of the legal entities of Lamb Weston, and does not include any allocated interest expense or third-party debt of Conagra. See Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K for a discussion of indebtedness incurred in connection with the Separation.

Included in net sales are sales to Conagra of $8.4 million for the thirty-nine weeks ended February 26, 2017. The related cost of sales were $3.4 million for the thirty-nine weeks ended February 26, 2017. Lamb Weston also made purchases from Conagra of $7.9 million during the thirty-nine weeks, ended February 26, 2017.

4.    INCOME TAXES

Income tax expense for the thirteen weeks ended February 25, 2018 and February 26, 2017, was $7.5 million and $44.0 million, respectively, and for the thirty-nine weeks ended February 25, 2018 and February 26, 2017, was $93.1 million and $129.0 million, respectively. Income tax expense decreased in fiscal 2018 due to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. Notably, the Tax Act reduces the U.S. corporate tax rate from 35% to 21%, limits the tax deductibility of interest, includes substantial changes to the taxation of foreign earnings, provides for immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits.

The Tax Act provided approximately $47 million, or $0.31 per diluted share, of income tax benefits during the thirteen and thirty-nine weeks ended February 25, 2018, as follows (dollars in millions, except per share amounts):

	Income
	Tax	Diluted
	Benefit	EPS
Discrete items, net (a)	$24	$0.16

Benefit from lower tax rate (b)
Benefit related to earnings reported in first half of fiscal 2018	14	0.09
Benefit related to third quarter fiscal 2018 earnings	9	0.06
	23	0.15
Impact of Tax Act	$47	$0.31

(a)

Includes a provisional $24.0 million, or $0.16 per diluted share, net discrete benefit, comprised of a $38.7 million benefit from the estimated impact of remeasuring our net U.S. deferred tax liabilities on our balance sheet at a lower tax rate, partially offset by a $14.7 million transition tax on our previously untaxed foreign earnings, which is payable over eight years. Our analysis of these items is not complete. We will complete the accounting for these items during the measurement period allowed by Staff Accounting Bulletin (“SAB”) No. 118, which will not exceed one year from the enactment date of the Tax Act.

(b)

We are required to record the effect of changes in enacted tax laws or rates in the interim period in which the change occurs. Accordingly, we recorded an approximate $23 million, or $0.15 per diluted share, benefit from a lower tax rate, in the third quarter. Approximately $14 million of the benefit is attributable to the earnings reported in the first half of fiscal 2018.

Since our fiscal year-end is the last Sunday in May, the impact of the lower U.S. corporate income tax rate is phased in, resulting in a U.S. statutory federal tax rate of approximately 29% for the fiscal year ending May 27, 2018, and a 21% U.S. statutory federal rate for fiscal years thereafter. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 4.5% and 33.4% for the thirteen weeks ended February 25, 2018 and February 26, 2017, and 21.9% and 33.0% for the thirty-nine weeks ended February 25, 2018 and February 26, 2017, respectively, in our Condensed Combined and Consolidated Statements of Earnings. The effective tax rate for the thirteen and thirty-nine weeks ended February 25, 2018, excluding the $24.0 million of discrete items, was 18.9% and 27.6%, respectively. We are estimating an effective tax rate, excluding discrete items, of approximately 28% for the fiscal 2018 full year.

We have maintained our indefinite reinvestment assertion for non-U.S. subsidiary earnings but will continue to evaluate this assertion. We have not recorded a deferred tax liability attributable to these foreign earnings at this time.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our current estimates, possibly materially, due to among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to our estimates used to calculate the transition impacts. We will continue to refine these provisional amounts within the measurement period allowed by SAB No. 118, which will not exceed one year from the enactment date.

Income Taxes Paid

Income taxes paid, net of refunds, were $72.4 million and $134.4 million in the thirty-nine weeks ended February 25, 2018 and February 26, 2017, respectively. We expect the Tax Act to decrease fiscal 2018 cash tax payments by approximately $20 million.

Prior to the Separation

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

Unrecognized Tax Benefits

There have been no material changes to the unrecognized tax benefits disclosed in Note 4, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K, and we do not expect any significant changes to unrecognized tax benefits in the next 12 months.

5.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	February 25,	May 28,
	2018	2017
Raw materials and packaging	$148.7	$84.5
Finished goods	450.1	409.7
Supplies and other	31.7	30.8
Inventories	$630.5	$525.0

6.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant, and equipment were as follows (dollars in millions):

	February 25,	May 28,
	2018	2017
Land and land improvements	$139.8	$139.8
Buildings, machinery, and equipment	2,162.8	1,917.7
Furniture, fixtures, office equipment, and other	79.4	62.6
Construction in progress	105.6	229.4
Property, plant and equipment, at cost	2,487.6	2,349.5
Less accumulated depreciation	(1,130.8)	(1,078.3)
Property, plant and equipment, net	$1,356.8	$1,271.2

Depreciation expense was $35.8 million and $25.8 million for the thirteen weeks ended February 25, 2018 and February 26, 2017, respectively; and $98.9 million and $76.4 million for the thirty-nine weeks ended February 25, 2018 and February 26, 2017, respectively. At February 25, 2018 and May 28, 2017, purchases of property, plant and equipment included in accounts payable were $26.1 million and $60.4 million, respectively.

The amounts of interest capitalized in construction in progress for the thirteen weeks ended February 25, 2018 and February 26, 2017, were $0.5 million and $1.3 million, respectively, and $3.4 million and $3.2 million for the thirty-nine weeks ended February 25, 2018 and February 26, 2017, respectively.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 28, 2017	$74.8	$42.8	$10.9	$4.5	$133.0
Foreign currency translation adjustment	2.7	—	—	—	2.7
Balance at February 25, 2018	$77.5	$42.8	$10.9	$4.5	$135.7

Other identifiable intangible assets were as follows (dollars in millions):

	February 25, 2018			May 28, 2017
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	14	35.2	17.3	14	34.9	15.7
		$53.2	$17.3		$52.9	$15.7

(a)	Non-amortizing intangible assets are comprised of brands and trademarks.

(b)

Amortizing intangible assets are principally composed of customer relationships, licensing arrangements, and intellectual property. During the thirteen weeks ended February 25, 2018 and February 26, 2017, amortization expense was $0.6 million and $0.5 million, respectively. During both the thirty-nine weeks ended February 25, 2018 and February 26, 2017, amortization expense was $1.8 million.

Total intangible assets, net of amortization, excluding goodwill, as of February 25, 2018 and May 28, 2017, were $35.9 million and $37.2 million, respectively. Foreign intangible assets are affected by foreign currency translation.

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

Lamb Weston and Lamb Weston BSW purchase potatoes from a shareholder of Ochoa. The aggregate amounts of such purchases were $12.1 million and $12.7 million for the thirteen weeks ended February 25, 2018 and February 26, 2017, respectively, and $41.4 million and $49.3 million for the thirty-nine weeks ended February 25, 2018 and February 26, 2017, respectively. Additionally, Lamb Weston and Lamb Weston BSW utilize storage facilities and water treatment services from a shareholder of Ochoa. The aggregate amounts of such costs were $1.2 million for both the thirteen weeks ended February 25, 2018 and February 26, 2017; and $3.8 million and $3.6 million for the thirty-nine weeks ended February 25, 2018 and February 26, 2017, respectively.

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

	February 25,	May 28,
	2018	2017
Cash and equivalents	$19.1	$10.9
Receivables, less allowance for doubtful accounts (a)	0.3	0.1
Inventories	2.0	1.9
Prepaid expenses and other current assets	0.5	0.4
Property, plant and equipment, net	48.2	49.4
Goodwill	18.8	18.8
Intangible assets, net	3.9	4.5
Total assets	$92.8	$86.0
Current portion of long-term debt	$1.6	$1.5
Accounts payable	13.3	11.6
Accrued liabilities	0.5	2.0
Long-term debt, excluding current portion	26.4	28.0
Total liabilities	$41.8	$43.1
Redeemable noncontrolling interest (b)	$54.6	$50.7

(a)	As of February 25, 2018 and May 28, 2017, affiliate receivables of $18.3 million and $24.0 million, respectively, are not included above as they are eliminated in consolidation.

(b)	Represents the amount that our joint venture partner, Ochoa, had the right to put its equity interest to Lamb Weston on February 25, 2018 and May 28, 2017.

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

Variable Interest Entity - Not Consolidated

We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. We provide all sales and marketing services to Lamb Weston RDO, and we receive a fee for these services based on a percentage of the net sales of the venture. The fees received were $3.6 million and $3.3 million for the thirteen weeks ended February 25, 2018 and February 26, 2017, respectively, and $10.5 million and $10.2 million for the thirty-nine weeks ended February 25, 2018 and February 26, 2017, respectively. These fees are recorded as a reduction to selling, general, and administrative expense. Our ownership interest in this venture is included in “Equity method investments” in the Condensed Consolidated Balance Sheets. The balance of Lamb Weston’s investment was $17.3 million and $17.2 million at February 25, 2018 and May 28, 2017, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $34.6 million and $34.4 million as of February 25, 2018 and May 28, 2017, respectively; and term borrowings from banks of $51.8 million and $59.3 million as of February 25, 2018 and May 28, 2017, respectively.

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

Transactions with Joint Ventures

The carrying value of our equity method investments, which include Lamb Weston RDO and Lamb-Weston/Meijer, at February 25, 2018 and May 28, 2017, was $217.4 million and $178.6 million, respectively. These amounts are included in “Equity method investments” in our Condensed Consolidated Balance Sheets. For the thirteen weeks ended February 25, 2018 and February 26, 2017, we had sales and payments to our equity method investments of $7.9 million and $2.6 million, respectively, and $6.1 million and $2.0 million, respectively; and for the thirty-nine weeks ended February 25, 2018 and February 26, 2017, we had sales and payments to our equity method investments of $19.0 million and $8.2 million, respectively, and $20.8 million and $8.7 million, respectively. Total dividends from our equity method investments were $13.7 million and $8.2 million for the thirteen weeks ended February 25, 2018 and February 26, 2017, respectively; and $36.5 million and $22.1 million for the thirty-nine weeks ended February 25, 2018 and February 26, 2017, respectively.

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

For the period after the Separation Date, the components of net periodic benefit cost for our pension plan was as follows (dollars in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 25,	February 26,	February 25,	February 26,
	2018	2017	2018	2017
Service cost	$1.9	$2.0	$5.8	$2.4
Interest cost	0.1	0.1	0.3	0.1
Expected return on plan assets	(0.1)	—	(0.3)	—
Net periodic benefit cost	$1.9	$2.1	$5.8	$2.5

Components of net periodic benefit cost for our post-retirement benefits were insignificant in all periods presented.

We will make pension plan contributions sufficient to fund our actuarially determined requirements, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. We may also elect to make additional voluntary contributions. During the thirteen and thirty-nine weeks ended February 25, 2018, we made $1.7 million of contributions to our qualified plan, equal to our 2018 minimum contribution requirements. In March 2018, we contributed an additional $12.0 million to our qualified plan.

Pension Cost Financial Statement Presentation

Allocated pension costs (benefits) incurred by Conagra prior to November 9, 2016 and pension costs recognized after the Separation Date are included in the Condensed Combined and Consolidated Statements of Earnings as follows (dollars in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 25,	February 26,	February 25,	February 26,
	2018	2017	2018	2017
Cost of sales (a)	$1.9	$2.1	$5.8	$7.5
Selling, general and administrative expenses (a)	—	—	—	(5.5)
Total	$1.9	$2.1	$5.8	$2.0

(a)

Pension service costs are allocated to operations as reflected in cost of sales above. Expected returns on pension assets and interest costs are reflected in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Earnings.

10.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	February 25,	May 28,
	2018	2017
Compensation and benefits	$68.2	$80.1
Accrued trade promotions	43.2	40.5
Accrued interest	30.0	10.2
Dividends payable	28.0	27.4
Income taxes payable	10.6	4.7
Franchise, property, and sales and use taxes	9.0	9.8
Other	27.0	27.8
Accrued liabilities	$216.0	$200.5

11.   DEBT AND FINANCING OBLIGATIONS

At February 25, 2018 and May 28, 2017, our debt, including financing obligations was as follows (dollars in millions):

	February 25,	May 28,
	2018	2017
Short-term borrowings:
Revolving credit facility	$8.8	$4.5
Other credit facilities	22.8	17.5
	31.6	22.0
Long-term debt:
Term loan facility, due 2021	641.3	666.6
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
LIBOR plus a margin (1.90% to 2.30%) and 4.34%, installment notes due on various dates through June 2031	28.0	29.5
	2,335.3	2,362.1
Financing obligations:
4.35% lease financing obligation due May 2030	67.2	68.2
2.00% to 3.32% lease financing obligations due on various dates through 2040	12.9	7.7
	80.1	75.9

Total debt and financing obligations	2,447.0	2,460.0
Debt issuance costs	(31.7)	(35.1)
Short-term borrowings	(31.6)	(22.0)
Current portion of long-term debt and financing obligations	(39.3)	(37.9)
Long-term debt, excluding current portion	$2,344.4	$2,365.0

At February 25, 2018, we had $8.8 million of borrowings outstanding under our Revolving Credit Facility (the “Facility”). At February 25, 2018, we had $487.8 million of availability under the Facility, which is net of outstanding letters of credit of $3.4 million. For the thirty-nine weeks ended February 25, 2018, borrowings under the Facility ranged from $0.0 million to $152.8 million and the weighted average interest rate for our outstanding borrowings under the Facility was 3.3%.

For the thirty-nine weeks ended February 25, 2018, we paid $58.2 million of interest on debt. During the thirty-nine weeks ended February 26, 2017, we paid $4.2 million of interest on debt, after the Separation.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

12.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan (“Stock Plan”). Under the Stock Plan, we may grant eligible employees and non-employee directors awards of stock options, cash, and stock-settled restricted stock units (“RSUs”), restricted stock awards, other awards based on our common stock, and performance-based long-term incentive awards (“Performance Shares”). At February 25, 2018, we had 10.0 million shares authorized under the Stock Plan, and 7.9 million shares were available for future grant.

The weighted average Black-Scholes assumptions for stock options granted during the thirty-nine weeks ended February 25, 2018 were:

Expected volatility (%) (a)	23.27
Dividend yield (%)	1.71
Risk-free interest rate (%)	1.51
Expected life of stock option (years)	4.4

(a)	Because our equity shares have been traded for a relatively short period of time, we based our expected volatility assumptions on the volatility of related industry stocks.

The following table summarizes stock option activity for the thirty-nine weeks ended February 25, 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value (a)
	Shares	(per share)	Term (Years)	(in millions)
Outstanding at May 28, 2017	720,827	25.90
Granted	56,496	43.82
Exercised	(45,234)	19.10
Forfeited/cancelled	—	—
Outstanding at February 25, 2018	732,089	$27.70	7.1	$19.8

Exercisable at February 25, 2018	505,229	$24.74	6.4	$15.1

(a)

The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2018 third quarter, or February 23, 2018, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the quarter. The amount changes based on the fair market value of our stock.

The following table summarizes RSU and Performance Share activity for the thirty-nine weeks ended February 25, 2018:

	Stock-Settled		Cash-Settled		Performance Shares
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 28, 2017	489,604	$26.92	462,612	$25.33	57,690	$25.84
Granted (a)	286,320	44.81	—	—	125,002	43.85
Performance condition adjustment (b)	—	—	—	—	(818)	19.70
Vested (c)	(139,637)	22.40	(169,335)	19.76	(15,228)	19.70
Forfeited/expired/cancelled	(456)	43.82	(3,198)	27.75	—	—
Outstanding at February 25, 2018	635,831	$35.95	290,079	$28.55	166,646	$39.94

(a)	Granted represents new grants and dividend equivalents accrued.

(b)	Amount represents adjustment for performance results attained on Performance Shares during the thirty-nine weeks ended February 25, 2018.

(c)

The aggregate fair value of awards that vested during the thirty-nine weeks ended February 25, 2018 was $14.5 million, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 25,	February 26,	February 25,	February 26,
	2018	2017	2018	2017
Stock options	$0.1	$0.1	$1.1	$0.4
Stock-settled RSUs	2.0	1.0	6.4	2.7
Cash-settled RSUs (a)	1.3	0.3	5.0	0.3
Performance Shares	1.5	3.1	2.6	6.4
Total compensation expense	4.9	4.5	15.1	9.8
Income tax benefit (b)	(1.4)	(1.7)	(5.2)	(3.6)
Total compensation expense, net of tax benefit	$3.5	$2.8	$9.9	$6.2

(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Condensed Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at February 25, 2018, total unrecognized compensation expense related to share-based payments was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock options	$0.5	1.1
Stock-settled RSUs	13.4	2.1
Cash-settled RSUs	4.4	1.1
Performance Shares	10.3	2.3
Total unrecognized stock-based compensation expense	$28.6	2.0

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 25, 2018 and May 28, 2017 (dollars in millions):

	As of February 25, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	1.0	—	1.0
Total assets	0.5	1.0	—	1.5
Liabilities:
Derivative liabilities (a)	—	1.0	—	1.0
Deferred compensation liabilities (b)	—	12.0	—	12.0
Total liabilities	$—	$13.0	$—	$13.0

	As of May 28, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.6	$—	$—	$0.6
Total assets	0.6	—	—	0.6
Liabilities:
Derivative liabilities (a)	—	2.4	—	2.4
Deferred compensation liabilities (b)	—	8.8	—	8.8
Total liabilities	$—	$11.2	$—	$11.2

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

Certain assets and liabilities, including long-lived assets, intangible assets, goodwill, asset retirement obligations, pensions, and cost and equity investments are measured at fair value on a non-recurring basis.

At February 25, 2018, we had $1,687.5 million of fixed-rate and $679.3 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at February 25, 2018, was estimated to be $1,702.1 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

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

The following table presents the fair value of derivatives at February 25, 2018 and May 28, 2017 (dollars in millions) in our Condensed Consolidated Balance Sheets:

	February 25, 2018
			Net Amounts
	Gross Amounts	Gross Amounts Offset	Presented in the
Derivative subject to master netting arrangements	Recognized	in the Balance Sheet	Balance Sheet
Assets:
Commodity contracts	$1.0	$—	$1.0
Prepaid expenses and other current assets	$1.0	$—	$1.0
Liabilities:
Commodity contracts	$2.4	$1.4	$1.0
Accrued liabilities	$2.4	$1.4	$1.0

	May 28, 2017
			Net Amounts
	Gross Amounts	Gross Amounts Offset	Presented in the
Derivative subject to master netting arrangements	Recognized	in the Balance Sheet	Balance Sheet
Liabilities:
Commodity contracts	$3.8	$1.4	$2.4
Accrued liabilities	$3.8	$1.4	$2.4

The location and amount of gains (losses) from derivatives in our Condensed Combined and Consolidated Statements of Earnings were as follows (dollars in millions):

		Amount of Loss Recognized on
		Derivatives in Condensed Combined
		and Consolidated Statement of Earnings
	Location in Condensed Combined and	for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging	Consolidated Statement of Earnings of Loss	February 25,	February 26,
Instruments	Recognized on Derivatives	2018	2017
Commodity contracts	Cost of sales	$(1.2)	$(1.9)
Total loss from derivative instruments not designed as hedging instruments		$(1.2)	$(1.9)

		Amount of Gain (Loss) Recognized on
		Derivatives in Condensed Combined
		and Consolidated Statement of Earnings
	Location in Condensed Combined and	for the Thirty-Nine Weeks Ended
Derivatives Not Designated as Hedging	Consolidated Statement of Earnings of Gain	February 25,	February 26,
Instruments	(Loss) Recognized on Derivatives	2018	2017
Commodity contracts	Cost of sales	$1.3	$(2.0)
Foreign exchange contracts	Selling, general and administrative expenses	—	(0.1)
Total gain (loss) from derivative instruments not designed as hedging instruments		$1.3	$(2.1)

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

The following table presents the net derivative gains (losses) from commodity contracts under this methodology:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 25,	February 26,	February 25,	February 26,
	2018	2017	2018	2017
Net derivative gains (losses) incurred	$(1.2)	$(1.9)	$1.3	$(2.1)
Less: Net derivative gains (losses) allocated to reportable segments	(0.3)	—	(0.9)	0.6
Net derivative gains (losses) recognized in our Other segment	$(0.9)	$(1.9)	$2.2	$(2.7)

Open Commodity Contracts

As of February 25, 2018, our open commodity contracts had a gross notional value (defined as notional quantity times market value per notional quantity unit) of $62.3 million and $80.1 million for purchase and sales contracts, respectively. As of May 28, 2017, our open commodity contracts had a gross notional value of $56.0 million and $88.6 million for purchase and sales contracts, respectively.

15.   STOCKHOLDERS’ EQUITY

In connection with the Separation, we amended and restated our certificate of incorporation to authorize 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 146,282,248 shares of common stock issued and outstanding as of February 25, 2018. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding on February 25, 2018.

Dividends

During the thirty-nine weeks of fiscal 2018, we paid $82.2 million of dividends to stockholders.

On March 22, 2018, our Board of Directors declared a dividend of $0.19125 per share of common stock. The dividend will be paid on June 1, 2018 to stockholders of record as of the close of business on May 4, 2018.

On December 21, 2017, our Board of Directors declared a dividend of $0.19125 per share of common stock. The dividend was paid on March 2, 2018 to stockholders of record as of the close of business on February 2, 2018.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income includes net income, currency translation adjustments, and changes in prior service cost and net actuarial gains (losses) from pension and post-retirement plans. We generally deem our foreign investments to be indefinite in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to the U.S. dollar. If we determine that a foreign investment, as well as undistributed earnings, are no longer indefinite in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax (except for currency translation adjustments) (dollars in millions):

	Foreign
	Currency	Pension and
	Translation	Post-Retirement
	Gains (Losses)	Benefits	Total
Balance as of May 28, 2017	$(10.3)	$1.0	$(9.3)
Other comprehensive income before reclassifications, net of tax	22.8	—	22.8
Amounts reclassified out of AOCI, net of tax	—	(0.1)	(0.1)
Net current-period other comprehensive income	22.8	(0.1)	22.7
Balance as of February 25, 2018	$12.5	$0.9	$13.4

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 25,	February 26,	February 25,	February 26,
(in millions)	2018	2017	2018	2017
Net sales:
Global	$448.7	$391.6	$1,279.5	$1,203.4
Foodservice	253.5	242.2	805.8	753.0
Retail	130.2	99.7	324.2	285.8
Other	31.0	35.0	96.0	93.3
Total net sales	863.4	768.5	2,505.5	2,335.5
Product contribution margin (a):
Global	114.8	93.2	277.7	259.1
Foodservice	90.0	84.1	273.1	243.8
Retail	30.5	23.1	66.3	63.6
Other	0.9	2.2	16.0	5.0
Total product contribution margin	236.2	202.6	633.1	571.5
Other selling, general and administrative expenses (a) (b)	67.0	57.4	186.5	175.8
Income from operations	169.2	145.2	446.6	395.7
Interest expense, net	28.5	26.3	81.1	34.5
Income tax expense (c)	7.5	44.0	93.1	129.0
Equity method investment earnings	26.4	12.7	58.5	29.5
Net income	159.6	87.6	330.9	261.7
Less: Income attributable to noncontrolling interests	2.8	3.4	14.1	10.7
Net income attributable to Lamb Weston Holdings, Inc.	$156.8	$84.2	$316.8	$251.0

(a)

Product contribution margin is defined as net sales, less cost of sales and advertising and promotion expenses. Other selling, general and administrative expenses include all selling, general and administrative expenses other than advertising and promotion expenses.

(b)

The thirteen and thirty-nine weeks ended February 25, 2018, include $1.7 million and $7.9 million, respectively, of pre-tax expenses related to the Separation. The thirteen and thirty-nine weeks ended February 26, 2017, include $5.1 million and $23.8 million, respectively, of Separation-related expenses.  In all periods, the expenses related primarily to professional fees and other employee-related costs.

(c)

The Tax Act decreased income tax expense by approximately $47 million. This decrease includes a provisional $24.0 million net discrete benefit which consists of a $38.7 million benefit from the re-measurement of our net U.S. deferred tax liabilities using the new U.S. statutory tax rate, partially offset by a $14.7 million transition tax on our previously untaxed foreign earnings. In addition, the decrease in income tax expense includes an approximate $23 million tax benefit related to the lower U.S. corporate tax rate. We will continue to refine these amounts within the measurement period allowed by SAB No.118, which will not exceed one year from the enactment date of the Tax Act.

Assets by Segment

The manufacturing assets of Lamb Weston are shared across all reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.

Other Information

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10% and 11% of consolidated “Net sales” for the thirteen weeks ended February 25, 2018 and February 26, 2017, respectively, and approximately 11% of consolidated “Net sales” for both the thirty-nine weeks ended February 25, 2018 and February 26, 2017.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as “MD&A,” contains forward-looking statements within the meaning of the federal securities laws. Words such as “continue,” “expect,” “believe,” “will,” “plan,” “invest,” “grow,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, dividends, taxes, and business outlook and prospects. These forward-looking statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategies; the competitive environment and related conditions in the markets in which we operate; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruption of our access to export mechanisms; our ability to complete proposed acquisitions or integrate acquired businesses or execute on large capital projects; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; the impact of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), including the effect on net deferred tax liabilities and the discrete transition tax on unremitted foreign earnings; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 (the “Form 10-K”), which we filed with the SEC on July 25, 2017.

Overview

Lamb Weston, along with our joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products. We, along with our joint venture partners, are the number one supplier of value-added frozen potato products in North America—the largest market for frozen potato products in the world. We, along with our joint venture partners, are also a leading supplier of value-added frozen potato products internationally, with a strong and growing presence in high-growth emerging markets, and offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent the majority of our valued-added frozen potato product portfolio.

On November 9, 2016, Lamb Weston separated from Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra”) and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of the outstanding common stock of Lamb Weston to Conagra stockholders (the “Separation”). Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “Lamb Weston” refer to Lamb Weston Holdings, Inc. and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to the Separation, the combined and consolidated entities of the Lamb Weston business of Conagra and certain other assets and liabilities that had been historically held at the Conagra corporate level, but were specifically identifiable and attributable to the Lamb Weston business.

Management’s discussion and analysis of our results of operations and financial condition is provided as a supplement to the condensed combined and consolidated financial statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS) that is prepared using non-GAAP measures. Refer to “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definitions of Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to net income or diluted earnings per share.

Lamb Weston’s management uses Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS to evaluate the Company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. The Company includes these non-GAAP financial measures because management believes they are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when read in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS should not be considered a substitute for net income, diluted earnings per share, or cash flow from operations.

Executive Summary

In the third quarter of fiscal 2018:

•

Net sales increased $94.9 million, or 12%, to $863.4 million, compared with the third quarter of fiscal 2017. Price/mix increased 7% due to pricing actions and favorable product and customer mix. Volume increased 5%, led by growth in our Global and Retail segments.

•

Net income attributable to Lamb Weston increased $72.6 million, or 86%, to $156.8 million, and diluted earnings per share increased $0.49 to $1.06. The increase was driven by lower income tax expense related to the Tax Act; net sales growth, partially offset by higher production costs and selling, general and administrative expenses; higher equity method investment earnings; and lower expenses related to the Separation.

•

Excluding approximately $47 million of income tax benefits from U.S. tax reform and $1.7 million ($1.2 million after taxes) and $5.1 million ($3.2 million after taxes) of costs related to the Separation in the third quarter of fiscal 2018 and 2017, respectively, net income attributable to Lamb Weston increased approximately $24 million to $134.0 million.

•

Adjusted Diluted EPS increased $0.32 to $0.91. Approximately $0.15 of the increase was driven by a lower U.S. corporate tax rate as a result of the Tax Act, including an approximate $0.09 benefit related to earnings reported in the first half of fiscal 2018 and a $0.06 benefit related to third quarter fiscal 2018 earnings. The remainder of the increase reflects growth in income from operations and equity method investment earnings.

•	Adjusted EBITDA including unconsolidated joint ventures increased $46.8 million, or 25%, to $237.6 million, reflecting growth in income from operations and equity method investment earnings.
•

Gross profit increased $36.9 million, or 18%, to $243.9 million, driven by favorable price/mix and volume, partially offset by higher transportation, warehousing and production costs and higher depreciation expense primarily related to our new french fry production line in Richland, Washington.

•

Equity method investment earnings increased $13.7 million to $26.4 million, and included a $2.5 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts compared to a $1.4 million loss in the prior year quarter.

•

Net cash provided by operating activities through the first three quarters of fiscal 2018 was $310.2 million, compared with $254.1 million in the prior year period. During the first three quarters of fiscal 2018, we added $204.4 million of capital assets and paid $82.2 million in dividends to stockholders.

•

The Global segment’s net sales increased to $448.7 million, up $57.1 million, with price/mix up 9% and volume up 6%, compared with the third quarter of fiscal 2017. Global segment product contribution margin increased $21.6 million to $114.8 million.

•

The Foodservice segment’s net sales increased $11.3 million to $253.5 million, with price/mix up 5% and volume up nominally. Foodservice segment product contribution margin increased $5.9 million to $90.0 million.

•	The Retail segment’s net sales increased $30.5 million to $130.2 million, with volume up 22% and price/mix up 9%. Retail segment product contribution margin increased $7.4 million to $30.5 million.
•

The Other segment’s net sales decreased $4.0 million to $31.0 million, with price/mix up 1% and volume down 12%. Other segment product contribution margin was $0.9 million, compared to $2.2 million in the prior year period.

Demand for frozen potato products continues to grow around the world. We expect to address the increase in demand by investing in additional capacity. We began operating a new line in Boardman, Oregon during the third quarter of fiscal 2017 as well as a new line in Richland, Washington during the third quarter of fiscal 2018. In December 2017, we announced our plan to construct a new processing line in Hermiston, Oregon with a total production capacity of approximately 300 million pounds. We anticipate this new line to be operational in the fourth quarter of fiscal 2019. Lamb-Weston/Meijer, our joint venture in Europe, recently expanded capacity at its facility at Bergen op Zoom, the Netherlands, and in June 2017, acquired the potato processing business of Oerlemans Foods, which included a potato processing facility located in Broekhuizenvorst, the Netherlands. Lamb-Weston/Meijer is also party to a joint venture that constructed a new production facility in Lipetsk, a special economic zone in south Moscow, the Russian Federation, which began operations in the third quarter of fiscal 2018.

Outlook

For the remainder of fiscal 2018, we expect our operating environment to be generally favorable given the continued growth in volume demand and high industry manufacturing capacity utilization levels. A number of manufacturers, including Lamb Weston, have announced intentions to add production capacity over the next five years, largely in Europe, North America and China, which will likely ease the industry’s near-term production constraints. In addition, compared with fiscal 2017, we are experiencing a higher rate of inflation for many of our commodity and input costs, such as for transportation and warehousing, packaging and edible oils, and other manufacturing costs. We also have higher interest expense associated with our capital structure after the Separation, as well as higher selling, general and administrative costs as a result of a full year of stand-alone public company costs and increased investments in advertising and promotional support.

Operating Results

We have four reportable segments: Global, Foodservice, Retail, and Other. For each period presented, we report product contribution margin by segment. Product contribution margin is the primary measure reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance for the period. We define product contribution margin as net sales less cost of sales and advertising and promotion expenses. For additional information on our reportable segments and product contribution margin, see Note 16, Segments, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Thirteen Weeks Ended February 25, 2018 compared to Thirteen Weeks Ended February 26, 2017

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirteen Weeks Ended
	Net Sales			Product Contribution Margin
	February 25,	February 26,	% Inc	February 25,	February 26,	% Inc
	2018	2017	(Dec)	2018	2017	(Dec)
Global	$448.7	$391.6	15%	$114.8	$93.2	23%
Foodservice	253.5	242.2	5%	90.0	84.1	7%
Retail	130.2	99.7	31%	30.5	23.1	32%
Other	31.0	35.0	(11%)	0.9	2.2	(59%)
Total	$863.4	$768.5	12%	$236.2	$202.6	17%

Net Sales

Lamb Weston’s net sales for the third quarter of fiscal 2018 were $863.4 million, an increase of $94.9 million, or 12%, compared to the third quarter of fiscal 2017.

Global segment net sales increased $57.1 million, or 15%, to $448.7 million, compared with $391.6 million in the third quarter of fiscal 2017. Fiscal 2018 third quarter net sales reflect a 9% increase in price/mix associated with actions to increase prices across the customer base, as well as actions to improve customer and product mix. Volume increased 6%, driven by the benefit of significant limited time product offerings and solid growth in sales to strategic customers in the U.S.

Foodservice segment net sales increased $11.3 million, or 5%, to $253.5 million, compared with $242.2 million in the third quarter of fiscal 2017. Fiscal 2018 third quarter net sales reflect a 5% increase in price/mix, primarily reflecting pricing actions implemented in the current year, the favorable carryover effect of pricing actions taken in fiscal 2017, and improvement in customer and product mix. Volume increased nominally, as growth of higher-margin Lamb Weston-branded and operator-labeled products offset the loss of some lower-margin, distributor-label product volumes.

Retail segment net sales increased $30.5 million, or 31%, to $130.2 million, compared with $99.7 million in the third quarter of fiscal 2017. Volume increased 22%, primarily driven by distribution gains of Grown in Idaho and other branded products, as well as the timing of shipments of private label products. Price/mix increased 9%, driven by higher prices across the branded and private label portfolio, as well as improved mix, partially offset by higher trade investments to support expanded distribution of Grown in Idaho branded products.

Net sales in our Other segment declined $4.0 million, or 11%, to $31.0 million, compared with $35.0 million in the third quarter of fiscal 2017. The decline primarily reflects lower sales volumes in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the third quarter of fiscal 2018 was $236.2 million, an increase of $33.6 million, or 17%, compared to the third quarter of fiscal 2017.

Global segment product contribution margin increased $21.6 million, or 23%, to $114.8 million in the third quarter of fiscal 2018, driven by favorable price/mix and volume growth. Global segment cost of sales was $332.3 million, up 12% compared to the third quarter of fiscal 2017, due to higher sales volumes; packaging, commodity, manufacturing, transportation and warehousing cost inflation; and higher depreciation expense associated with the new Richland production line. Advertising and promotion spending increased in the third quarter of 2018 as compared to the third quarter of fiscal 2017.

Foodservice segment product contribution margin increased $5.9 million, or 7%, to $90.0 million in the third quarter of fiscal 2018, largely as a result of favorable price/mix. Cost of sales was $161.9 million, up 4% compared to the third quarter of fiscal 2017, primarily driven by packaging, commodity, manufacturing, transportation and warehousing cost inflation as well as higher depreciation expense associated with the new Richland production line. Advertising and promotion spending increased nominally in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017.

Retail segment product contribution margin increased $7.4 million, or 32%, to $30.5 million, mainly due to higher sales volumes and price/mix. Cost of sales was $95.3 million, up 28% compared to the third quarter of fiscal 2017, primarily due to higher sales volumes as well as packaging, manufacturing, transportation and warehousing cost inflation. Advertising and promotion spending increased in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017, driven by marketing investments in support of Grown in Idaho branded products.

Other segment product contribution margin was $0.9 million, a decrease of $1.3 million as compared with $2.2 million of income in the third quarter of fiscal 2017. The decrease primarily relates to unfavorable mix in the vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.9 million, or 21%, to $74.7 million in the third quarter of fiscal 2018 compared with the same period in 2017. The third quarter of fiscal 2018 and fiscal 2017 included $1.7 million and $5.1 million, respectively, of expenses for costs related to the Separation. Excluding these costs, selling, general and administrative expenses increased $16.3 million, or 29%, largely due to incremental labor and benefits and infrastructure costs associated with being a stand-alone public company, higher incentive compensation expense accruals based on operating performance, and increased investments in advertising and promotional support.

Interest Expense, Net

Interest expense, net was $28.5 million for the third quarter of fiscal 2018, an increase of $2.2 million compared with the same period in fiscal 2017. The increase in interest expense, net was the result of higher interest rates. For more information, see Note 9, Debt and Financing Obligations in the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Income Taxes

Income tax expense for the third quarter of fiscal 2018 and 2017 was $7.5 million and $44.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 4.5% for the third quarter of fiscal 2018 and 33.4% for the third quarter of fiscal 2017. The lower tax rate in the third quarter of fiscal 2018 is primarily attributable to the Tax Act enacted in December 2017. Notably, the Tax Act reduces the U.S. corporate tax rate from 35% to 21%, limits the tax deductibility of interest, includes substantial changes to the taxation of foreign earnings, provides for immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our current estimates, possibly materially, due to among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to our estimates used to calculate the transition impacts.

Compared with the third quarter of fiscal 2017, the Tax Act decreased income tax expense by approximately $47 million as follows:

•

We recorded a provisional $24.0 million net discrete benefit, comprised of a $38.7 million benefit from the re-measurement of our net U.S. deferred tax liabilities using the new U.S. statutory tax rate, partially offset by a $14.7 million transition tax on our previously untaxed foreign earnings, which is payable over eight years. Our analysis of these items is not complete. We will complete the accounting for these items during the measurement period allowed by Staff Accounting Bulletin (“SAB”) No. 118, which will not exceed one year from the enactment date of the Tax Act. As noted above, due to the complexity of the Tax Act, we have not yet been able to determine the full impact of the new laws on our results of operations and financial condition.

•

We are required to record the effect of changes in enacted tax laws or rates in the interim period in which the change occurs. Accordingly, we recorded an approximate $23 million tax benefit related to the lower U.S. corporate tax rate, which includes an approximate $14 million benefit attributable to the lower tax rate on earnings reported during the first half of fiscal 2018. Since our fiscal year ends the last Sunday in May, the impact of the lower U.S. corporate income tax rate is phased in, resulting in a U.S. statutory federal rate of approximately 29% for the fiscal year ending May 27, 2018, and a 21% U.S. statutory federal rate for fiscal years thereafter. In the third quarter of fiscal 2018, our effective tax rate, excluding $24.0 million of discrete items for tax reform, was 18.9%. This differs from the estimated effective tax rate of approximately 28% for fiscal 2018, because the benefit attributable to the lower tax rate on earnings reported during the first half of fiscal 2018 was recorded in third quarter when the Tax Act was enacted.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures in Europe and the U.S. and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $26.4 million and $12.7 million for the third quarter of fiscal 2018 and 2017, respectively. These amounts included a $2.5 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the current quarter, and a $1.4 million loss related to the contracts in the prior year period. Excluding these adjustments, earnings from equity method investments increased $9.8 million, driven by solid operating results in Europe and the U.S., including lower raw potato and production costs in Europe, volume growth, an approximate $4 million gain related to a divestiture of a non-core business, and a $2.0 million foreign currency translation benefit. For more information about our joint ventures, see Note 8, Investments in Joint Ventures, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Thirty-Nine Weeks Ended February 25, 2018 compared to Thirty-Nine Weeks Ended February 26, 2017

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirty-Nine Weeks Ended
	Net Sales			Product Contribution Margin
	February 25,	February 26,	% Inc	February 25,	February 26,	% Inc
	2018	2017	Inc/(Dec)	2018	2017	Inc/(Dec)
Global	$1,279.5	$1,203.4	6%	$277.7	$259.1	7%
Foodservice	805.8	753.0	7%	273.1	243.8	12%
Retail	324.2	285.8	13%	66.3	63.6	4%
Other	96.0	93.3	3%	16.0	5.0	NM
Total	$2,505.5	$2,335.5	7%	$633.1	$571.5	11%

Net Sales

Lamb Weston’s net sales for the first three quarters of fiscal 2018 were $2,505.5 million, an increase of $170.0 million, or 7%, compared to the first three quarters of fiscal 2017.

Global segment net sales increased $76.1 million, or 6%, to $1,279.5 million, compared with $1,203.4 million in the first three quarters of fiscal 2017. Price/mix in the first three quarters of fiscal 2018 increased 4% due to actions to increase prices across the customer base, as well as actions to improve customer and product mix. Sales volumes increased

2%, largely driven by the benefit of significant limited time product offerings and solid growth in sales to strategic customers in the U.S. International sales volume declined as we eliminated some less-profitable volume as well as lower shipments to certain export markets.

Foodservice segment net sales increased $52.8 million, or 7%, to $805.8 million, compared with $753.0 million in the first three quarters of fiscal 2017. Price/mix in the first three quarters of fiscal 2018 increased 6%, primarily reflecting the favorable carryover effect of pricing actions taken in fiscal 2017, pricing actions implemented in the current year, and improvement in customer and product mix. Volume increased 1%, driven by broad-based growth across the segment’s customer base.

Retail segment net sales increased $38.4 million, or 13%, to $324.2 million, compared with $285.8 million in the first three quarters of fiscal 2017. Volume in the first three quarters of fiscal 2018 increased 10%, largely reflecting distribution gains of Grown in Idaho branded products and growth of private label, Alexia branded and other branded products. Price/mix increased 3%, driven by higher prices across our branded and private label products, partially offset by higher trade investments for our Grown in Idaho branded products.

Net sales in our Other segment increased $2.7 million, or 3%, to $96.0 million, compared with $93.3 million in the first three quarters of fiscal 2017. The increase in net sales primarily reflects improved price/mix in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the first three quarters of fiscal 2018 was $633.1 million, an increase of $61.6 million, or 11%, compared to the first three quarters of fiscal 2017.

Global segment product contribution margin increased $18.6 million, or 7%, to $277.7 million in the first three quarters of fiscal 2018, driven by favorable price/mix and volume growth. Global cost of sales was $998.6 million, up 6% as compared to the first three quarters of fiscal 2017, primarily driven by higher sales volumes; inflation on packaging, manufacturing, commodity, transportation and warehousing costs; and higher depreciation expense associated with the new Richland production line. Advertising and promotion spending declined in the first three quarters of 2018 as compared to the first three quarters of fiscal 2017.

Foodservice segment product contribution margin increased $29.3 million, or 12%, to $273.1 million in the first three quarters of fiscal 2018, largely as a result of favorable price/mix. Cost of sales was $528.1 million, or 5% higher than in the first three quarters of fiscal 2017, primarily driven by inflation on packaging, manufacturing, commodity, transportation and warehousing costs; and higher depreciation expense associated with the new Richland production line. Advertising and promotion spending declined in the first three quarters of fiscal 2018 as compared to the first three quarters of fiscal 2017.

Retail segment product contribution margin increased $2.7 million, or 4%, to $66.3 million, largely due to higher sales volumes and favorable price/mix, net of increased trade investments in support of distribution gains of Grown in Idaho branded products. Cost of sales was $249.2 million, up 15% as compared to the first three quarters of fiscal 2017, primarily due to higher sales volumes; and packaging, manufacturing, commodity, transportation, and warehousing cost inflation. Advertising and promotion spending increased in the first three quarters of fiscal 2018 as compared to the first three quarters of fiscal 2017, driven by marketing investments in support of Grown in Idaho branded products.

Other segment product contribution margin increased $11.0 million to $16.0 million. The increase primarily relates to an expense in the prior year related to a recall of some vegetable products that were produced by a third party,  favorable mark-to-market adjustments of approximately $5 million associated with commodity contracts, and improved pricing in the vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.4 million, or 7%, to $203.2 million in the first three quarters of fiscal 2018 compared with the same period in 2017. The first three quarters of fiscal 2018 and fiscal 2017 included $7.9 million and $23.8 million, respectively, of expenses for costs related to the Separation. Excluding costs recorded in connection with the Separation, selling, general and administrative expenses increased $28.3 million, or 17%, largely due to incremental labor and benefits and infrastructure costs associated with being a stand-alone public company, higher incentive compensation expense accruals based on operating performance and increased investments in advertising and promotional support.

Interest Expense, Net

Interest expense, net was $81.1 million for the first three quarters of fiscal 2018, an increase of $46.6 million compared with the same period in fiscal 2017. The increase in interest expense, net was primarily the result of the debt incurred in connection with the Separation. For more information, see Note 9, Debt and Financing Obligations in the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. For the period prior to the Separation, interest expense was included only for the legal entities that comprised Lamb Weston, and did not include any allocated interest expense from Conagra.

Income Taxes

Income tax expense for the first three quarters of fiscal 2018 and 2017 was $93.1 million and $129.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 21.9% and 33.0% for the first three quarters of fiscal 2018 and 2017, respectively. The lower tax rate for the first three quarters of fiscal 2018, is primarily attributable to the Tax Act enacted in December 2017. Compared with the first three quarters of fiscal 2017, the Tax Act decreased income tax expense by approximately $47 million. This decrease includes a provisional $24.0 million net discrete benefit, comprised of a $38.7 million benefit from the re-measurement of our net U.S. deferred tax liabilities using the new U.S. statutory tax rate, partially offset by a $14.7 million transition tax on our previously untaxed foreign earnings, which is payable over eight years. In addition, the decrease in tax expense also includes an approximate $23 million tax benefit related to the lower U.S. corporate tax rate. For the thirty-nine weeks ended February 25, 2018, the effective tax rate, excluding $24.0 million of discrete benefits from tax reform, was 27.6%.

We will continue to refine the provisional amounts within the measurement period allowed by SAB No. 118, which will not exceed one year from the enactment date of the Tax Act. As noted above, due to the complexity of the Tax Act, we have not yet been able to determine the full impact of the new laws on our results of operations and financial condition.

Equity Method Investment Earnings

Our share of earnings from our equity method investments was $58.5 million and $29.5 million for the first three quarters of fiscal 2018 and 2017, respectively. These amounts included unrealized gains related to mark-to-market adjustments associated with currency and commodity hedging contracts of $3.3 million and $0.5 million in the first three quarters of fiscal 2018 and 2017, respectively. Excluding these adjustments, earnings from equity method investments increased $26.2 million, largely due to solid operating results in Europe and the U.S., including lower raw potato and production costs in Europe, volume growth, an approximate $4 million gain related to a divestiture of a non-core business, and a $3.4 million foreign currency translation benefit. For more information about our joint ventures, see Note 8, Investments in Joint Ventures, of the Notes to Condensed Combined and Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At February 25, 2018, we had $49.4 million of cash and cash equivalents and $57.1 million at May 28, 2017. These amounts include $28.3 million and $35.1 million, respectively, of cash at our operations outside the United States. Additionally, we have $487.8 million of available borrowing capacity on our revolving credit facility. Currently, our primary uses of cash are for operations, capital expenditures, dividends on our common stock and debt service. We expect the Tax Act to reduce corporate cash tax payments by approximately $20 million in fiscal 2018. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payment of any dividends declared for at least the next twelve months.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirty-Nine Weeks Ended
	February 25,	February 26,
	2018	2017	Inc (Dec)
Net cash flows provided by (used for):
Operating activities	$310.2	$254.1	$56.1
Investing activities	(206.8)	(202.5)	(4.3)
Financing activities	(116.4)	(50.1)	(66.3)
	(13.0)	1.5	(14.5)
Effect of exchange rate changes on cash and cash equivalents	5.3	(0.4)	5.7
Net increase (decrease) in cash and cash equivalents	$(7.7)	$1.1	$(8.8)

Operating Activities

In the first three quarters of fiscal 2018, cash provided by operating activities increased $56.1 million to $310.2 million, compared with $254.1 million in the same period a year ago. Compared with the first three quarters of fiscal 2017, earnings from operations, adjusted for non-cash income and expense and other items, increased $64.3 million due primarily to favorable price/mix, and volume. Changes in operating assets and liabilities used $8.2 million more cash in the first three quarters of fiscal 2018, compared with 2017. The decrease in cash provided by changes in operating assets and liabilities was driven primarily by the timing of payments for accrued expenses relating to employee compensation and interest in fiscal 2018, as well as higher raw product and finished goods inventories, largely due to the start-up of the Richland french fry production line. These cash outflows were offset partially by lower payments for income taxes, primarily related to the Tax Act, and the timing of payments for accounts payable.

Investing Activities

Investing activities used $206.8 million of cash in the first three quarters of fiscal 2018, compared with $202.5 million in the same period in the prior year. These activities primarily represent plant capacity expansions at our Boardman, Oregon and Richland, Washington facilities. Cash used for capital expenditures is expected to be between $270 million and $280 million for fiscal 2018. This represents an increase of between $20 million and $30 million from our previous estimate and reflects the acceleration of spending for the initial phase of construction of a new 300 million pound french fry production line at our Hermiston, Oregon facility that will support customers’ growth in North America as well as Asia. We continue to expect this $250 million production line to be completed during the fourth quarter of fiscal 2019.

Financing Activities

During the first three quarters of fiscal 2018, cash used for financing activities totaled $116.4 million, compared with cash used for financing activities of $50.1 million during the same period a year ago. During the first three quarters of fiscal 2018, financing activities primarily related to the payment of $82.2 million in dividends to common stockholders, $29.9 million of debt payments, primarily scheduled payments under our term loan facility, and distributions paid to noncontrolling interest of $12.4 million. These outflows were offset partially by $9.4 million of short-term borrowings. We had no net transfers to Conagra in the first three quarters of fiscal 2018, compared with $38.8 million of net transfers in the first three quarters of fiscal 2017.

During the first three quarters of fiscal 2017, cash used for financing activities primarily related to the Separation. In fiscal 2017, we issued $2,341.0 million of debt in connection with the Separation, of which $1,542.9 million of proceeds were distributed directly to Conagra (including $25.4 million that Conagra used to pay debt issuance costs) and are considered a noncash financing activity for Lamb Weston. We received $798.1 million of cash proceeds from the debt issuance. We used the $798.1 million of proceeds, together with borrowings on our revolving credit facility, to fund an $823.5 million cash payment to Conagra on the Separation Date. At February 26, 2017, we had $67.3 million of borrowings outstanding under our revolving credit facility. We paid $27.4 million of dividends to common stockholders and $12.3 million of debt issuance costs, and we made cash distributions to noncontrolling interest of $9.0 million, and $4.7 million of debt repayments in the first three quarters of fiscal 2017.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations of the Notes to Condensed Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At February 25, 2018, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, each of which is considered a non-GAAP financial measure. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, financial measures prepared in accordance with GAAP. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measure, such as net income or diluted earnings per share, and there are limitations to using non-GAAP financial measures.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 25,	February 26,	February 25,	February 26,
	2018	2017	2018	2017
Net income attributable to Lamb Weston Holdings, Inc.	$156.8	$84.2	$316.8	$251.0
Income attributable to noncontrolling interests	2.8	3.4	14.1	10.7
Equity method investment earnings	(26.4)	(12.7)	(58.5)	(29.5)
Interest expense, net	28.5	26.3	81.1	34.5
Income tax expense	7.5	44.0	93.1	129.0
Income from operations	169.2	145.2	446.6	395.7
Depreciation and amortization	36.4	26.4	100.7	78.2
Items impacting comparability (a)
Expenses related to the Separation	1.7	5.1	7.9	23.8
Adjusted EBITDA (b)	207.3	176.7	555.2	497.7

Unconsolidated Joint Ventures		—
Equity method investment earnings	26.4	12.7	58.5	29.5
Interest expense, income tax expense, and depreciation and amortization		—
included in equity method investment earnings	7.8	5.7	21.4	16.9
Add: EBITDA from unconsolidated joint ventures	34.2	18.4	79.9	46.4

Consolidated Joint Ventures
Income attributable to noncontrolling interests	(2.8)	(3.4)	(14.1)	(10.7)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	(1.1)	(0.9)	(3.1)	(2.7)
Subtract: EBITDA from consolidated joint ventures	(3.9)	(4.3)	(17.2)	(13.4)

Adjusted EBITDA including unconsolidated joint ventures	$237.6	$190.8	$617.9	$530.7

(a)

The thirteen and thirty-nine weeks ended February 25, 2018, include $1.7 million and $7.9 million, respectively, of pre-tax expenses related to the Separation. The thirteen and thirty-nine weeks ended February 26, 2017, include $5.1 million and $23.8 million, respectively, of Separation-related expenses.  In all periods, the expenses related primarily to professional fees and other employee-related costs.

(b)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	Thirteen Weeks Ended
	February 25,	February 26,
	2018 (a)	2017 (a)
As reported	$1.06	$0.57
Items impacting comparability:
Expenses related to the Separation (b) (d)	0.01	0.02
Tax reform (c)	(0.16)	—
Total items impacting comparability	(0.15)	0.02
Adjusted (e)	$0.91	$0.59

(a)	Diluted weighted average common shares were 147.1 million and 146.5 million for the thirteen weeks ended February 25, 2018 and February 26, 2017, respectively.

(b)

The thirteen weeks ended February 25, 2018, include $1.7 million of pre-tax expenses ($1.2 million after tax) related to the Separation. The thirteen weeks ended February 26, 2017, include $5.1 million ($3.2 million after tax) of Separation-related expenses.  In all periods, the expenses related primarily to professional fees and other employee-related costs.

(c)

Includes a provisional $24.0 million net discrete benefit which consists of a $38.7 million benefit from the re-measurement of our net U.S. deferred tax liabilities using the new U.S. statutory tax rate, partially offset by a $14.7 million transition tax on our previously untaxed foreign earnings. We will continue to refine these amounts within the measurement period allowed by SAB No.118, which will not exceed one year from the enactment date of the Tax Act.

(d)	Items impacting comparability are tax-effected at the marginal rate based on the applicable tax jurisdiction.

(e)

Adjusted Diluted EPS is a non-GAAP financial measure. Management excludes items impacting comparability between periods as it believes these items are not necessarily reflective of the ongoing operations of Lamb Weston. This non-GAAP measure provides a means to evaluate the performance of Lamb Weston on an ongoing basis using the same measures that are frequently used by the Company’s management and assists in providing a meaningful comparison between periods. Any analysis of non-GAAP financial measures should be done only in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the first three quarters of fiscal 2018.

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

Based on our open commodity contract hedge positions as of February 25, 2018, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $5.1 million ($3.9 million net of income tax benefit). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At February 25, 2018, we had $1,687.5 million of fixed-rate and $679.3 million of variable-rate debt outstanding. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.9 million annually ($5.2 million net of income tax benefit).

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 25, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made during the thirteen weeks ended February 25, 2018:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares	Value of Maximum
	of Shares (or	Price Paid	Purchased as Part of	Number of Shares that
	units)	per Share	Publicly Announced	May Yet be Purchased
Period	Purchased (a)	(or unit)	Plans or Programs	Under the Program
November 27, 2017 through December 24, 2017	1,965	54.03	—	—
December 25, 2017 through January 21, 2018	335	56.06	—	—
January 22, 2018 through February 25, 2018	101	60.32	—	—
Total	2,401	$54.58	—	—

(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

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

101.1

The following materials from Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Combined and Consolidated Statements of Earnings, (ii) the Condensed Combined and Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Combined and Consolidated Statements of Cash Flows, (v) Notes to Condensed Combined and Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT
ROBERT M. MCNUTT
Senior Vice President and Chief Financial Officer

Dated this 5th day of April, 2018.