Form 10-K
period 2018-05-27
Lamb Weston Holdings, Inc.
filed 2018-07-26
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the voting common stock of Lamb Weston Holdings, Inc. held by non-affiliates on November 26, 2017 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $7.96 billion based upon the closing sale price on the New York Stock Exchange on such date. As of July 16, 2018, the Registrant had 146,332,332 shares of common stock, par value $1.00 per share, outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

All reports we file with the U.S. Securities and Exchange Commission (“SEC”) are available free of charge via the Electronic Data Gathering Analysis and Retrieval (“EDGAR”) System on the SEC’s website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.lambweston.com as soon as reasonably practicable after filing such material with the SEC.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “may,” “expect,” “would,” “could,” “intend,” “plan,” “believe,” “estimate,” “deliver,” “grow,” “invest,” “support,” “drive,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, dividends, taxes, and business outlook and prospects. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines; the competitive environment and related conditions in the markets in which we operate; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC, including those described under the heading “Item 1A. Risk Factors” in this report. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

PART I

ITEM 1. BUSINESS

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” “the Company,” or “Lamb Weston”), along with its joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We, along with our joint venture partners, are the number one supplier of value-added frozen potato products in North America. We are also a leading supplier of value-added frozen potato products internationally, with a strong and growing presence in high-growth emerging markets. We, along with our joint venture partners, offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent the majority of our value-added frozen potato product portfolio.

We were organized as a Delaware corporation in July 2016, as a wholly owned subsidiary of Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra”). On November 9, 2016, we separated from Conagra and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of our outstanding common stock to Conagra stockholders (“Separation” or “spinoff”). Each Conagra stockholder of record on November 1, 2016 (“record date”) received one share of our common stock for every three shares of Conagra common stock held on the record date. As a result of the Separation, approximately 146 million shares of our common stock were distributed on November 9, 2016, to Conagra stockholders. On November 10, 2016, our common stock began trading under the ticker symbol “LW” on the New York Stock Exchange (“NYSE”).

In connection with the Separation, we entered into a separation and distribution agreement and several other agreements with Conagra, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement. These agreements govern the relationship between us and Conagra following the Separation and provide for the allocation of various assets, liabilities, rights and obligations of the parties. These agreements also include arrangements for transition services to be provided by Conagra to Lamb Weston. For a discussion of these agreements, see the section entitled “Relationship with ConAgra After the Spinoff” in our registration statement on Form 10, as amended, as filed with the SEC on October 17, 2016 (“Form 10”), and Note 3, Related Party Transactions,

of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K. In April 2018, we concluded our transition services agreement with Conagra.

In connection with the Separation, Conagra transferred substantially all of the assets and liabilities and operations of the Lamb Weston business to us. Combined financial statements for Lamb Weston for periods prior to the Separation were prepared on a stand-alone basis and were derived from Conagra’s consolidated financial statements and accounting records. The combined financial statements for Lamb Weston contained in this report for periods prior to the Separation reflect our financial position, results of operations, comprehensive income, and cash flows as our business was operated as part of Conagra prior to the Separation and include allocations for a portion of Conagra’s shared corporate general and administrative expenses. Following the Separation, our consolidated financial statements include the accounts of Lamb Weston Holdings, Inc., its wholly owned subsidiaries, and Lamb Weston BSW, LLC, which we own a 49.99% interest in, but we consolidate because we are the primary beneficiary. The combined financial position, results of operations, and cash flows as of dates and for periods prior to the Separation may not be indicative of what our financial position, results of operations and cash flows would have been as a separate stand-alone public company during the periods presented, nor are they indicative of what our financial position, results of operations and cash flows may be in the future. Information related to the Separation and its effect on our financial statements are discussed throughout this Form 10‑K.

Segments

We have four reportable segments: Global, Foodservice, Retail, and Other. For segment financial information see Note 13, Segments, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

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

Foodservice

Our Foodservice segment includes branded and private label frozen potato products sold throughout the United States and Canada. The Foodservice segment’s primary products are frozen potatoes, sweet potatoes, commercial ingredients, and appetizers sold under the Lamb Weston® brand, as well as many customer labels. Our products are sold primarily to commercial distributors, restaurant chains outside the top 100 North American based restaurant chains, and non-commercial channels.

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

Joint Venture Relationships

We conduct business through two unconsolidated joint ventures and include our share of the earnings of these affiliates as equity method investment earnings in our combined and consolidated financial statements based on our economic ownership interest in each of these joint ventures. These two joint ventures produce and market value-added frozen potato products for our customers:

•

We hold a fifty percent ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V. that is, headquartered in the Netherlands, and manufactures and sells frozen potato products principally in Europe.

•

We hold a fifty percent ownership interest in Lamb-Weston/RDO Frozen (“Lamb-Weston/RDO”), a potato processing venture with RDO Frozen Co. We provide all sales and marketing services to Lamb-Weston/RDO and receive a fee for these services based on a percentage of the net sales of the venture.

In addition, we hold a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Lamb Weston BSW is a variable interest entity, and we have determined that we are the primary beneficiary of the entity. We consolidate the financial statements of Lamb Weston BSW. In June 2018, we provided notice to Ochoa of our exercise of a call option to purchase Ochoa’s interest in Lamb Weston BSW. We expect to pay approximately $65 million and will consummate the transaction as soon as practicable. For more information, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Our largest customer, McDonald’s Corporation, accounted for approximately 11% of our consolidated “net sales” in each of fiscal 2018, 2017 and 2016. No other customer accounted for more than 10% of our fiscal 2018, 2017, or 2016 consolidated net sales. Accounts receivable from another customer accounted for 12% of our consolidated accounts receivable at May 27, 2018. Accounts receivable from an additional customer accounted for 10% of our consolidated accounts receivable at May 28, 2017.

International Operations

At May 27, 2018, we had operations in twelve countries, with manufacturing and processing facilities in three countries. Foreign net sales, including sales by domestic segments to customers located outside of the United States and Canada, were approximately $665.8 million, $663.5 million, and $615.9 million in fiscal 2018, 2017, and 2016, respectively. Our long-lived assets located outside of the United States are not significant. See Note 13, Segments, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our U.S. and non-U.S. operations. Also see “Item 2. Properties,” for more information on our manufacturing and other facilities. For a discussion of risks related to our operations outside the United States, see “Item 1A. Risk Factors” of this Form 10-K.

Research and Development

We leverage our research and development resources for both growth and efficiency initiatives. We seek to drive growth through innovation by creating new products, enhancing the quality of existing products, and participating in joint menu planning exercises with our customers. We also emphasize sustainability in our research and development activities and continue to drive processing innovations aimed at reducing waste and water usage. Research and development expense was $13.5 million, $10.6 million, and $6.7 million in fiscal 2018, 2017, and 2016, respectively.

Raw Materials and Packaging

Our primary raw materials are potatoes, edible oils, energy, and packaging. We source a significant amount of our raw potatoes under both strategic, long-term grower relationships and shorter-term annual contracts. In the United States, most of the potato crop used in value-added products is grown in Idaho, Oregon, and Washington. For Lamb-Weston/Meijer, European growing regions for the necessary potatoes are concentrated in the Netherlands, Belgium, Germany, France, the United Kingdom, and China. We believe that the grower networks to which we have access provide a sufficient source of raw potato inputs year-to-year. We source edible oils through strategic relationships with key suppliers, and we source energy and packaging materials through multiple suppliers under a variety of agreement types.

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

Competition

The value-added frozen potato products industry in both North America and international markets is highly competitive. Competitors include large national and international frozen potato product companies, as well as local and regional companies. Significant competitors include McCain Foods, J.R. Simplot Company, Cavendish Farms, and The Kraft Heinz Company. Some of our competitors are larger and have substantially more financial, sales and marketing, and other resources. We compete with producers of similar products on the basis of, among other things, customer service, value, product innovation, product quality, food safety, brand recognition and loyalty, price, and the ability to identify and satisfy customer preferences. The markets in which we operate are expected to remain highly competitive for the foreseeable future. See also “Item 1A. Risk Factors – Increased competition may result in reduced sales or profits” of this Form 10-K.

Trademarks, Licenses and Patents

Our trademarks are material to our business and are protected by registration or other means in the United States and most other geographic markets where the related food items are sold. Depending on the country, trademarks generally remain valid for as long as they are in use and their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. Our significant trademarks include: Lamb Weston, Lamb’s Supreme, Lamb Weston Seeing Possibilities in Potatoes (and design), Lamb’s Seasoned, LW Private Reserve, Stealth Fries, and Sweet Things. We also sell certain products under brands, such as Grown in Idaho and Alexia, which we license from third parties.

We own numerous patents worldwide. We consider our portfolio of patents, patent applications, patent licenses under patents owned by third parties, proprietary trade secrets, technology, know-how processes, and related intellectual property rights to be material to our operations. Patents, issued or applied for, cover inventions, including packaging, manufacturing processes, equipment, formulations, and designs. Our issued patents extend for varying periods according to the date of the patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. While we consider our patent portfolio to be material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business.

Seasonality

Our product contribution margin percentage, inventory levels, net sales and cash flows are affected by seasonality. In general, our product contribution margin percentage tends to be highest in our fiscal third quarter, reflecting the benefit of freshly-harvested potatoes. We typically harvest potatoes in the Pacific Northwest of the United States in July through October, which is primarily in our fiscal second quarter. Freshly-harvested potatoes process more efficiently in our production lines and are not subject to storage or secondary transport costs. We typically hold about 60 days of finished goods inventory on a first-in-first-out basis, so the relatively favorable costs primarily incurred from our fiscal second quarter harvest flow through our income statement in our fiscal third quarter. Inventory levels also tend to be higher in our fiscal third quarter, requiring more working capital at that time. In general, net sales and cash flows tend to be higher in our fiscal fourth quarter, reflecting customer and consumer buying patterns.

Employees

As of June 30, 2018, we had approximately 7,200 employees, excluding our joint ventures. Approximately 700 of these employees work outside of the United States. Approximately 26% of our hourly employees are parties to collective bargaining agreements on terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times throughout the next several years. Approximately 44% expire in fiscal 2019. As these agreements expire, we believe they will be renegotiated on terms satisfactory to us.

Executive Officers

The following are our executive officers as of July 16, 2018:

Name	Title	Age
Thomas P. Werner	Director, President and Chief Executive Officer	52
Robert M. McNutt	Senior Vice President and Chief Financial Officer	58
Micheline C. Carter	Senior Vice President and Chief Human Resources Officer	52
Richard A. Martin	Senior Vice President and Chief Supply Chain Officer	61
Sharon L. Miller	Senior Vice President and General Manager, Global Business Unit	52
Michael J. Smith	Senior Vice President and General Manager, Foodservice and Retail Business Units and Marketing and Innovation	41
Eryk J. Spytek	Senior Vice President, General Counsel and Corporate Secretary	50

Thomas P. Werner has served as our President and Chief Executive Officer and a member of our Board of Directors since November 2016. He previously served as President, Commercial Foods, for Conagra, a food company, since May 2015. In that role, he led the company’s Lamb Weston and Foodservice businesses, as well as its previously divested Spicetec Flavors & Seasonings and J.M. Swank operations. Mr. Werner also served as interim President of Conagra’s Private Brands from June 2015 through its divestiture in February 2016. Before his appointment as President, Commercial Foods, Mr. Werner served as Senior Vice President of Finance for Conagra’s Private Brands and Commercial Foods operating segments from June 2013 to April 2015, and Senior Vice President of Finance for Lamb Weston from May 2011 until June 2013.

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

Sharon L. Miller has served as our Senior Vice President and General Manager, Global Business Unit since September 2016. Before that, she served as Conagra’s Vice President and General Manager, Lamb Weston Global Business Unit since 2015. Since joining Conagra in 1999, Ms. Miller has held various leadership positions, including Vice President of Sales for Lamb Weston's European joint venture, Lamb-Weston/Meijer v.o.f. Prior to that, Ms. Miller was a key sales and business leader within Lamb Weston in both the United States and Canada. She also has held various sales positions with North American food manufacturers and foodservice distributors.

Michael J. Smith has served as our Senior Vice President and General Manager, Foodservice and Retail Business Units and Marketing and Innovation since April 2018. Prior to that, he served as Senior Vice President, Growth and Strategy beginning in September 2016. Mr. Smith also served as Vice President and General Manager of Lamb Weston Retail from May 2011 to September 2016, Vice President and General Manager of Conagra’s Private Brands from March 2014 to February 2016, and Vice President of Global Marketing of Lamb Weston from July 2012 to March 2014. Prior to joining Conagra in 2007, Mr. Smith held various brand management roles at Dean Foods Company, a food and beverage company, and its WhiteWave division from May 2003 until December 2007.

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

In addition, we adopted Corporate Governance Principles and charters for the Audit and Finance Committee, Nominating and Corporate Governance Committee, and Compensation Committee. All of these materials are available on our website at www.lambweston.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Lamb Weston Holdings, Inc., 599 S. Rivershore Lane, Eagle, Idaho 83616.

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

Available Information

We make available, free of charge on our website at www.lambweston.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We use our website, through the “Investors” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC unless expressly noted.

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties. Any of the risks and uncertainties described below could materially and adversely affect our business, financial condition, and results of operations and should be considered in evaluating us. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition, or results of operations in the future.

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

Our business, financial condition, and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations, including foreign currency risks and trade barriers.

We conduct a substantial and growing amount of business with customers located outside the United States and Canada, including through our joint ventures. During each of fiscal 2018, 2017, and 2016, net sales outside the United States and Canada, primarily in Japan, China, Korea, Mexico, and Taiwan, accounted for approximately 20% of our net sales. These amounts do not include any impact of unconsolidated net sales associated with our joint ventures, which are also subject to risks associated with international operations.

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

•	our combined and consolidated financial statements are presented in U.S. dollars, and we must translate the assets, liabilities, revenue and expenses into U.S. dollars for external reporting purposes;

•

changes in trade, monetary and fiscal policies of the United States and foreign governments, including modification or termination of existing trade agreements (e.g., the North American Free Trade Agreement (“NAFTA”)) or treaties, creation of new trade agreements or treaties, trade regulations, and increased or new tariffs, quotas, import or export licensing requirements, and other trade barriers imposed by governments. In particular, changes in U.S. trade programs and trade relations with other countries, including the imposition of trade protection measures by foreign countries in favor of their local producers of competing products, such as governmental subsidies, tax benefits, and other measures giving local producers a competitive advantage over Lamb Weston, may adversely affect our business and results of operations in those countries;

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

To serve our customers globally, we rely in part on our international joint venture partnerships, but also on exports from the United States. During fiscal 2018, export sales accounted for 19% of our total net sales. Circumstances beyond our control, such as a labor dispute at a port, could prevent us from exporting our products in sufficient quantities to meet customer opportunities. We have access to production overseas through our facility in China and joint venture in Europe, but we may be unsuccessful in mitigating any future disruption to export mechanisms. If this occurs, we may be unable to adequately supply all of our customer opportunities, which could adversely affect our business, financial condition, and results of operations.

Our substantial debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.

We incurred substantial indebtedness in connection with the Separation. As of May 27, 2018, we had $2,375.4 million of long-term debt, including current portion, recorded on our Consolidated Balance Sheet. We have the ability under our existing revolving credit facility to incur additional substantial debt. Our level of debt could have important consequences. For example, it could:

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

Ideal growing conditions for the potatoes necessary for our value-added products (e.g., french fries) are concentrated in a few geographic regions globally. In the United States, most of the potato crop used in value-added products is grown in Idaho, Oregon, and Washington. European growing regions for the necessary potatoes are concentrated in Belgium, France, Germany, the Netherlands, and the United Kingdom. Recent agronomic developments have opened new growing regions, but the capital-intensive nature of our industry’s production processes has kept production highly concentrated in the historical growing regions. Unfavorable crop conditions in any one region could lead to significant demand on the other regions for production. Our inability to mitigate any such conditions by leveraging our production capabilities in other regions could negatively impact our ability to meet customer opportunities and could decrease our profitability.

Our business is affected by potato crop performance.

Our primary input is potatoes and every year, we must procure potatoes that meet the quality standards for processing into value-added products. Environmental and climate conditions, such as soil quality, moisture, and temperature, affect the quality of the potato crop on a year-to-year basis. As a result, we source potatoes from specific regions of the United States and specific countries abroad, including Belgium, France, Germany, the Netherlands, the United Kingdom, Canada, and China, where we believe the optimal potato growing conditions exist. However, severe weather conditions during the planting and growing season in these regions can significantly affect potato crop performance. Potatoes are also susceptible to pest diseases and insects that can cause crop failure, decreased yields, and negatively affect the physical appearance of the potatoes. We have deep experience in agronomy and actively work to monitor the potato crop. However, if a weather or pest-related event occurs in a particular crop year, and our agronomic programs are insufficient to mitigate the impacts thereof, we may have insufficient potatoes to meet our customer opportunities, and our competitiveness and profitability could decrease. Alternatively, overly favorable growing conditions can lead to high per acre yields and over-supply. An increased supply of potatoes could lead to overproduction of finished goods or destruction of unused potatoes at a loss.

Increases in commodity costs may have a negative impact on profits.

A significant portion of our cost of goods comes from commodities such as oil and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, external conditions such as weather and changes in governmental agricultural and energy policies and regulations. Commodity price increases will increase our operating costs. We may not be able to increase our product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume and decreased profitability. There is currently no active derivatives market for potatoes in the United States. Although we have experience in hedging against commodity price increases, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. As a result, the risk management procedures that we use may not always work as we intend.

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

We maintain a diverse customer base across our four reporting segments. Customers include global, national and regional quick serve and fast casual restaurants as well as small, independently operated restaurants, multinational, broadline foodservice distributors, as well as regional foodservice distributors, and major food retailers. Some of these customers independently represent a meaningful portion of our sales. While we contract annually or biannually with many of our foodservice customers, loss of a significant customer could materially impact the business. In addition, shelf space at food retailers is not guaranteed. During each of fiscal 2018, 2017, and 2016, our largest customer, McDonald’s Corporation and its affiliates, accounted for approximately 11% of our net sales. There can be no assurance that our customers will continue to purchase our products in the same quantities or on the same terms as in the past. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our business, financial condition, and results of operations.

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

We must identify changing consumer preferences and consumption trends and develop and offer food products to our customers that help meet those preferences and trends.

Consumer preferences evolve over time and our success depends on our ability to identify the tastes and dietary habits of consumers and offer products that appeal to those preferences. We need to continue to respond to these changing consumer preferences and support our customers in their efforts to evolve to meet those preferences. For example, as consumers focus on freshly prepared foods, some restaurants may choose to limit the frying capabilities of their kitchens. As a result, we would need to evolve our product offering to provide alternatives that work in such a preparation environment. In addition, our products contain carbohydrates, sodium, genetically modified ingredients, added sugars, saturated fats, and preservatives, the diet and health effects of which remain the subject of public scrutiny. We must continue to reformulate our products, introduce new products and create product extensions without a loss of the taste, texture, and appearance that consumers demand in value-added potato products. All of these efforts require significant research and development and marketing investments. If our products fail to meet consumer preferences or customer requirements, or we fail to introduce new and improved products on a timely basis, then the return on those investments will be less than anticipated, which could materially and adversely affect our business, financial condition, and results of operations.

A portion of our business is, and several of our growth strategies are, conducted through joint ventures that do not operate solely for our benefit.

We have built our company, in part, through the creation of joint ventures, some of which we do not control. In these relationships, we share ownership and management of a company that operates for the benefit of all owners, rather than our exclusive benefit. Through our extensive experience in operating a portion of our business through joint ventures, we understand that joint ventures often require additional resources and procedures for information sharing and decision-making. If our joint venture partners take actions that have negative impacts on the joint venture, or disagree with the strategies we have developed to grow these businesses, we may have limited ability to influence and mitigate those actions or decisions and our ability to achieve our growth strategies may be negatively impacted.

If we are unable to complete potential acquisitions that strategically fit our business objectives, integrate acquired businesses, or execute on large capital projects, our financial results could be materially and adversely affected.

From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. Our acquisition activities may present financial, managerial, and operational risks. Those risks include: (i) diversion of management attention from existing businesses, (ii) difficulties integrating personnel and financial and other systems, (iii) difficulties implementing effective control environment processes, (iv) adverse effects on existing business relationships with suppliers and customers, (v) inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets, which would reduce future reported earnings, (vi) potential loss of customers or key employees of acquired businesses, and (vii) indemnities and potential disputes with the sellers. If we are unable to complete acquisitions we may identify or successfully integrate and develop acquired businesses or execute on large capital projects, such as new production lines, our financial results could be materially and adversely affected.

New regulations imposed by the FDA or EFSA around acrylamide formation in french fried potato products could adversely affect us.

The regulation of food products, both within the United States and internationally, continues to be a focus for governmental scrutiny. The presence and/or formation of acrylamide in french fried potato products has become a global regulatory issue as both the FDA and the European Food Safety Authority (“EFSA”) have issued guidance to the food processing industry to work to reduce conditions that favor the formation of this naturally occurring compound. Acrylamide formation is the result of heat processing reactions that give “browned foods” their desirable flavor. Acrylamide formation occurs in many food types in the human diet, including but not limited to breads, toast, cookies, coffee, crackers, potatoes, and olives. The regulatory approach to acrylamide has generally been to encourage the industry to achieve as low as reasonably achievable content levels through process control (temperature) and material testing (low sugar and low asparagine). However, limits for acrylamide content have been established for some food types in the State of California, and point of sale consumer warnings are required if products exceed those limits. In addition, the EFSA has recently promulgated regulations establishing specific mitigation measures, sampling and analysis procedures and benchmark levels for acrylamide in certain food products. If the global regulatory approach to acrylamide becomes more stringent and additional legal limits are established, our manufacturing costs could increase. In addition, if consumer perception regarding the safety of our products is negatively impacted due to regulation, sales of our products could decrease.

If we fail to comply with the many laws and regulations applicable to our business, we may face lawsuits or incur significant fines and penalties.

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

Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our business, financial condition or results of operations. Our labor costs include the cost of providing employee benefits in the United States and foreign jurisdictions, including pension, health and welfare, and severance benefits. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit plans and cause volatility in the future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.

We are significantly dependent on information technology, and we may be unable to protect our information systems against service interruption, misappropriation of data, or breaches of security.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, invasions, disruptions, or shutdowns due to any number of causes such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, hackers, employee error or malfeasance, and other causes. Increased cybersecurity threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business, financial condition and results of operations.

In addition, if we are unable to prevent security breaches or unauthorized disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs, fines, or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers or suppliers.

Misuse, leakage, or falsification of information could result in violations of data privacy laws and regulations, potentially significant fines and penalties, damage to our reputation and credibility, loss of strategic opportunities, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net sales. In addition, we may face business interruptions, litigation, and financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, or to our suppliers or customers, and may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.

There are inherent limitations on the effectiveness of our controls.

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. If our controls become inadequate, we could fail to meet our financial reporting obligations, our reputation may be adversely affected, our business, financial condition, and results of operations could be adversely affected, and the market price of our stock could decline.

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

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, the frequency and severity of extreme weather, and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as potatoes and oils. In addition, water is an important part of potato processing. We may be subjected to decreased availability or less favorable pricing for water, which could impact our manufacturing and distribution operations. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases, as well as more stringent regulation of water rights. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions, improve our energy efficiency, and reduce and reuse water, we may experience significant increases in our costs of operation and delivery. As a result, climate change could negatively affect our business and operations.

Deterioration of general economic conditions could harm our business and results of operations.

Our business, financial condition and results of operations may be adversely affected by changes in national or global economic conditions, including interest rates, access to capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.

Volatility in financial markets and deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:

•	decreased demand in the restaurant business, particularly fast food and casual dining, which may adversely affect our business;

•	volatility in commodity and other input costs could substantially impact our results of operations;

•	volatility in the financial markets or interest rates could substantially impact our pension costs and required pension contributions;

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

As of May 27, 2018, we had goodwill of $135.1 million and other intangibles of $35.4 million. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer, and could result in the incurrence of impairment charges and negatively impact our net worth.

We have a limited operating history as an independent public company, and our historical financial information is not necessarily indicative of our future financial condition, results of operations, or cash flows nor do they reflect what our financial condition, results of operations or cash flows would have been as an independent public company during the periods presented.

Our historical financial statements do not necessarily reflect what our financial condition, results of operations, or cash flows would have been as an independent public company during certain of the periods presented and is not necessarily indicative of our financial condition, results of operations, or cash flows for future periods. This is primarily a result of the following factors:

•

our historical combined financial results prior to the Separation reflect allocations of expenses for services historically provided by Conagra, and may not fully reflect the increased costs associated with being an independent public company, including significant changes in our cost structure, management, financing arrangements, and business operations as a result of our spinoff from Conagra;

•

our working capital requirements and capital expenditures historically have been satisfied as part of Conagra’s corporate-wide capital access, capital allocation, and cash management programs; our debt structure and cost of debt and other capital is significantly different from that reflected in our historical combined financial statements; and

•

our historical combined financial information may not fully reflect the effects of certain liabilities that were incurred or assumed by us and may not fully reflect the effects of certain assets that were transferred to, and liabilities that were assumed by, Conagra.

We are subject to significant restrictions under a tax matters agreement.

In connection with the spinoff, we entered into a tax matters agreement with Conagra. The tax matters agreement generally prohibits us, during the two-year period following the spinoff, from taking certain actions that could cause the spinoff and certain related transactions to fail to qualify as tax-free transactions. These restrictions include:

•	we may not cause or permit certain business combinations or transactions to occur;

•	we may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the Internal Revenue Code of 1986, as amended (“Code”));

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

It was intended that the spinoff, together with certain related transactions, would qualify as a tax-free “reorganization” within the meaning of Section 368(a)(1)(D) of the Code and a tax-free distribution within the meaning of Section 355 of the Code. In connection with the spinoff, Conagra received an opinion of tax counsel to the effect that those transactions will qualify for their intended tax treatment. However, an opinion of tax counsel does not preclude the Internal Revenue Service (“IRS”) or the courts from adopting a contrary position. The tax opinion relied on certain representations, covenants, and assumptions, including those relating to our and Conagra’s past and future conduct; if any of those representations, covenants or assumptions is inaccurate, the tax consequences of the spinoff could differ from the intended tax treatment. If the spinoff and/or certain related transactions fail to qualify for tax-free treatment, for any reason, Conagra and/or holders of its common stock would be subject to tax as a result of the spinoff and certain related transactions.

If the spinoff and/or the related transactions are not treated as tax-free transactions or are taxable to Conagra due to a breach by us (or any of our subsidiaries) of any covenant or representation made by us in the tax matters agreement, we will generally be required to indemnify Conagra for all tax-related losses suffered by Conagra in connection with the spinoff. In addition, we will not control the resolution of any tax contest relating to taxes suffered by Conagra in connection with the spinoff, and we may not control the resolution of tax contests relating to any other taxes for which we may ultimately have an indemnity obligation under the tax matters agreement. In the event that Conagra suffers tax-related losses in connection with the spinoff that must be indemnified by us under the tax matters agreement, the indemnification liability could have a material adverse effect on us.

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

In connection with the spinoff, Conagra agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Conagra’s ability to satisfy its indemnification obligations will not be impaired in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Eagle, Idaho and at May 27, 2018, we own and lease operating plants, office and support facilities, and farms in the following locations:

Location	Type of Facility and Number	Owned/ Leased

Domestic:
American Falls, ID	Plant	Owned (1)
Boardman, OR	Plant (3), Cold Storage	Owned (4)
Bentonville, AR	Office/Support Facility	Leased (1)
Boise, ID	Office/Support Facility	Leased (1)
Connell, WA	Plant	Owned (1)
Delhi, LA	Plant	Owned (1)
Eagle, ID	Office/Support Facility	Leased (1)
Hermiston, OR	Plant	Owned (1)
Kennewick, WA	Office/Support Facility (6)	Owned (1), Leased (5)
Miami, FL	Office/Support Facility	Leased (1)
Naperville, IL	Office/Support Facility	Leased (1)
Orlando, FL	Office/Support Facility	Leased (1)
Pasco, WA	Plant (2)	Owned (2)
Paterson, WA	Plant, Farm (4)	Owned (1), Leased (4)
Quincy, WA	Plant	Owned (1)
Richland, WA	Plant, Office/Support Facility (3)	Owned (3), Leased (1)
Twin Falls, ID	Plant	Owned (1)

International:
Beijing, China	Office/Support Facility	Leased (1)
Mexico City, Mexico	Office/Support Facility	Leased (1)
Shanghai, China	Office/Support Facility	Leased (1)
Shangdu, China	Plant, Farm	Owned (1), Leased (1)
Singapore	Office/Support Facility	Leased (1)
Taber, Canada	Plant, Cold Storage	Owned (2)
Tokyo, Japan	Office/Support Facility	Leased (1)

We use our farms as a source of raw materials, to better understand the costs of growing potatoes, and to deploy agronomic research. Our facilities vary in age and condition, and each of them has an active maintenance program to ensure a safe operating environment and to keep the facilities in good condition. We believe all our buildings are in satisfactory operating condition to conduct our business as intended.

Our manufacturing assets are shared across all reporting segments. Therefore, we do not identify or allocate assets by operating segment. For more information, see Note 13, Segments, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

In addition to the facilities noted above, our joint ventures own or lease warehouses and distribution facilities in Canada, China, the Netherlands, the United Kingdom, Austria, Russia, and the United States.

ITEM 3. LEGAL PROCEEDINGS

For information regarding our legal proceedings, see Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the ticker symbol “LW.” At July 16, 2018, there were 13,439 holders of record of our common stock. The majority of holders of Lamb Weston common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. Information regarding the market price of our common stock and dividends declared since the Separation is included in Note 15, Quarterly Financial Data (Unaudited), of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock made during the thirteen weeks ended May 27, 2018:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares	Value of Maximum
	of Shares (or	Price Paid	Purchased as Part of	Number of Shares that
	units)	Per Share	Publicly Announced	May Yet be Purchased
Period	Purchased (a)	(or unit)	Plans or Programs	Under the Program
February 26, 2018 through March 25, 2018	173	$55.05	—	—
March 26, 2018 through April 22, 2018	11,269	57.70	—	—
April 23, 2018 through May 27, 2018	—	—	—	—
Total	11,442	$57.66	—	—

(a)

We issue restricted stock units (“RSUs”) as part of our equity incentive plans. In our combined and consolidated financial statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting.

Performance Graph

The following graph and table compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Midcap Index and the S&P Packaged Food Index, which we consider to be our peer group. This graph covers the period from November 10, 2016 (the first day our common stock began trading on NYSE) through May 25, 2018 (the last trading day of our fiscal year). The graph and table assume that $100 was invested in our common stock, the S&P 400 Midcap Index, and the S&P Packaged Food Index on November 10, 2016, and that all dividends were reinvested.

Comparison of Cumulative Total Return since November 10, 2016*
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
11/10/2016
5/26/2017
5/25/2018
Lamb Weston
S&P 400 Midcap Index
S&P Packaged Foods Index

	November 10,	May 26,	May 27,
	2016	2017	2018
Lamb Weston	$100.00	$151.99	$220.92
S&P 400 Midcap Index	$100.00	$112.44	$128.83
S&P Packaged Food Index	$100.00	$111.15	$110.20

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

For the Fiscal Years Ended May	2018	2017	2016	2015	2014
Statement of Earnings Data:
Net sales	$3,423.7	$3,168.0	$2,993.8	$2,925.0	$2,815.2
Income from operations (a)	580.1	518.3	373.3	381.4	363.7
Income before income taxes and equity method earnings (a)	471.3	457.1	367.4	375.3	358.4
Equity method investment earnings	83.6	53.3	71.7	42.7	29.6
Income tax expense (b)	121.2	170.2	144.5	140.4	117.7
Net income attributable to Lamb Weston Holdings, Inc. (a) (b)	416.8	326.9	285.3	268.3	260.9
Earnings per share (a) (b) (c)
Basic	2.83	2.22	1.92	1.83	1.77
Diluted	2.82	2.22	1.92	1.83	1.77
Dividends declared per common share	0.75750	0.37500	N/A	N/A	N/A
Balance Sheet Data:
Total assets	2,752.6	2,485.6	2,158.3	2,055.9	1,930.0
Long-term debt, excluding current portion	2,336.7	2,365.0	104.6	86.5	124.3
Non-GAAP Financial Information: (d)
EBITDA including unconsolidated joint ventures	811.7	683.7	546.2	525.4	479.3
Adjusted EBITDA including unconsolidated joint ventures	820.4	707.1	593.4	526.1	502.5

(a)

Includes comparability items which are not considered part of our ongoing operations. For more information on these costs see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

(b)

Compared with fiscal 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) decreased income tax expense and increased net income by $64.7 million, or $0.44, including a $36.3 million, or $0.25 per share, tax benefit related to a lower U.S. corporate tax rate and a provisional $28.4 million, or $0.19 per share, benefit from the re-measurement of our net U.S. deferred tax liabilities using the new U.S. federal statutory tax rate, partially offset by a transition tax on previously untaxed foreign earnings.

(c)	Earnings per share prior to the Separation in fiscal 2017 was calculated based on 146 million shares of Lamb Weston common stock that were distributed to Conagra stockholders on November 9, 2016.

(d)

EBITDA and Adjusted EBITDA including unconsolidated joint ventures are non-GAAP financial measures. See the discussion of non-GAAP financial measures and the reconciliations under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliations of Non-GAAP Financial Measures to Reported Amounts” of this Form 10‑K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our combined and consolidated financial statements and related notes in “Part II, Item 8. Financial Statements and Supplementary Data" of

this Form 10-K. Results for the fiscal year ended May 27, 2018 are not necessarily indicative of results that may be attained in the future.

Overview

Lamb Weston, along with its joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products. We, along with our joint venture partners, are the number one supplier of value-added frozen potato products in North America. We are also a leading supplier of value-added frozen potato products internationally, with a strong and growing presence in high-growth emerging markets. We, along with our joint venture partners, offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent the majority of our value-added frozen potato product portfolio.

On November 9, 2016, we separated from Conagra and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of our outstanding common stock to Conagra stockholders. In connection with the Separation, Conagra transferred substantially all of the assets and liabilities and operations of the Lamb Weston business to us. Combined financial statements prior to the Separation were prepared on a stand-alone basis and were derived from Conagra’s consolidated financial statements and accounting records and reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of Conagra prior to the Separation and includes allocations for a portion of Conagra’s shared corporate general and administrative expenses. The combined financial position, results of operations, and cash flows as of dates and for periods prior to the Separation may not be indicative of what our financial position, results of operations, and cash flows would have been as a separate stand-alone public company during the periods presented, nor are they indicative of what our financial position, results of operations, and cash flows may be in the future.

Management’s discussion and analysis of our results of operations and financial condition, which we refer to in this filing as “MD&A,” is provided as a supplement to the combined and consolidated financial statements and related notes included elsewhere in this Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS) that is prepared using non-GAAP financial measures. See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definitions of Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to net income or diluted earnings per share.

Executive Summary

We had strong performance in fiscal 2018. Our financial results reflected the favorable operating environment that the Company has enjoyed over the past couple years. Our results also reflect our focus on delivering our strategic and operational objectives through an ongoing commitment to support our customers’ growth by investing in additional capacity, maintaining high levels of service, and developing innovative products and limited time offerings. Specifically, in fiscal 2018, compared with fiscal 2017:

•

Net sales increased $255.7 million, or 8%, to $3,423.7 million, compared with fiscal 2017. Price/mix increased 6% due to pricing actions and favorable product and customer mix. Volume increased 2%, including growth in each of our core operating segments.

•

Net income attributable to Lamb Weston increased $89.9 million, or 28%, to $416.8 million, and diluted earnings per share increased $0.60, or 27%, to $2.82. The increase was driven by lower income tax expense related to the Tax Act; net sales growth, higher equity method investment earnings; and lower expenses related to the Separation; partially offset by higher production costs, selling, general and administrative expenses and interest expense.
•

Excluding $28.4 million of income tax benefits from U.S. tax reform and $8.7 million ($5.7 million after taxes) and $26.5 million ($16.7 million after taxes) of costs related to the Separation in fiscal year 2018 and 2017, respectively, and a $3.1 million ($2.0 million after-tax) non-cash gain on assets in fiscal 2017, net income attributable to Lamb Weston increased approximately $52.5 million to $394.1 million.

•

Adjusted Diluted EPS increased $0.34, or 15%, to $2.66. Approximately $0.25 of the increase was driven by a lower U.S. corporate tax rate as a result of the Tax Act. The remainder of the increase reflects growth in income from operations and equity method investment earnings, partially offset by higher interest expense.

•	Adjusted EBITDA including unconsolidated joint ventures increased $113.3 million, or 16%, to $820.4 million, reflecting growth in income from operations and equity method investment earnings.
•

Gross profit increased $100.7 million, or 13%, to $879.5 million, driven by favorable price/mix, sales volume growth and supply chain efficiency savings, partially offset by input, manufacturing, transportation and warehousing cost inflation, higher depreciation expense primarily related to our new french fry production line in Richland, Washington, and higher incentive compensation costs.

•

Equity method investment earnings increased $30.3 million to $83.6 million, and included a nominal unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts compared to a $3.6 million gain in the prior year, a $5.4 million foreign currency translation benefit, and an approximate $4 million gain related to a divestiture of a non-core business.

•

Net cash provided by operating activities for fiscal 2018 was $481.2 million, compared with $446.9 million in the prior year. During fiscal 2018, we added $309.0 million of capital assets and paid $110.2 million in dividends to stockholders.

•

The Global segment’s net sales increased to $1,744.2 million, up $119.4 million, with price/mix up 5% and volume up 2%, compared with fiscal 2017. Global segment product contribution margin increased $37.1 million to $375.7 million.

•

The Foodservice segment’s net sales increased $69.1 million to $1,099.1 million, with price/mix up 6% and volume up 1%. Foodservice segment product contribution margin increased $35.2 million to $365.9 million.

•	The Retail segment’s net sales increased $64.3 million to $449.2 million, with volume up 12% and price/mix up 5%. Retail segment product contribution margin increased $9.7 million to $87.3 million.
•	The Other segment’s net sales increased $2.9 million to $131.2 million, with price/mix up 7% and volume down 5%. Other segment product contribution margin increased $9.7 million to $19.0 million.

Demand for frozen potato products continues to grow around the world. We expect to meet the increase in demand by investing in additional capacity. We began operating a new production line in Richland, Washington and Boardman, Oregon during the third quarter of fiscal 2018 and 2017, respectively, and we expect to begin operating a new production line in Hermiston, Oregon by the end of the fourth quarter of fiscal 2019. Additionally, in the fourth quarter of fiscal 2018, our Lamb-Weston/Meijer joint venture, in conjunction with a partner in the Russian Federation, initiated production at a newly-constructed french fry processing facility in Lipetsk, a special economic zone in south Moscow. In June 2017, our Lamb-Weston/Meijer joint venture also acquired the potato processing business of Oerlemans Foods, which included a potato processing facility located in Broekhuizenvorst, the Netherlands.

Markets

We operate in the global value-added frozen potato products industry, with the majority of our sales derived from products sold to customers in North America, and the remainder sold to customers primarily in Asia, Europe, Latin America, Oceania and the Middle East.

In general, demand for frozen potato products grew steadily in fiscal 2018. In North America, volume demand growth was driven by quick service restaurant chains (“QSRs”) and casual dining restaurant chains. Internationally, demand growth was driven by increased access to consumers through continued expansion in these markets by both North America-based QSRs, local QSRs, and restaurant chains. In addition, in emerging markets, demand growth was driven by increased affordability due to higher per capita incomes and increased appeal of Western-style food offerings and diets.

In this environment of growing volume demand, there was limited available capacity to produce frozen potato products in fiscal 2018, especially in North America, which led to increased prices across the industry.

Outlook

In fiscal 2019, we expect the operating environment to be generally favorable given the continued growth in volume demand and high industry manufacturing capacity utilization levels. A number of manufacturers, including Lamb Weston, have announced intentions to add production capacity over the next five years, largely in Europe, North America and China, which will likely ease the industry’s near-term production constraints. In addition, compared with fiscal 2018, we expect a higher rate of inflation for many of our commodity, manufacturing, transportation and warehousing costs. We also expect significantly higher selling, general and administrative costs as a result of investments in our information systems and enterprise resource planning infrastructure, as well as sales, marketing, innovation, operations and other functional capabilities, designed to drive operating efficiencies and support future growth.

Results of Operations

We have four reportable segments: Global, Foodservice, Retail, and Other. For each period presented, we report net sales and product contribution margin by segment. Net sales and product contribution margin are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. We define product contribution margin as net sales less cost of sales and advertising and promotion expenses. Product contribution margin excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance for the period. For additional information on our reportable segments, see Note 13, Segments, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Fiscal Year Ended May 27, 2018 Compared to Fiscal Year Ended May 28, 2017

Net Sales and Product Contribution Margin (dollars in millions)

	For the Fiscal Years Ended May
	Net Sales			Product Contribution Margin
	2018	2017	Inc/(Dec)	2018	2017	Inc/(Dec)
Global	$1,744.2	$1,624.8	7%	$375.7	$338.6	11%
Foodservice	1,099.1	1,030.0	7%	365.9	330.7	11%
Retail	449.2	384.9	17%	87.3	77.6	13%
Other	131.2	128.3	2%	19.0	9.3	NM
Total	$3,423.7	$3,168.0	8%	$847.9	$756.2	12%

Net Sales

Lamb Weston’s net sales for fiscal 2018 were $3,423.7 million, an increase of $255.7 million, or 8%, compared with fiscal 2017. Net sales in fiscal 2018 reflect a 6% increase in price/mix and 2% increase in volume growth, with growth in each core operating segment.

Global net sales increased $119.4 million, or 7%, to $1,744.2 million, compared with $1,624.8 million in fiscal 2017. Net sales in fiscal 2018 reflect a 5% increase in price/mix associated with price increases in both domestic and international markets, as well as improved customer and product mix. Sales volumes increased 2%, primarily driven by organic growth and new business with major restaurant chains in North America. While net sales in international markets increased nominally, sales volumes declined as we chose to improve customer and product mix, as well as lower shipments to certain export markets.

Foodservice net sales increased $69.1 million, or 7%, to $1,099.1 million, compared with $1,030.0 million in fiscal 2017. Net sales in fiscal 2018 reflect a 6% increase related to favorable pricing, as well as actions to improve customer and product mix. Sales volume increased 1%, which was primarily related to growth of sales of Lamb Weston-branded and operator label products to small and mid-sized restaurant chains, partially offset by lower sales volume of distributor label products.

Retail net sales increased $64.3 million, or 17%, to $449.2 million, compared with $384.9 million in fiscal 2017. Net sales in fiscal 2018 reflect a 12% increase in sales volume, driven by distribution gains of Grown in Idaho and other branded products, as well as increased shipments of private label products. Price/mix increased 5%, reflecting higher prices across the branded and private label portfolios, as well as improved mix, partially offset by higher trade investments to support expanded distribution of Grown in Idaho branded products.

Net sales in our Other segment increased $2.9 million, or 2%, to $131.2 million, compared with $128.3 million in fiscal 2017, primarily due to favorable product mix in our vegetable business.

Product Contribution Margin

Global product contribution margin increased $37.1 million, or 11%, to $375.7 million in fiscal 2018, as a result of favorable price/mix and volume growth. Global cost of sales was $1,361.8 million, or 6% higher in fiscal 2018, as compared to fiscal 2017, largely due to higher volume, input, manufacturing, transportation and warehousing cost inflation, higher depreciation expense primarily related to our new french fry production line in Richland, Washington, and higher incentive compensation costs, partially offset by supply chain efficiency savings. Advertising and promotion spending was $0.9 million higher in 2018, as compared to fiscal 2017.

Foodservice product contribution margin increased $35.2 million, or 11%, to $365.9 million in fiscal 2018, primarily as a result of favorable price/mix. Cost of sales was $724.7 million, or 5% higher in fiscal 2018, as compared to fiscal 2017, largely due to input, manufacturing, transportation and warehousing cost inflation, higher depreciation expense primarily related to our new french fry production line in Richland, Washington, and higher compensation costs, partially offset by supply chain efficiency savings. Advertising and promotion spending was $1.6 million higher in fiscal 2018, compared with fiscal 2017.

Retail product contribution margin increased $9.7 million, or 13%, to $87.3 million in fiscal 2018 due to favorable price/mix and higher sales volumes. Cost of sales was $346.0 million, or 16% higher in fiscal 2018 as compared to fiscal 2017, largely due to higher volume and transportation, warehousing, input and manufacturing cost inflation. Advertising and promotion spending was $6.5 million higher in fiscal 2018, compared with fiscal 2017, as we invested behind the introduction of Grown In Idaho branded products.

Other product contribution margin increased $9.7 million to $19.0 million in fiscal 2018, as compared to $9.3 million in fiscal 2017. The increase was primarily due to a change in unrealized mark-to-market adjustments of approximately $4 million related to our commodity option contracts and an expense in the prior year related to a recall of some vegetable products that were produced by a third party.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $38.9 million, or 15%, in fiscal 2018 compared with fiscal 2017. Fiscal 2018 and 2017, included $8.7 million ($5.7 million after-tax) and $26.5 million ($16.7 million after-tax) of expenses for costs related to the Separation, primarily related to professional fees and other employee-related costs. Fiscal 2017 also included a $3.1 million ($2.0 million after-tax) non-cash gain on assets. Excluding these items, fiscal 2018, selling, general and administrative expenses increased $53.6 million, or 23%, versus the prior year largely due to incremental costs associated with being a stand-alone public company, higher incentive compensation costs based on operating performance, and a $9.0 million increase in advertising and promotional support. In addition, the increase in selling, general and administrative expenses also includes approximately $5 million to establish a new Lamb Weston charitable foundation, and approximately $4 million of costs related to transitioning our Foodservice segment go-to-market strategy from a broker-led sales model to a direct sales model.

Interest Expense, Net

Interest expense, net was $108.8 million in fiscal 2018, an increase of $47.6 million compared with fiscal 2017. The increase in interest expense, net was the result of recognizing interest expense for a full-year for the debt incurred in connection with the Separation, compared with recognizing approximately only seven months of interest expense on this debt during fiscal 2017.

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

Income Taxes

	For the Fiscal Years Ended May
	2018		2017
Income before income taxes and equity method earnings	$471.3		$457.1
Equity method investment earnings	83.6		53.3
	$554.9		$510.4

Income tax expense	$121.2		$170.2

Effective tax rate	21.8%	(a)	33.3%

(a)

Excluding $28.4 million of provisional impacts of the Tax Act, the effective tax rate was 27.0%. This rate varies from the fiscal 2018 U.S. federal statutory tax rate of 29.3%, primarily due to the impact of U.S. state taxes, the domestic manufacturers deduction, foreign taxes, and other permanent differences.

The Tax Act decreased income tax expense by $64.7 million; $36.3 million of the decrease related to a lower U.S. corporate tax rate and $28.4 million related to the provisional impacts of the Tax Act that was enacted in December 2017. For further information on the Tax Act and its impact, see Note 4, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures and include our share of the earnings based on our economic ownership interest in them. Lamb Weston’s share of earnings from its equity method investments was $83.6 million and $53.3 million for fiscal 2018 and 2017, respectively. These amounts included a nominal unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the current year, and a $3.6 million gain related to the contracts in fiscal 2017. Excluding these adjustments, earnings from equity method investments increased $33.9 million, driven by solid operating results in Europe and the U.S., including lower raw potato and production costs in Europe, volume growth, a $5.4 million foreign currency translation benefit, and an approximate $4 million gain related to a divestiture of a non-core business. The increase was partially offset by lower price/mix in Europe. For more information about our joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Fiscal Year Ended May 28, 2017 Compared to Fiscal Year Ended May 29, 2016

Net Sales and Product Contribution Margin (dollars in millions)

	For the Fiscal Years Ended May
	Net Sales			Product Contribution Margin
	2017	2016	Inc/(Dec)	2017	2016	Inc/(Dec)
Global	$1,624.8	$1,549.4	5%	$338.6	$293.2	15%
Foodservice	1,030.0	946.0	9%	330.7	253.0	31%
Retail	384.9	372.1	3%	77.6	69.1	12%
Other	128.3	126.3	2%	9.3	20.9	(56%)
Total	$3,168.0	$2,993.8	6%	$756.2	$636.2	19%

Net Sales

Lamb Weston’s net sales for fiscal 2017 were $3,168.0 million, an increase of $174.2 million, or 6%, compared with fiscal 2016. Net sales in fiscal 2017 reflect a 4% increase in price/mix and volume growth of 2%, with growth across our core operating segments.

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

Product Contribution Margin

Global product contribution margin increased $45.4 million, or 15%, to $338.6 million in fiscal 2017, as a result of favorable price/mix, supply chain efficiency savings, and volume growth. Global cost of sales was $1,280.4 million, or 3% higher in fiscal 2017, as compared to fiscal 2016, largely due to higher volume, partially offset by supply chain efficiency savings. Advertising and promotion spending was $1.1 million lower in 2017, as compared to fiscal 2016, driven by the timing of costs related to our global rebranding in fiscal 2016.

Foodservice product contribution margin increased $77.7 million, or 31%, to $330.7 million in fiscal 2017 as a result of favorable price/mix, supply chain efficiency savings, and volume growth. Cost of sales was $692.4 million, or 1% higher in fiscal 2017, as compared to fiscal 2016, largely due to higher volume, partially offset by supply chain efficiency savings. Advertising and promotion spending was $0.3 million lower in fiscal 2017, compared with fiscal 2016.

Retail product contribution margin increased $8.5 million, or 12%, to $77.6 million due to favorable price/mix. Cost of sales was $297.8 million, or 2% higher in fiscal 2017 as compared to fiscal 2016, largely due to higher volume and higher supply chain costs. Advertising and promotion spending was $1.7 million lower in fiscal 2017, compared with fiscal 2016, due to the timing of marketing and promotional spending.

Other product contribution margin decreased $11.6 million, or 56%, to 9.3 million in fiscal 2017, due primarily to the unrealized mark-to-market losses related to our commodity option contracts and lower sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $28.0 million, or 10%, to $260.5 million in fiscal 2017, compared with fiscal 2016. Fiscal 2017 included $26.5 million ($16.7 million after-tax) of expenses for costs related to the Separation, primarily related to professional fees, and a $3.1 million ($2.0 million after-tax) non-cash gain on assets. Fiscal 2016 included $64.9 million ($45.3 million after-tax) of comparability items, primarily comprised of $59.5 million of actuarial losses related to a pension liability and $5.3 million of costs related to the spinoff from Conagra. Excluding these costs for each fiscal year, and the non-cash gain on assets, in fiscal 2017, selling, general and administrative expenses increased $13.5 million, or 6%, versus the prior year largely due to incremental costs associated with being a stand-alone public company, as well as higher incentive compensation costs attributable to our operating performance.

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

Income Taxes

Income tax expense for fiscal 2017 and 2016 was $170.2 million and $144.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 33% for both fiscal 2017 and 2016. The effective tax rate varied from the U.S. federal statutory tax rate of 35% principally due to the impact of U.S. state taxes, the domestic manufacturers’ deduction, foreign taxes, and other permanent differences.

Equity Method Investment Earnings

Lamb Weston’s share of earnings from its equity method investments was $53.3 million and $71.7 million for fiscal 2017 and 2016, respectively. Equity method investment earnings for fiscal 2017 were lower due to a $17.7 million non-cash gain related to the settlement of a pension plan of Lamb-Weston/Meijer in fiscal 2016. In fiscal 2017, the effect of higher raw potato costs in Europe were essentially offset by higher pricing, cost savings initiatives and a $3.6 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts. For more information about our joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Liquidity and Capital Resources

In fiscal 2018, we generated $481.2 million of operating cash flow and made $309.0 million of capital expenditures, which included expenditures for significant expansions at our Boardman, Oregon and Richland, Washington facilities. At May 27, 2018, we had $55.6 million of cash and cash equivalents compared to $57.1 million at May 28, 2017. Additionally, we had $496.6 million of available borrowing capacity on our revolving credit facility at May 27, 2018. Currently, our primary uses of cash are for operations, capital expenditures, dividends on our common stock, debt service and income tax payments. The Tax Act enacted in December 2017, imposes a tax on all previously untaxed foreign earnings. As a result, we recognized a provisional transition tax expense of $11.5 million, which will primarily be paid over the next eight years.

We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payment of any dividends on our common stock declared, for at least the next twelve months.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities (dollars in millions):

	For the Fiscal Years Ended May
	2018	2017	2016
Net cash flows provided by (used for):
Operating activities	$481.2	$446.9	$382.3
Investing activities	(306.8)	(285.3)	(144.3)
Financing activities	(178.9)	(142.0)	(232.8)
	(4.5)	19.6	5.2
Effect of exchange rate changes on cash and cash equivalents	3.0	1.1	0.6
Net increase (decrease) in cash and cash equivalents	$(1.5)	$20.7	$5.8

Operating Activities

Fiscal 2018 Compared with Fiscal 2017

The major components of cash provided by operations are earnings from operations adjusted for non-cash income and expense items and changes in working capital. Cash generated from operating activities increased $34.3 million to $481.2 million in fiscal 2018, compared with $446.9 million in fiscal 2017. Earnings from continuing operations, adjusted for non-cash income and expense and other items, increased $91.4 million primarily due to favorable price/mix, and volume. Changes in operating assets and liabilities used $57.1 million more cash in fiscal 2018, compared with 2017. The decrease in cash provided by changes in operating assets and liabilities was driven primarily by higher accounts receivable levels in fiscal 2018, compared to fiscal 2017 due to increased sales and timing of collections, the timing of payments for accrued expenses relating to employee compensation and accrued interest in fiscal 2018, and the timing of payments for accounts payable. These cash outflows were offset partially by lower payments for income taxes, primarily related to the Tax Act.

Fiscal 2017 Compared with Fiscal 2016

Cash generated from operating activities increased $64.6 million to $446.9 million in fiscal 2017, compared with $382.3 million in fiscal 2016. Earnings from continuing operations, adjusted for non-cash income and expense and other items, increased $78.3 million due to favorable price/mix, supply chain efficiency savings, and volume growth. Cash provided by operating assets and liabilities decreased $13.7 million in fiscal 2017, compared with fiscal 2016. The decrease in cash provided by changes in operating assets and liabilities was driven primarily by more cash required for taxes based on operating performance, a build-up of inventory ahead of planned production outages to implement capital projects, and an increase in prepaid expenses and other current assets related to the timing of grower prepayments, partially offset by increases in accounts payable and accrued expenses, which related primarily to higher incentive compensation costs attributable to our operating performance.

Investing Activities

Fiscal 2018 Compared with Fiscal 2017

Investing activities used $306.8 million of cash in fiscal 2018, compared with $285.3 million in fiscal 2017. These expenditures include plant capacity expansions at our Richland, Washington and Boardman, Oregon facilities.

We expect capital investments in fiscal 2019 to be approximately $360 million, which excludes acquisitions, but includes approximately $200 million to complete the construction of the 300 million pound french fry production line in Hermiston, Oregon, which is expected to be operational in May 2019. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. At May 27, 2018, we had commitments for capital expenditures of $158.6 million. In June 2018, we provided notice to Ochoa of our exercise of a call option to purchase Ochoa’s interest in Lamb Weston BSW. We expect to pay approximately $65 million and will consummate the transaction as soon as practicable. We believe that cash-on-hand combined with cash flows from operations will be sufficient to fund these commitments.

Fiscal 2017 Compared with Fiscal 2016

Investing activities used $285.3 million of cash in fiscal 2017, compared with $144.3 million in fiscal 2016. The increase related primarily to our plant capacity expansions at our Boardman, Oregon and Richland, Washington facilities in fiscal 2017. The chopped and formed production line in Boardman, Oregon started up in the third quarter of fiscal 2017.

Financing Activities

Fiscal 2018 Compared with Fiscal 2017

During fiscal 2018, cash used for financing activities totaled $178.9 million, compared with cash used for financing activities of $142.0 million in fiscal 2017. During fiscal 2018, financing activities primarily related to the payment of $110.2 million in dividends on our common stock, $39.2 million of debt payments, primarily scheduled payments under our term loan facility, distributions paid to noncontrolling interest of $14.6 million, and $14.4 million of payments related to short-term borrowings. We had no net transfers to Conagra in fiscal 2018, compared with $38.8 million of net transfers in fiscal 2017.

During fiscal 2017, cash used for financing activities primarily related to the Separation. In fiscal 2017, we issued $2,341.0 million of debt in connection with the Separation, of which $1,542.9 million of proceeds were distributed directly to Conagra (including $25.4 million that Conagra used to pay debt issuance costs) and are considered a noncash financing activity for Lamb Weston. We received $798.1 million of cash proceeds from the debt issuance. We used the $798.1 million of proceeds, together with borrowings on our revolving credit facility, to fund an $823.5 million cash payment to Conagra on the Separation Date. We paid $27.4 million of dividends to common stockholders, $12.3 million of debt issuance costs, and $2.8 million of net short-term borrowings. We made cash distributions to noncontrolling interest of $12.2 million and $23.8 million of debt repayments in fiscal 2017.

For more information about our debt, including among other items, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Notes to the Combined and Consolidated Financial Statements in “Part

II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. At May 27, 2018, we were in compliance with the financial covenant ratios and other covenants contained in the Credit Agreement.

Fiscal 2017 Compared with Fiscal 2016

During fiscal 2017, cash used for financing activities totaled $142.0 million, compared with $232.8 million during fiscal 2016. The year-over-year change in financing activities primarily related to the Separation in fiscal 2017, while in fiscal 2016, cash was primarily used for transfers to Conagra, as we were part of Conagra’s cash management system through the Separation Date. We had $38.8 million of net transfers to Conagra in fiscal 2017, compared with $236.8 million of net transfers in fiscal 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of May 27, 2018 that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

A summary of our contractual obligations as of May 27, 2018, were as follows. The expected timing of payments of the obligations in the table are estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

	Payments Due by Period (a)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Short-term borrowings	$9.6	$9.6	$—	$—	$—
Long-term debt, including current portion, excluding financing obligations (b)	2,326.8	35.3	70.8	535.2	1,685.5
Interest on long-term debt (c)	685.0	105.4	206.8	169.4	203.4
Operating leases (d)	89.3	20.7	34.2	17.8	16.6
Financing obligations (e)	79.0	3.4	6.3	6.3	63.0
Purchase obligations (f)	466.3	81.6	96.3	47.3	241.1
Capital commitments (g)	158.6	158.6	—	—	—
Other long-term liabilities reflected on our Consolidated Balance Sheet (h):
Compensation and benefits (i)	26.9	—	8.3	0.9	17.7
Other (j)	21.3	—	3.8	4.2	13.3
Total	$3,862.8	$414.6	$426.5	$781.1	$2,240.6

(a)

The table assumes amounts included in the “Less than 1 Year” column represent obligations for our fiscal year 2019. The remaining columns correspond to our fiscal years as follows: “1-3 Years” represents fiscal 2020 and 2021, “3-5 Years” represents fiscal 2022 and 2023, and “After 5 Years” represents fiscal 2024 and thereafter.

(b)

The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt. Amounts are reported gross. Balances have not been reduced by the $30.4 million of unamortized debt issuance costs at May 27, 2018. See Note 9, Debt Financing Obligations, of the Notes to the Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(c)

Amounts represent estimated future interest payments as of May 27, 2018, assuming our long-term debt is held to maturity and using interest rates in effect at May 27, 2018. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K for the impact of changes in interest rates on our future cash flows.

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

(e)	Includes interest payments associated with financing obligations of $30.7 million.

(f)

Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year. Excludes purchase commitments under potato supply agreements due to uncertainty of pricing and quantity. Potato supply agreements have maximum contracted pricing with deductions for certain quality attributes, and quantities purchased are determined by the yields produced on contracted acres. Total purchases under all our potato supply agreements were $595.8 million, $596.1 million, and $571.0 million in fiscal 2018, 2017, and 2016, respectively.

(g)

Capital commitments represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our Combined and Consolidated Balance Sheet as of May 27, 2018, as we had not yet received the related goods nor taken title to the property.

(h)	Long-term deferred income taxes of $92.1 million are excluded from this table, because the timing of their future cash outflows are uncertain.

(i)

Amounts primarily consist of pension, post-retirement obligations, stock-based payment obligations, and deferred compensation plans. See Note 7, Employee Benefit Plans and Other Post-Retirement Benefits, and Note 10, Stock-based Compensation, of the Notes to the Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(j)

Long-term workers compensation of $8.5 million and uncertain tax positions of $13.2 million are excluded from this table because the timing of their future cash outflows are uncertain. Amount also excludes $14.4 million of a deferred gain as the amount is non-cash.

For the majority of restricted stock units (“RSUs”) granted, the number of shares of common stock issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The obligation to pay the relevant taxing authority is excluded from the table above, as the amount is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.

Although we expect to pay approximately $65 million to purchase Ochoa’s interest in Lamb Weston BSW, such amount is excluded from the table above as it is subject to ongoing negotiations with Ochoa. Once finalized, we expect to consummate the transaction as soon as practicable.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, each of which is considered a non-GAAP financial measure.

Lamb Weston’s management uses Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS to evaluate the Company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. The Company includes these non-GAAP financial measures because management believes they are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measures, such as net income (loss) or diluted earnings per share, and there are limitations to using non‑GAAP financial measures.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	For the Fiscal Years Ended May
	2018	2017	2016	2015	2014
Net income attributable to Lamb Weston Holdings, Inc.	$416.8	$326.9	$285.3	$268.3	$260.9
Income attributable to noncontrolling interests	16.9	13.3	9.3	9.3	9.4
Equity method investment earnings	(83.6)	(53.3)	(71.7)	(42.7)	(29.6)
Interest expense, net	108.8	61.2	5.9	6.1	5.3
Income tax expense	121.2	170.2	144.5	140.4	117.7
Income from operations	580.1	518.3	373.3	381.4	363.7
Depreciation and amortization	138.7	106.6	95.9	96.4	79.2
Items impacting comparability (a)
Expenses related to the Separation	8.7	26.5	5.3	—	—
Non-cash gain on assets	—	(3.1)	—	—	—
Expense related to actuarial losses in excess of 10% of related pension liability	—	—	59.5	—	3.4
Expenses related to SCAE Plan	—	—	0.1	0.7	2.1
Expense related to the impairment of a previously idled production facility	—	—	—	—	13.9
Expense related to the impairment of certain assets received in connection with the bankruptcy of an onion products supplier	—	—	—	—	8.9
Gain related to the sale of land received in connection with the bankruptcy of an onion products supplier	—	—	—	—	(5.1)
Adjusted EBITDA (b)	727.5	648.3	534.1	478.5	466.1

Unconsolidated Joint Ventures
Equity method investment earnings	83.6	53.3	71.7	42.7	29.6
Interest expense, income tax expense, and depreciation and amortization
included in equity method investment earnings	30.3	22.5	18.2	17.6	19.6
Items impacting comparability (c)
Gain related to pension plan settlement	—	—	(17.7)	—	—
Add: EBITDA from unconsolidated joint ventures	113.9	75.8	72.2	60.3	49.2

Consolidated Joint Ventures
Income attributable to noncontrolling interests	(16.9)	(13.3)	(9.3)	(9.3)	(9.4)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	(4.1)	(3.7)	(3.6)	(3.4)	(3.4)
Subtract: EBITDA from consolidated joint ventures	(21.0)	(17.0)	(12.9)	(12.7)	(12.8)

Adjusted EBITDA including unconsolidated joint ventures	$820.4	$707.1	$593.4	$526.1	$502.5

(a)

Fiscal 2018, 2017 and 2016 include $8.7 million, $26.5 million and $5.3 million, respectively, of expenses related to the Separation. In fiscal 2018, the expenses related primarily to professional fees and other employee-related costs. In fiscal 2017 and 2016, the expenses related primarily to professional fees.

Fiscal 2017 includes a $3.1 million non-cash gain on assets.

Fiscal 2016 and 2014 include $59.5 million and $3.4 million, respectively, of charges reflecting Lamb Weston’s portion of actuarial losses in excess of 10% of Conagra’s pension liability for Conagra sponsored plans.

Fiscal 2016, 2015, and 2014 include $0.1 million, $0.7 million, and $2.1 million, respectively, related to costs incurred in connection with Conagra’s initiative to improve selling, general and administrative effectiveness and efficiencies, which is referred to as the Supply Chain and Administrative Efficiency Plan (“SCAE Plan”).

Fiscal 2014 includes $13.9 million related to a non-cash impairment of a previously idled small production facility, classified within selling, general and administrative expenses.

Fiscal 2014 includes $8.9 million related to a non-cash impairment in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier, classified within selling, general and administrative expenses.

Fiscal 2015 includes a $5.1 million non-cash gain on the sale of land received in connection with the bankruptcy of an onion products supplier, classified within selling, general and administrative expenses.

(b)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

(c)	Fiscal 2016 includes a $17.7 million non-cash gain related to the settlement of a pension plan at our Lamb-Weston/Meijer joint venture.

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	For the Fiscal Years Ended May
	2018 (a)	2017 (a)
As reported	$2.82	$2.22
Items impacting comparability:
Expenses related to the Separation (b) (e)	0.03	0.11
Tax reform (c)	(0.19)	—
Non-cash gain on assets (d) (e)	—	(0.01)
Total items impacting comparability	(0.16)	0.10
Adjusted (f)	$2.66	$2.32

(a)	Diluted weighted average common shares were 147.0 million and 146.6 million for fiscal 2018 and 2017.

(b)

Fiscal 2018 and 2017 include $8.7 million of pre-tax expenses ($5.7 million after tax) and $26.5 million of pre-tax expenses ($16.7 million after tax), respectively related to the Separation. In all periods, the expenses related primarily to professional fees and other employee-related costs.

(c)

Includes a provisional $28.4 million net benefit, comprised of a $39.9 million benefit from the re-measurement of our net U.S. deferred tax liabilities using the new U.S. federal statutory tax rate, partially offset by an $11.5 million transition tax on our previously untaxed foreign earnings. We will continue to refine these amounts within the measurement period allowed by Staff Accounting Bulletin No.118, which will not exceed one year from the enactment date of the Tax Act.

(d)	Fiscal 2017 includes a $3.1 million of pre-tax ($2.0 million after tax) non-cash gain on assets.

(e)	Items impacting comparability are tax-effected at the marginal rate based on the applicable tax jurisdiction.

(f)

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

Critical accounting estimates are those that are most important to the portrayal of our financial condition and operating results. These estimates require management’s most difficult, subjective, or complex judgments. We review the development, selection, and disclosure of our critical accounting estimates with the Audit and Finance Committee of our Board of Directors. We believe that of our significant accounting policies, the following involve a higher degree of judgment and/or complexity.

Income Taxes

We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Management judgments are required for the following items:

•

Management reviews deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

•

We establish accruals for unrecognized tax benefits when, despite the belief that our tax return positions are fully supported, we believe that an uncertain tax position does not meet the recognition threshold of ASC 740, “Income Taxes.” The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular matter, we believe that the accruals for unrecognized tax benefits at May 27, 2018, reflect the likely outcome of known tax contingencies as of such date in accordance with accounting for uncertainty in income taxes under ASC 740.

•

As a result of the Tax Act, we recorded provisional estimates for a transition tax on earnings of non-U.S. subsidiaries that have not been taxed previously in the U.S. and the remeasurement of deferred income taxes with a new lower statutory tax rate. The transition tax is based on our total post-1986 foreign earnings and profits that were previously deferred from U.S. taxation. We have not yet completed our substantiation of the underlying data and therefore our taxable base estimates may change. Our estimates of foreign tax credits may also change as we substantiate tax credits claimed. Further, the transition tax is based in part on the amount of foreign earnings held in cash and other liquid assets. The transition tax may change as we more precisely calculate amounts held in liquid and illiquid assets at the various measurement dates. If the final tax outcome of these matters is different than provisional amounts, its impact will be recorded within the quarter in which the estimate is updated or finalized. Due to the complexities inherent in adopting the changes, the SEC provided accounting and reporting guidance that allows us to refine the provisional estimates within a measurement period up to one year from the enactment of the Tax Act. New guidance from regulators, interpretation of the law, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts.

•

We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences. Remittances of non-U.S. earnings are based on estimates and judgments of projected cash flow needs, as well as the working capital and investment requirements of our non-U.S. and U.S. operations. Material changes in our estimates of cash, working capital, and investment needs in various jurisdictions could require repatriation of indefinitely reinvested non-U.S. earnings, which could be subject to applicable non-U.S. income and withholding taxes

While we believe the judgements and estimates discussed above and made by management are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts. Further information on income taxes is provided in Note 4, Income Taxes, of the Notes to Combined Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

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

Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, and other activities conducted by our customers to promote our products. The cost of these programs are recognized as a reduction to revenue with a corresponding accrued liability based on estimates made at the time of shipment or coupon release. Estimates made by management in accounting for these costs are based primarily on our historical experience with marketing programs, with consideration given to current circumstances and industry trends and include the following: quantity of customer sales, timing of promotional activities, current and past trade-promotion spending patterns, the interpretation of historical spending trends by customer and category, and forecasted costs for activities within the promotional programs.

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

Cost Allocations

Prior to the Separation that occurred during fiscal 2017, Conagra provided a variety of services to Lamb Weston, such as treasury and cash management, procurement, information technology, general accounting and finance, payroll and human resources, legal and communications, real estate and facilities, and other general and administrative services. To the extent that costs were not directly attributable to us (direct costs primarily include restructuring charges and employee benefits for Lamb Weston personnel which include certain stock-based compensation, pension and post-retirement benefits, healthcare and workers’ compensation), Conagra allocated certain selling, general and administrative costs to us based on specific metrics correlated with the cost of these services (e.g., employee headcount, net sales, square footage of office space, etc.).

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

Based on our open commodity contract hedge positions as of May 27, 2018, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $5.3 million ($4.0 million net of income tax benefit). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At May 27, 2018, we had $1,687.5 million of fixed-rate and $648.9 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.6 million annually.

For more information about our market risks, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAY DATA

Reports of Independent Registered Public Accounting Firm	45
Combined and Consolidated Statements of Earnings for the fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016	48
Combined and Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016	49
Consolidated Balance Sheets as of May 27, 2018 and May 28, 2017	50
Combined and Consolidated Statements of Stockholders’ Equity for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016	51
Combined and Consolidated Statements of Cash Flows for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016	52
Notes to Combined and Consolidated Financial Statements	53

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamb Weston Holdings, Inc.:

Opinion on the Combined and Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamb Weston Holdings, Inc. and subsidiaries (the Company) as of May 27, 2018 and May 28, 2017, the related combined and consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 27, 2018, and the related notes and financial statement schedule (collectively, the combined and consolidated financial statements). In our opinion, the combined and consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 27, 2018 and May 28, 2017, and the results of its operations and its cash flows for each of the years in the three year period ended May 27, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 25, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These combined and consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined and consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the combined and consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined and consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined and consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Seattle, Washington

July 25, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamb Weston Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Lamb Weston Holdings, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 27, 2018 and May 28, 2017, the related combined and consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 27, 2018, and the related notes and financial statement schedule (collectively, the combined and consolidated financial statements), and our report dated July 25, 2018 expressed an unqualified opinion on those combined and consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Seattle, Washington

July 25, 2018

Lamb Weston Holdings, Inc.

Combined and Consolidated Statements of Earnings

(dollars in millions, except per-share amounts)

	For the Fiscal Years Ended May
	2018	2017	2016
Net sales	$3,423.7	$3,168.0	$2,993.8
Cost of sales	2,544.2	2,389.2	2,332.0
Gross profit	879.5	778.8	661.8
Selling, general and administrative expenses	299.4	260.5	288.5
Income from operations	580.1	518.3	373.3
Interest expense, net	108.8	61.2	5.9
Income before income taxes and equity method earnings	471.3	457.1	367.4
Income tax expense	121.2	170.2	144.5
Equity method investment earnings	83.6	53.3	71.7
Net income	433.7	340.2	294.6
Less: Income attributable to noncontrolling interests	16.9	13.3	9.3
Net income attributable to Lamb Weston Holdings, Inc.	$416.8	$326.9	$285.3
Earnings per share
Basic	$2.83	$2.22	$1.92
Diluted	$2.82	$2.22	$1.92
Dividends declared per common share	$0.75750	$0.37500	$—

See Notes to Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Combined and Consolidated Statements of Comprehensive Income (Loss)

(dollars in millions)

	For the Fiscal Years Ended May
	2018			2017			2016
		Tax			Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$554.9	$(121.2)	$433.7	$510.4	$(170.2)	$340.2	$439.1	$(144.5)	$294.6
Other comprehensive income (loss):
Reclassification of pension and post-retirement benefits out of accumulated other comprehensive income (loss)	0.3	(0.1)	0.2	—	—	—	(5.3)	1.3	(4.0)
Unrealized pension and post-retirement benefit obligations	(6.0)	1.7	(4.3)	1.6	(0.6)	1.0	7.2	(1.8)	5.4
Unrealized currency translation gains (losses)	9.1	—	9.1	(1.1)	—	(1.1)	(5.5)	—	(5.5)
Comprehensive income (loss)	558.3	(119.6)	438.7	510.9	(170.8)	340.1	435.5	(145.0)	290.5
Less: Comprehensive income attributable to noncontrolling interests	16.9	—	16.9	13.3	—	13.3	9.3	—	9.3
Comprehensive income (loss) attributable to Lamb Weston	$541.4	$(119.6)	$421.8	$497.6	$(170.8)	$326.8	$426.2	$(145.0)	$281.2

See Notes to Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions except share data)

	May 27,	May 28,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$55.6	$57.1
Receivables, less allowance for doubtful accounts of $0.6 and $0.5	225.9	185.2
Inventories	549.7	525.0
Prepaid expenses and other current assets	99.2	90.9
Total current assets	930.4	858.2
Property, plant and equipment, net	1,420.8	1,271.2
Goodwill	135.1	133.0
Intangible assets, net	35.4	37.2
Equity method investments	219.8	178.6
Other assets	11.1	7.4
Total assets	$2,752.6	$2,485.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$9.6	$22.0
Current portion of long-term debt and financing obligations	38.7	37.9
Accounts payable	254.4	295.0
Accrued liabilities	216.0	200.5
Total current liabilities	518.7	555.4
Long-term liabilities:
Long-term debt, excluding current portion	2,336.7	2,365.0
Deferred income taxes	92.1	90.5
Other noncurrent liabilities	84.3	71.2
Total long-term liabilities	2,513.1	2,526.7
Commitments and contingencies
Redeemable noncontrolling interest	55.6	50.7
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,395,866 and 146,087,044 shares issued	146.4	146.1
Additional distributed capital	(900.4)	(904.8)
Retained earnings	426.4	121.0
Accumulated other comprehensive loss	(4.3)	(9.3)
Treasury stock, at cost, 63,534 and 6,143 common shares	(2.9)	(0.2)
Total stockholders' deficit	(334.8)	(647.2)
Total liabilities and stockholders’ equity	$2,752.6	$2,485.6

See Notes to Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Combined and Consolidated Statements of Stockholders’ Equity

(dollars in millions except share data)

				Parent	Additional		Accumulated
	Common Stock,	Common	Treasury	Companies'	Paid-in		Other
	net of Treasury	Stock	Stock	Equity	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Investment	Capital	Earnings	Loss	Equity
Balance at May 31, 2015	—	$—	$—	$1,362.6	$—	$—	$(5.1)	$1,357.5
Net transactions with parent	—	—	—	(233.3)	—	—	—	(233.3)
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(4.8)	—	—	—	(4.8)
Comprehensive income (loss)	—	—	—	285.3	—	—	(4.1)	281.2
Balance at May 29, 2016	—	$—	$—	$1,409.8	$—	$—	$(9.2)	$1,400.6
Issuance of common stock at Separation	146,046,395	146.0	—	—	(146.0)	—	—	—
Non-cash debt exchange	—	—	—	(1,542.9)	—	—	—	(1,542.9)
Cash distribution to Conagra at Separation	—	—	—	(823.5)	—	—	—	(823.5)
Net transactions with Conagra	—	—	—	806.0	(762.0)	—	—	44.0
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(0.5)	(1.6)	—	—	(2.1)
Common stock dividends declared	—	—	—	—	—	(54.8)	—	(54.8)
Exercise of stock options, issuance of other stock awards	40,649	0.1	—	—	0.5	—	—	0.6
Common stock withheld to cover taxes on vested stock awards	(6,143)	—	(0.2)	—	—	—	—	(0.2)
Stock-settled, stock-based compensation expense after Separation	—	—	—	—	4.1	—	—	4.1
Other	—	—	—	—	0.2	—	—	0.2
Comprehensive income (loss)	—	—	—	151.1	—	175.8	(0.1)	326.8
Balance at May 28, 2017	146,080,901	$146.1	$(0.2)	$—	$(904.8)	$121.0	$(9.3)	$(647.2)
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	—	(2.7)	—	—	(2.7)
Common stock dividends declared	—	—	—	—	—	(110.8)	—	(110.8)
Exercise of stock options, issuance of other stock awards	308,822	0.3	—	—	1.8	—	—	2.1
Common stock withheld to cover taxes on vested stock awards	(57,391)	—	(2.7)	—	—	—	—	(2.7)
Stock-settled, stock-based compensation expense	—	—	—	—	13.5	—	—	13.5
Other	—	—	—	—	(8.2)	(0.6)	—	(8.8)
Comprehensive income	—	—	—	—	—	416.8	5.0	421.8
Balance at May 27, 2018	146,332,332	$146.4	$(2.9)	$—	$(900.4)	$426.4	$(4.3)	$(334.8)

Lamb Weston Holdings, Inc.

Combined and Consolidated Statements of Cash Flows

(dollars in millions)

	For the Fiscal Years Ended May
	2018	2017	2016
Cash flows from operating activities
Net income	$433.7	$340.2	$294.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	143.3	109.1	95.9
Stock-settled, stock-based compensation expense	13.5	5.7	3.2
Earnings of joint ventures in excess of distributions	(35.1)	(22.3)	(33.8)
Deferred income taxes	(3.6)	14.8	20.7
Pension expense, net of contributions	(5.9)	0.1	—
Other	(2.1)	4.8	(6.5)
Changes in operating assets and liabilities:
Receivables	(40.4)	1.2	(15.1)
Inventories	(23.6)	(26.1)	(10.7)
Income taxes payable/receivable, net	13.7	(16.1)	—
Prepaid expenses and other current assets	(15.5)	(11.9)	3.5
Accounts payable	(8.3)	12.1	7.5
Accrued liabilities	11.5	35.3	23.0
Net cash provided by operating activities	$481.2	$446.9	$382.3
Cash flows from investing activities
Additions to property, plant and equipment	(306.8)	(287.4)	(152.3)
Proceeds from sale of assets	2.2	2.1	8.0
Other	(2.2)	—	—
Net cash used for investing activities	$(306.8)	$(285.3)	$(144.3)
Cash flows from financing activities
Proceeds (repayments) of short-term borrowings, net	(14.4)	(2.8)	21.4
Proceeds from issuance of debt	—	798.1	30.0
Debt repayments	(39.2)	(23.8)	(39.1)
Net transfers to Conagra	—	(38.8)	(236.8)
Dividends paid	(110.2)	(27.4)	—
Cash distributions paid to Conagra at Separation	—	(823.5)	—
Payments of debt issuance costs	—	(12.3)	—
Cash distributions paid to noncontrolling interest	(14.6)	(12.2)	(8.3)
Other	(0.5)	0.7	—
Net cash used for financing activities	$(178.9)	$(142.0)	$(232.8)
Effect of exchange rate changes on cash and cash equivalents	3.0	1.1	0.6
Net increase (decrease) in cash and cash equivalents	(1.5)	20.7	5.8
Cash and cash equivalents, beginning of the period	57.1	36.4	30.6
Cash and cash equivalents, end of period	$55.6	$57.1	$36.4

See Notes to Combined and Consolidated Financial Statements.

Notes to Combined and Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”), along with its joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We have four reportable segments: Global, Foodservice, Retail, and Other. See Note 13, Segments, for additional information on our reportable segments.

On November 9, 2016, Lamb Weston separated from Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra”) and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of the outstanding common stock of Lamb Weston to Conagra stockholders (“Separation” or “Spinoff”). Each Conagra stockholder of record on November 1, 2016 (“record date”) received one share of Lamb Weston common stock for every three shares of Conagra common stock held on the record date. As a result, approximately 146 million shares of Lamb Weston common stock were distributed on November 9, 2016, to Conagra stockholders. Information related to the Separation and its effect on our financial statements are discussed throughout these Notes to Combined and Consolidated Financial Statements.

Basis of Presentation

These Combined and Consolidated Financial Statements present the financial results of Lamb Weston for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016 (“fiscal 2018, 2017, and 2016”), and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The fiscal year end of Lamb Weston ends the last Sunday in May. The fiscal years for the Combined and Consolidated Financial Statements presented consist of 52-week periods for fiscal 2018, 2017, and 2016.

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

Our combined and consolidated financial statements include the accounts of Lamb Weston and all of its majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we are the primary beneficiary are included in our combined and consolidated financial statements from the date such determination was made. Intercompany investments, accounts, and transactions have been eliminated.

Certain amounts in the prior period combined financial statements have been reclassified to conform with the current period presentation.

Prior to Separation

Prior to the Separation from Conagra on November 9, 2016 (the “Separation Date”), the combined financial statements were prepared using the specific accounting records of the entities which comprise the business of Lamb Weston. In some cases, principally foreign locations, those business activities were contained within entities that were engaged in other business activities of Conagra. Because a direct ownership relationship did not exist among the various units comprising Lamb Weston, Conagra and its subsidiaries’ equity investment is shown in lieu of stockholders’ equity in the combined financial statements. Intercompany investments, accounts, and transactions between the various legal entities comprising Lamb Weston have been eliminated in the combined and consolidated financial statements.

Prior to the Separation Date, Lamb Weston’s combined and consolidated financial statements included accounts specifically attributed to Lamb Weston and a portion of Conagra’s shared corporate general and administrative expenses. These shared services included, but were not limited to, legal, finance, internal audit, financial reporting, income tax accounting and advisory, insurance, information technology, treasury, and human resources functions. Shared corporate general and administrative expenses not specifically identifiable to Lamb Weston were allocated to Lamb Weston. The allocations were determined on a basis which we consider being reasonable reflections of the utilization of services provided by Conagra. However, these allocations may not reflect the costs and expenses that Lamb Weston would have incurred as a stand-alone public company. A more detailed discussion of the relationship with Conagra, including a description of the costs which have been allocated to Lamb Weston and the methods of cost allocation, is included in Note 3, Related Party Transactions.

As further described in Note 3, prior to the Separation Date, Lamb Weston engaged in various intercompany transactions with Conagra and its affiliates, including the sale and purchase of certain products, the procurement of certain materials and services, cash transfers related to Conagra’s centralized cash management process and expense allocations. Changes in parent companies’ equity investment arising from these cash transactions are presented as “Net transfers to Conagra” in financing activities in the Combined and Consolidated Statements of Cash Flows, notwithstanding that advances from parent companies were utilized to fund Lamb Weston’s working capital requirements.

Use of Estimates

The preparation of the combined and consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including but not limited to those related to provisions for income taxes, estimates of sales incentives and trade promotion allowances, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectibility is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, and returns of damaged and out-of-date products.

Shipping and Handling

Shipping and handling costs, such as freight to our customers’ destinations, are included in “Cost of sales” in the Combined and Consolidated Statements of Earnings. When shipping and handling costs are included in the sales price charged for our products, they are recognized in “Net sales.”

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

Advertising and Promotion

Advertising and promotion expenses totaled $31.6 million, $22.6 million, and $25.6 million in fiscal 2018, 2017, and 2016, respectively, and are included in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Earnings.

Research and Development

Research and development costs are expensed as incurred and totaled $13.5 million, $10.6 million, and $6.7 million in fiscal 2018, 2017, and 2016, respectively, and are included in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Earnings.

Stock-Based Compensation

Compensation expense resulting from all stock-based compensation transactions are measured and recorded in the combined and consolidated financial statements based on the grant date fair value of the equity or liability instruments issued. Compensation expense is recognized over the period the employee provides service in exchange for the award. See Note 10, Stock-Based Compensation, for additional information.

Cash and Cash Equivalents

Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits and government agency and corporate obligations, are classified as cash and cash equivalents. Book overdraft balances, if any, are classified in “Accounts payable” in our Consolidated Balance Sheets and are reported as a component of operating cash flows for accounts payable in our Combined and Consolidated Statements of Cash Flows as they do not represent bank overdrafts. Cash equivalents are stated at cost, which approximates market. Cash and cash equivalents totaled $55.6 million and $57.1 million at May 27, 2018 and May 28, 2017, respectively.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect based on our past experience, as well as reliance on the Perishable Agricultural Commodities Act, which was enacted to help promote fair trade in the fruit and vegetable industry by establishing a code of fair business practices. The collectability of our accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to the Company to reduce the net recorded receivable to the amount that we reasonably believe will be collected. For all other customers, reserves for bad debts are recognized based on historical collection experience. If collection experience deteriorates, the estimate of the recoverability of amounts due could be reduced. We periodically review our allowance for doubtful accounts and adjustments to the valuation allowance are recorded as income or expense. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At May 27, 2018 and May 28, 2017, the allowance for doubtful accounts was $0.6 million and $0.5 million, respectively

Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	May 27,	May 28,
	2018	2017
Raw materials and packaging	$87.2	$84.5
Finished goods	430.5	409.7
Supplies and other	32.0	30.8
Inventories	$549.7	$525.0

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. The amount of interest capitalized from construction in progress was $4.2 million, $5.2 million, and $2.7 million in fiscal 2018, 2017, and 2016, respectively. Repairs and maintenance costs are expensed as incurred. The components of property, plant and equipment were as follows (dollars in millions):

	May 27,	May 28,
	2018	2017
Land and land improvements	$139.8	$139.8
Buildings, machinery, and equipment	2,212.6	1,917.7
Furniture, fixtures, office equipment, and other	101.0	62.6
Construction in progress	127.9	229.4
Property, plant and equipment, at cost	2,581.3	2,349.5
Less accumulated depreciation	(1,160.5)	(1,078.3)
Property, plant and equipment, net	$1,420.8	$1,271.2

Depreciation is computed on the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1-40 years
Buildings	10-40 years
Machinery and equipment	5-20 years
Furniture, fixtures, office equipment, and other	3-15 years

We recorded $136.3 million, $104.3 million, and $93.9 million of depreciation expense in fiscal 2018, 2017, and 2016, respectively. At May 27, 2018 and May 28, 2017, purchases of property, plant and equipment included in accounts payable were $27.9 million and $60.4 million, respectively.

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

Goodwill and Other Identifiable Intangible Assets

We perform an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, and debt.

Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value.

Our quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates include market segment growth rates, our assumed market segment share, estimated costs, and discount rates based on weighted average cost of capital.

We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. During the annual goodwill impairment test performed in the fourth quarter of 2018, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Based on the results of the qualitative impairment test, we determined that it was not more likely than not that the carrying value was less than the fair value of the our Global, Foodservice, Retail, and Other segments.

We amortize acquisition-related intangible assets with finite lives over their estimated useful life. We perform a fourth quarter, or sooner depending on circumstances, review of significant finite-lived identified intangible assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for our products lines.

See Note 5, Goodwill and Other Identifiable Intangible Assets, for additional information.

Fair Values of Financial Instruments

Unless otherwise specified, Lamb Weston believes the carrying value of financial instruments approximates their fair value. See Note 11, Fair Value Measurements, for additional information.

Foreign Currency

Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs, and expenses are translated into U.S. dollars using daily exchange rates. Gains and losses resulting from the translation of Consolidated Balance Sheets are recorded as a component of accumulated other comprehensive income (loss).

Foreign currency transactions resulted in a gain of $4.7 million in fiscal 2018 and losses of $2.7 million and $2.6 million in fiscal 2017 and 2016, respectively. These amounts were recorded in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Earnings.

Derivative Financial Instruments

We use derivatives and other financial instruments to hedge a portion of our commodity risks. We do not hold or issue derivatives and other financial instruments for trading purposes. Derivative instruments are reported in our Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale exception (“NPNS”) under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized. We do not designate commodity derivatives to achieve hedge accounting treatment.

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

We have recorded provisional estimates associated with the December 22, 2017 enactment of the U.S. Tax Cuts and Jobs Act (“Tax Act”), including the accrual for the transition tax and the remeasurement of deferred income taxes. The SEC has provided accounting and reporting guidance that allows us to report provisional amounts within a measurement period up to one year of enactment, due to the complexities inherent in adopting the changes. New guidance from regulators, interpretation of the law, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts.

New and Recently Issued Accounting Standards

Accounting Standards Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the accounting for goodwill impairment by removing the requirement to perform a hypothetical purchase price allocation. With the elimination of this step, a goodwill impairment test is performed by comparing the fair value of a reporting unit to its carrying value. An impairment charge is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value. All other goodwill impairment guidance will remain largely unchanged. This new standard will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. We elected to adopt this guidance in the fourth quarter of fiscal 2018 on a prospective basis. The adoption did not have a material impact on our financial statements.

Accounting Standards Not Yet Adopted

In June 2018, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 17-A: Customer’s Accounting for Implementation, Setup, and Other Upfront Costs (Implementation Costs) Incurred in a Cloud Computing Arrangement That is Considered a Service Contract. This guidance provides that implementation costs should be capitalized using the same model as if the cloud computing arrangement included a software license (ASC 350-40) and should be expensed over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. This guidance is effective for our fiscal 2020 and early adoption is permitted. We do not expect the adoption of this standard to have material impact on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to disaggregate the service cost component from the other components of net benefit cost and report it in the same line item(s) as other employee compensation costs arising from services rendered during the period. All other non-service components are required to be separate from the service cost component and outside a subtotal of income from operations. These non-service components are not eligible for capitalization. Changes to the presentation of benefit costs are required to be adopted retrospectively, while changes to the capitalization of service costs into inventories are required to be adopted prospectively. The standard permits, as a practical expedient, use of the amounts disclosed in Note 7, Employee Benefit Plans and Other Post-Retirement Benefits, for the prior comparative periods as the estimation basis for applying the retrospective presentation requirement. We will adopt the provisions of this guidance in fiscal 2019 (beginning May 28, 2018). The adoption of the amended standard will not have a significant impact on our financial statements.

In February 2016, the FASB issued Accounting Standard Codification (“ASC”) Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as assets and obligations. We will adopt this standard on May 27, 2019, the beginning of our fiscal year 2020. The standard is to be applied under the modified retrospective method, unless the FASB ratifies its proposal to allow a practical expedient to change the date of initial application to the effective date, without adjusting comparative periods presented. The primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases as right of use assets and obligations on our Consolidated Balance Sheet. This will result in a significant increase in assets and liabilities on our Consolidated Balance Sheet. We are currently implementing process changes in order to comply with the measurement and disclosure requirements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was issued to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have completed our assessment and implemented policies, processes, and controls to support the standards measurement and disclosure requirements. We will continue to recognize revenue for Lamb Weston branded potato products at the point in time when title and risk of loss transfers to the customer which is also the point in time when control transfers. The new standard, however, does accelerate the timing of when revenue is recognized for customer-specific branded (“private label”) potato products. We will adopt the standard using the modified transition approach by recording the cumulative effect at the date of adoption. Accordingly, approximately $93 million of revenue and approximately $15 million of net income will be accelerated into years ended prior to May 28, 2018. This will result in a cumulative adjustment to increase retained earnings by approximately $15 million effective May 28, 2018. We expect to accelerate about the same amount of revenues and expenses, that would have been recorded in fiscal 2020 using our historical revenue recognition practices, into fiscal 2019, resulting in a relatively small impact on our fiscal 2019 Consolidated Statement of Earnings. Our estimates of private label revenues and expenses that will be accelerated into fiscal 2019 under the new standard are subject to management’s estimates of future private label sales and could change significantly. Accordingly, we will not know the final net impact of adopting this standard on our fiscal 2019 results until the end of fiscal 2019.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions):

	For the Fiscal Years Ended May
	2018	2017	2016
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$416.8	$326.9	$285.3
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	2.7	2.1	4.8
Net income available to Lamb Weston common stockholders	$414.1	$324.8	$280.5

Denominator (a):
Basic weighted average common shares outstanding	146.3	146.1	146.0
Add: Dilutive effect of employee incentive plans (b)	0.7	0.5	—
Diluted weighted average common shares outstanding	147.0	146.6	146.0

Earnings per share
Basic	$2.83	$2.22	$1.92
Diluted	$2.82	$2.22	$1.92

(a)

For the periods prior to the Separation, earnings per share was calculated based on approximately 146 million shares of Lamb Weston common stock that were distributed to Conagra stockholders on November 9, 2016.

(b)

Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of May 27, 2018 and May 28, 2017, we did not have any stock-based awards that were antidilutive. Lamb Weston had no share-based awards outstanding prior to the Separation.

3.    RELATED PARTY TRANSACTIONS

Prior to the Separation, our business was included in the Commercial Foods segment of Conagra. As a result, our transactions with Conagra were considered related party transactions. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements that governed our relationships with Conagra following the Separation, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement. Under the transition services agreement, Conagra provided a number of corporate staff services to us based on direct and indirect costs associated with rendering those services. These services included information technology, accounting, and human resource services. The fiscal year ended May 27, 2018 and May 28, 2017, included $2.4 million and $4.2 million, respectively, of expenses related to the transition services agreement. In April 2018, we concluded our transition services agreement with Conagra.

Prior to the Separation Date, Conagra allocated certain selling, general and administrative costs to Lamb Weston based on specific metrics correlated with the cost of services it provided or costs incurred on behalf of the Company (e.g., employee headcount, net sales, and square footage of office space). Allocations based upon these metrics resulted in

$7.7 million and $53.9 million of selling, general and administrative costs allocated to Lamb Weston in fiscal 2017 and 2016, respectively. Beginning in fiscal 2017, certain departmental charges, which were previously allocated, were directly absorbed by Lamb Weston.

The above allocations were consistent with historical allocations for Lamb Weston; however, Conagra did not historically allocate certain other corporate costs to its various segments. For any remaining indirect corporate costs that supported Lamb Weston, Conagra allocated additional selling, general and administrative costs using an equal weighting between Lamb Weston product contribution margin (net sales less cost of sales and advertising and promotion expenses) and Lamb Weston total assets relative to consolidated Conagra product contribution margin and total assets. Allocations of indirect corporate costs were $17.3 million and $107.6 million in fiscal 2017 and 2016, respectively, of selling, general and administrative costs. The fiscal 2016 amount includes a $59.5 million charge reflecting an allocation to Lamb Weston of a portion of the actuarial losses in excess of 10% of Conagra’s pension liability for Conagra’s company sponsored plans. Although it is not practicable to estimate what such costs would have been if Lamb Weston had operated as a separate public company, Lamb Weston considers such allocations to have been made on a reasonable basis. The allocations discussed above ceased after the Separation Date.

The Consolidated Balance Sheet as of May 27, 2018 and May 28, 2017 and the fiscal 2018, 2017, and 2016 Combined and Consolidated Statements of Earnings for the periods up to the Separation Date, include only the specific debt and interest expense of the legal entities that comprise Lamb Weston, and do not include any allocated interest expense or third-party debt of Conagra.

Included in net sales are sales to Conagra of $8.4 million and $25.7 million for fiscal 2017 and 2016, respectively. The related cost of sales were $3.4 million and $21.4 million, respectively. Lamb Weston also made purchases from Conagra of $7.9 million and $18.5 million in fiscal 2017 and 2016, respectively.

4.    INCOME TAXES

For periods ended on or prior to the Separation Date, we were a member of Conagra’s consolidated group and our U.S. taxable income was included in the consolidated U.S. federal income tax return of Conagra as well as in returns filed by Conagra with certain state and local taxing jurisdictions. Our foreign income tax returns were filed on a separate company basis. For periods prior to the Separation Date, our income tax liability was computed and presented herein under the “separate return method” as if we were a separate tax paying entity.

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

Pre-tax income consisted of the following (dollars in millions):

	For the Fiscal Years Ended May
	2018	2017	2016
United States	$478.2	$467.5	$384.7
Foreign	76.7	42.9	54.4
Total pre-tax income	$554.9	$510.4	$439.1

The provision for income taxes included the following (dollars in millions):

	For the Fiscal Years Ended May
	2018	2017	2016
Current
U.S. federal	$94.3	$132.0	$100.0
State and local	14.7	13.9	12.0
Foreign	15.0	9.5	11.8
Total current provision for taxes	124.0	155.4	123.8

Deferred
U.S. federal	(4.4)	9.7	17.6
State and local	0.1	3.2	(1.3)
Foreign	1.5	1.9	4.4
Total deferred provision for taxes	$(2.8)	$14.8	$20.7
Total provision for taxes	$121.2	$170.2	$144.5

Income tax expense decreased in fiscal year 2018 predominantly due to the Tax Act enacted in December 2017. Notably, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, assessed a one-time transition tax on earnings of non-U.S. subsidiaries that have not been taxed previously in the U.S., limited the tax deductibility of interest, provided for immediate deductions for certain new investments instead of deductions for depreciation expense over time, modified or repealed many business deductions and credits, and created new taxes on certain future foreign sourced earnings.

Income taxes computed by applying the U.S. federal statutory rates to income from operations, including equity method earnings, and before income taxes are reconciled to the provision for income taxes set forth in the Combined and Consolidated Statements of Earnings as follows (dollars in millions):

	For the Fiscal Years Ended May
	2018	2017	2016
Provision computed at U.S. federal statutory rate (a)	$162.6	$178.6	$153.7
Increase (reduction) in rate resulting from:
State and local taxes, net of federal benefit	12.6	11.4	7.1
Tax credits and domestic manufacturers deduction	(8.1)	(11.0)	(9.5)
Effect of taxes on foreign operations	(7.0)	(7.8)	(2.8)
Deferred impact of rate change (b)	(45.4)	—	—
Transition tax liability (b)	11.5	—	—
Other	(5.0)	(1.0)	(4.0)
Total provision for taxes	$121.2	$170.2	$144.5
Effective income tax rate (c)	21.8%	33.3%	32.9%

(a)

Since our fiscal year-end is the last Sunday in May, the impact of the lower U.S. federal corporate income tax rate from the Tax Act is phased in, resulting in a U.S. federal statutory tax rate of 29.3% for fiscal 2018. The U.S. federal statutory tax rate was 35% for both fiscal 2017 and 2016.

(b)

In connection with the Tax Act, we recorded a $45.4 million net provisional tax benefit from the estimated impact of remeasuring our net U.S. deferred tax liabilities, including deferred tax benefits originating during the year, with the new lower statutory tax rate. Excluding the deferred tax benefits originating during fiscal 2018, the net provisional tax benefit was $39.9 million. We also recorded an $11.5 million transition tax on our previously untaxed foreign earnings that is primarily payable over eight years. As allowed by Staff Accounting Bulletin (“SAB”) No. 118, our provisional estimates will be refined during fiscal 2019 from our ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law which will not exceed one year from the enactment date of the Tax Act.

(c)	The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings.

Income Taxes Paid

Income taxes paid, net of refunds, were $106.9 million, $170.0 million, and $124.7 million in fiscal 2018, 2017, and 2016, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred income tax assets and liabilities were calculated using the U.S. federal statutory rate of 21% at May 27, 2018 and 35% at May 28, 2017 as follows (dollars in millions):

	May 27, 2018		May 28, 2017
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$127.7	$—	$159.8
Goodwill and other intangible assets	68.0	—	125.0	—
Compensation and benefit related liabilities	15.3	—	20.3	—
Accrued expenses and other liabilities	16.7	—	22.5	—
Deferred revenue previously recognized for tax	7.2	—	8.2	—
Net operating loss carryforwards (a)	15.8	—	17.0	—
Debt issuance cost	—	4.6	—	8.3
Investment in joint ventures	—	9.1	—	12.3
Other	0.7	12.0	0.9	5.1
	123.7	153.4	193.9	185.5
Less: Valuation allowance (b)	(62.0)	—	(98.4)	—
Net deferred taxes (c)	$61.7	$153.4	$95.5	$185.5

(a)

Lamb Weston has approximately $37.2 million of gross ($8.7 million after-tax) foreign net operating loss carryforwards, of which the majority expire by fiscal 2021. Lamb Weston also has approximately $102.2 million of gross ($7.1 million after-tax) state capital loss carryovers that will expire in fiscal 2021.

(b)

The valuation allowance includes the portion of the net operating loss carryforwards that we are not more likely than not to realize. The net impact on income tax expense related to changes in the valuation allowance, including net operating loss carryforwards were zero in fiscal 2018 and $2.8 million of expense in fiscal 2017.

(c)

Deferred tax assets of $0.4 million and $0.5 million, as of May 27, 2018 and May 28, 2017, respectively, were presented in “Other assets.” Deferred tax liabilities of $92.1 million and $90.5 million, as of May 27, 2018 and May 28, 2017, respectively, were presented in “Deferred income taxes” as a long-term liability. The deferred tax asset and liability net position is determined by tax jurisdiction.

We have previously asserted an intent to indefinitely reinvest our earnings and other basis differences in operations outside the U.S., and we have not recognized U.S. deferred income taxes. The Tax Act imposed a transition tax on all of the Company’s accumulated untaxed non-U.S. earnings. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in foreign subsidiaries because the investments are essentially permanent in duration. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable. We are analyzing the impact of the Tax Act on our indefinite reinvestment assertion.

.

Uncertain Tax Positions

The aggregate changes in the gross amount of unrecognized tax benefits, excluding interest and penalties consisted of the following (dollars in millions):

	For the Fiscal Years Ended May
	2018	2017	2016
Beginning balance	$6.9	$3.8	$4.3
Decreases from positions established during prior fiscal years	—	—	(0.5)
Increases from positions established during current and prior fiscal years	7.9	2.2	0.6
Decreases relating to settlements with taxing authorities	—	—	(0.2)
Reductions resulting from lapse of applicable statute of limitations	(1.6)	(0.9)	(0.3)
Adjustments resulting from the Separation	—	1.8	(0.1)
Ending balance (a)	$13.2	$6.9	$3.8

(a)

If the $13.2 million and $6.9 million of unrecognized tax benefits as of May 27, 2018 and May 28, 2017, were recognized in a future period, it would result in a tax benefit of $11.1 million and $6.2 million, respectively, and a reduction in the effective tax rate. The ending balance excludes $2.9 million and $2.8 million of gross interest and penalties at May 27, 2018 and May 28, 2017, respectively. Lamb Weston accrues interest and penalties associated with uncertain tax positions as part of income tax expense.

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

Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits. The estimated impact on income tax expense and net income is not expected to be significant.

5.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances as allocated to each segment for fiscal years 2018 and 2017 (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 29, 2016	$75.7	$42.8	$10.9	$4.5	$133.9
Foreign currency translation adjustment	(0.9)	—	—	—	(0.9)
Balance at May 28, 2017	74.8	42.8	10.9	4.5	133.0
Foreign currency translation adjustment	2.1	—	—	—	2.1
Balance at May 27, 2018	$76.9	$42.8	$10.9	$4.5	$135.1

Other identifiable intangible assets were as follows (dollars in millions):

	May 27, 2018			May 28, 2017
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	14	35.2	17.8	14	34.9	15.7
		$53.2	$17.8		$52.9	$15.7

(a)	Non-amortizing intangible assets are comprised of brands and trademarks.

(b)

Amortizing intangible assets are principally composed of customer relationships, licensing arrangements, and intellectual property. Amortization expense was $2.4 million, $2.3 million, and $1.9 million in fiscal 2018, 2017, and 2016, respectively.

Total intangible assets, net of amortization, excluding goodwill, as of May 27, 2018 and May 28, 2017, were $35.4 million and $37.2 million, respectively. Foreign intangible assets are affected by foreign currency translation. Estimated intangible asset amortization expense is $1.8 million in each year in fiscal 2019 – 2023, with $8.5 million of amortization recognized thereafter.

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

During the annual goodwill impairment test performed in the fourth quarter of 2018, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Based on the results of the qualitative impairment test, we determined that it was not more likely than not that the carrying value was less than the fair value of the our Global, Foodservice, Retail, and Other segments. Additionally, we completed our tests of our non-amortizing intangibles in the fourth quarter and there was no indication of intangible asset impairment.

6.    INVESTMENTS IN JOINT VENTURES

Variable Interest Entity - Consolidated

We hold a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are also currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (collectively, the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which the options are exercised. In June 2018, we provided notice to Ochoa to exercise a call option to purchase Ochoa’s interest in Lamb Weston BSW. We expect to consummate the transaction as soon as practicable.

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

Lamb Weston and Lamb Weston BSW purchase potatoes from a shareholder of Ochoa. The aggregate amounts of such purchases were $58.7 million, $62.9 million, and $58.6 million in fiscal 2018, 2017, and 2016, respectively. Additionally, Lamb Weston and Lamb Weston BSW utilize storage facilities and water treatment services from a shareholder of Ochoa. The aggregate amount of such costs were $5.1 million in each of fiscal 2018, 2017, and 2016.

Lamb Weston BSW is a variable interest entity, and we have determined that we are the primary beneficiary of the entity. We consolidate the financial statements of Lamb Weston BSW. The amounts presented for Lamb Weston BSW in the table below exclude intercompany balances eliminated in consolidation and include the non-controlling interest at redemption value as reported in our Consolidated Balance Sheets (dollars in millions):

	May 27,	May 28,
	2018	2017
Cash and equivalents	$20.5	$10.9
Receivables, less allowance for doubtful accounts (a)	0.2	0.1
Inventories	1.7	1.9
Prepaid expenses and other current assets	0.4	0.4
Property, plant and equipment, net	47.9	49.4
Goodwill	18.8	18.8
Intangible assets, net	3.7	4.5
Other noncurrent assets	1.0	—
Total assets	$94.2	$86.0
Current portion of long-term debt	$1.6	$1.5
Accounts payable	17.0	11.6
Accrued liabilities	2.0	2.0
Long-term debt, excluding current portion	26.4	28.0
Total liabilities	$47.0	$43.1
Redeemable noncontrolling interest (b)	$55.6	$50.7

(a)	As of May 27, 2018 and May 28, 2017, the affiliate receivables both were $24.0 million and are not included above as they are eliminated in consolidation.

(b)	Represents the amount that our joint venture partner, Ochoa, had the right to put its equity interest to Lamb Weston on May 27, 2018 and May 28, 2017.

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

Variable Interest Entity - Not Consolidated

We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. We provide all sales and marketing services to Lamb Weston RDO, and we receive a fee for these services based on a percentage of the net sales of the venture. The fees received were $14.4 million, $13.9 million, and $13.2 million in fiscal 2018, 2017, and 2016, respectively. These fees are recorded as a reduction to selling, general and administrative expense. Our ownership interest in this venture is included in “Equity method investments” in our Consolidated Balance Sheets. The balance of Lamb Weston’s investment was $18.0 million and $17.2 million at May 27, 2018 and May 28, 2017, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $36.0 million and $34.4 million as of May 27, 2018 and May 28, 2017, respectively; and term borrowings from banks of $57.2 million and $59.3 million as of May 27, 2018 and May 28, 2017, respectively.

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

Other Investments

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., which is headquartered in the Netherlands, and manufactures and sells frozen potato products principally in Europe. We account for this investment using equity method accounting.

Transactions with Joint Ventures

The carrying value of our equity method investments, which include Lamb Weston RDO and Lamb-Weston/Meijer, at May 27, 2018 and May 28, 2017, was $219.8 million and $178.6 million, respectively. These amounts are included in “Equity method investments” in our Consolidated Balance Sheets. In fiscal 2018, 2017, and 2016, we had sales to our equity method investments of $29.3 million, $30.1 million, and $15.0 million and payments to our equity method investments of $10.7 million, $11.7 million, and $11.9 million, respectively. Total dividends received from our equity method investments were $48.7 million, $31.0 million, and $37.9 million for fiscal 2018, 2017, and 2016, respectively. As of May 27, 2018 and May 28, 2017, we had receivables from our joint ventures of $12.4 million and $8.4 million, respectively.

Summarized combined financial information for our equity method investments based on 100% of their operations is as follows:

	For the Fiscal Years Ended May
	2018	2017	2016
Net sales	$1,142.7	$992.6	$917.3
Gross margin	246.3	190.9	167.0
Earnings before income taxes (a)	167.2	106.6	143.3

	May 27,	May 28,
	2018	2017
Current assets	$376.9	$325.2
Noncurrent assets	362.7	312.5
Current liabilities	247.5	209.0
Noncurrent liabilities	63.4	71.7

(a)

Fiscal 2016 includes a $35.4 million non-cash gain related to the settlement of a pension plan of the Company’s Lamb-Weston/Meijer joint venture. Our Combined and Consolidated Statements of Earnings reflect our potion of this gain, or $17.7 million.

7.   EMPLOYEE BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFITS

Lamb Weston has defined pension benefit plans for certain hourly employees. The plans covering these hourly employees are open to new participants. We also have a plan for retiree health care benefits that is closed to new entrants with only certain current active participants being eligible for benefits upon retirement and completion of a specified number of years of creditable service.

We also have a nonqualified defined benefit pension plan that provides unfunded supplemental retirement benefits to certain executives. This plan is closed to new participants and pension benefit accruals are frozen for active participants.

Other Plans

Eligible U.S. employees participate in a contributory defined contribution plan (“the Plan”). The Plan permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We generally match 100% of the first 6% of the employee’s contribution election and provide an additional 3% contribution to eligible participants, regardless of employee participation level. The Plan’s matching contributions have a five-year graded vesting with 20% vesting each year. We made $13.9 million of employer-matching contributions in fiscal 2018 and $6.0 million in fiscal 2017 after the Separation. Prior to Separation and during fiscal 2016, matching contributions were paid by Conagra.

We sponsor a deferred compensation savings plan, which is an unfunded nonqualified defined contribution plan. The plan permits eligible employees to continue to make deferrals and receive company matching contributions when their contributions to the defined contribution plan are stopped due to limitations under U.S. tax law. With the exception of a $0.5 million Rabbi Trust, participant deferrals and company matching contributions are not invested in separate trusts, but are paid directly from our general assets at the time benefits become due and payable. At May 27, 2018 and May 28, 2017, we had $12.4 million and $8.8 million, respectively, of liabilities attributable to participation in our deferred compensation plan recorded on our Consolidated Balance Sheets.

Obligations and Funded Status of Defined Benefit Pension and Other Post-retirement Benefits Plans

The funded status of our plans is based on company contributions, benefit payments, the plan asset investment return, the discount rate used to measure the liability, and expected participant longevity. The following table, which includes only company-sponsored defined benefit and other post-retirement benefit plans, reconciles the beginning and ending balances of the projected benefit obligation and the fair value of plan assets. We recognize the unfunded status of these plans on the Consolidated Balance Sheets, and we recognize changes in funded status in the year changes occur through the Consolidated Statements of Comprehensive Income (Loss) (dollars in millions):

	For the Fiscal Years Ended May
	2018		2017
	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan
Change in Benefit Obligation
Benefit obligation at beginning of year	$10.1	$2.5	$—	$—
Net transfer from Conagra	—	—	7.4	3.2
Service cost	7.8	—	4.4	—
Interest cost	0.4	0.2	0.1	0.1
Participant contributions	—	0.1	—	—
Benefits paid	(0.1)	(0.1)	—	—
Actuarial (gain) loss	0.7	4.3	(1.8)	(0.8)
Benefit obligation at fiscal year-end	$18.9	$7.0	$10.1	$2.5

Accumulated benefit obligation portion of above	$18.9		$10.1

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$4.5	$—	$—	$—
Actual return on plan assets	(0.7)	—	—	—
Company contributions	13.6	—	4.5	—
Plan participants contributions	—	0.1	—	—
Benefits paid	(0.1)	(0.1)	—	—
Fair value of plan assets at end of year	$17.3	$—	$4.5	$—

Underfunded status	$(1.6)	$(7.0)	$(5.6)	$(2.5)

Amounts Recognized on Consolidated Balance Sheets
Other noncurrent liabilities	$(1.6)	$(7.0)	$(5.6)	$(2.5)

Amounts Recognized in Accumulated Other Comprehensive Income Loss (Pre-tax)
Actuarial (gain) loss	$0.7	$3.4	$(1.0)	$(0.4)
Prior service benefit	—	—	—	(0.2)
Total	$0.7	$3.4	$(1.0)	$(0.6)

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

For the period after the Separation Date, the components of net periodic benefit cost were as follows (dollars in millions):

	For the Fiscal Years Ended May
	2018		2017
		Post-Retirement		Post-Retirement
	Pension Plans	Plan	Pension Plans	Plan
Service cost	$7.8	$—	$4.4	$—
Interest cost	0.4	0.2	0.1	0.1
Expected return on plan assets	(0.4)	—	—	—
Net amortization of unrecognized amounts
Prior service benefit	—	(0.2)	—	—
Actuarial gain	—	0.5	—	—
Net periodic benefit cost	$7.8	$0.5	$4.5	$0.1

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Prior service benefit	$—	$—	$—	$(0.2)
Actuarial (gain) loss	1.7	4.3	(1.0)	(0.4)
Amortization of prior service cost	—	0.2	—	—
Amortization of actuarial gain (a)	—	(0.5)	—	—
Total recognized in other comprehensive loss (income)	$1.7	$4.0	$(1.0)	$(0.6)

Total recognized in net periodic benefit cost and other comprehensive loss (income) (pre-tax)	$9.5	$4.5	$3.5	$(0.5)

(a)

Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in our plans (which is between eight to 11 for our pension plans and approximately four years for our post-retirement benefit plan), to the extent that losses are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost in 2019 is $0.7 million ($0.5 million after tax).

Assumptions

The actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit and post-retirement plans are as follows:

	For the Fiscal Years Ended May
	2018		2017
	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan
Weighted-Average Assumptions Used to Determine Benefit Obligations:
Discount rate	4.25%	4.18%	4.33%	3.50%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost:
Discount rate	4.33%	3.60%	3.81%	3.18%
Expected return on plan assets	7.50%	N/A	7.50%	N/A

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled on the measurement date: May 27, 2018. The discount rate assumption used to calculate the present value of pension and post-retirement benefit obligations reflects the rates available on high-quality bonds on May 27, 2018. The bonds included in the models reflect anticipated investments that would be made to match the expected monthly benefit payments over time. The plans’ projected cash flows were duration-matched to these models to develop an appropriate discount rate. The discount rate we will use in fiscal 2019 to calculate the net periodic pension benefit and post-retirement benefit cost is 4.25% and 4.18%, respectively.

Asset Return Assumption:   Our investment strategies are governed by our Employee Benefit Investments Council. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plan as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of fiscal 2019 net period pension benefit cost is 5.3%.

Health Care Cost Trend Rate Assumptions. We review external data and historical trends for health care costs to determine our healthcare cost trend rate assumptions.  We assumed health care cost trend rates for our post-retirement benefit plan as follows:

	2018	2017
Health care cost trend rate (Pre65/Post65)	8.4/6.3%	9.0/6.5%
Ultimate health care cost trend rate	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2024	2024

A one-percentage point increase in the assumed health care cost trend rate would have an insignificant effect on the fiscal 2018 and 2017 postretirement benefit obligation.

Investment Policies and Strategies and Fair Value Measurements of Plan Assets

We utilize professional advisors to oversee pension investments and provide recommendations regarding investment strategy. Our overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, timing of contributions and the funded status of the plans. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives consider the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest.

Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk, all of which are subject to change. Due to the level of risk associated with some investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term, and such changes could materially affect the reported amounts.

	May 27, 2018
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$11.8	$—	$—	$11.8
Equity securities:
U.S. equity securities (a)	—	1.0	—	1.0
International equity securities (a)	—	1.5	—	1.5
Fixed income securities:
Government bonds (b)	3.0	—	—	3.0
Total assets	$14.8	$2.5	$—	$17.3	(c)

(a)

Includes investments in common/collective trust funds that are valued using net asset values (“NAV”) provided by the administrator of the funds. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. While the underlying assets are actively traded on an exchange, the funds are not. There are currently no redemption restrictions on these investments. There are certain funds with one-day redeemable notice.

(b)	Includes investments in U.S. Treasury securities based on quoted prices in active markets.

(c)

At May 27, 2018, the fair value of our plan assets was $17.3 million, which includes $12.0 million we contributed to the Plan in the fourth quarter of fiscal 2018, net of benefit payments. The fourth quarter contribution was invested in cash and cash equivalents at May 27, 2018, and invested per the target investment allocation policy after fiscal year-end. The remaining $5.5 million was invested per our investment policy. In connection with the fourth quarter contribution, we changed our investment policy to invest 30% in equities and 70% in fixed income securities. The asset portfolio was rebalanced in June 2018.

At May 28, 2017, we had $4.5 million of plan assets invested in cash and cash equivalents (Level 1).

Funding and Cash Flows

We make pension plan contributions that are sufficient to fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended. From time to time, we may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In fiscal 2018, we made $13.6 million of contributions to our qualified plan, which exceeded our minimum contribution requirements of $1.7 million. In fiscal 2019, our minimum contribution requirements are $0.4 million.

The following are estimated benefit payments to be paid to current plan participants by year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Post-Retirement Plan
2019	$0.1	$0.3
2020	0.3	0.3
2021	0.5	0.3
2022	0.7	0.4
2023	0.9	0.4
Succeeding 5 years	9.2	2.5

Pension Cost Financial Statement Presentation

Allocated pension costs (benefits) incurred by Conagra prior to the Separation Date and pension costs recognized after the Separation Date are included in the Combined and Consolidated Statements of Earnings as follows (dollars in millions):

	For the Fiscal Years Ended May
	2018	2017	2016
Cost of sales (a)	$7.8	$9.6	$12.0
Selling, general and administrative expenses (a)	—	(5.5)	53.9
Total	$7.8	$4.1	$65.9

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

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	May 27,	May 28,
	2018	2017
Compensation and benefits	$91.7	$80.1
Accrued trade promotions	45.4	40.5
Dividends payable	28.0	27.4
Accrued interest	10.8	10.2
Franchise, property, and sales and use taxes	9.6	9.8
Income taxes payable	3.1	4.7
Other	27.4	27.8
Accrued liabilities	$216.0	$200.5

9.   DEBT AND FINANCING OBLIGATIONS

At May 27, 2018 and May 28, 2017, our debt, including financing obligations, was as follows (dollars in millions):

	May 27,	May 28,
	2018	2017
Short-term borrowings:
Revolving credit facility	$—	$4.5
Other credit facilities	9.6	17.5
	9.6	22.0
Long-term debt:
Term loan facility, due 2021	632.8	666.6
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
Lamb Weston BSW Installment Notes	28.0	29.5
	2,326.8	2,362.1
Financing obligations:
4.35% lease financing obligation due May 2030	66.8	68.2
Lease financing obligations due on various dates through 2040 (a)	12.2	7.7
	79.0	75.9

Total debt and financing obligations	2,415.4	2,460.0
Debt issuance costs	(30.4)	(35.1)
Short-term borrowings	(9.6)	(22.0)
Current portion of long-term debt and financing obligations	(38.7)	(37.9)
Long-term debt, excluding current portion	$2,336.7	$2,365.0

(a)	The interest rates on our lease financing obligations are due on various dates through 2040 ranging from 2.39% to 5.00% as of May 27, 2018 and 2.00% to 3.32% as of May 28, 2017.

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

We currently have the following debt obligations:

•

Revolving Credit Facility: A five-year nonamortizing $500.0 million revolving credit facility with variable annual interest, under which no borrowings were outstanding on May 27, 2018. In addition to paying interest, we pay an annual commitment fee for undrawn amounts at a rate of 0.25% to 0.40% depending on our consolidated net leverage ratio.

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

•

Lamb Weston BSW Installment Notes: Includes a $23.0 million fixed rate loan with interest at 4.34% and a $7.0 million variable rate loan with interest at LIBOR plus an applicable margin ranging from 1.90% to 2.30%, payable in semi-annual installments through June 2031.

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

At May 27, 2018, we had no borrowings outstanding under our Revolving Credit Facility. At May 27, 2018, we had $496.6 million of availability on our Revolving Credit Facility, which is net of outstanding letters of credit of $3.4 million. For the period from May 28, 2017 through May 27, 2018, borrowings under our Revolving Credit Facility ranged from a low of zero dollars to a high of $152.8 million. For the period from May 28, 2017 through May 27, 2018, the weighted average interest rate for our outstanding borrowings under the Revolving Credit Facility was 3.31%.

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

Other

The aggregate minimum principal maturities of our long-term debt, including current portion, for the next five fiscal years and thereafter, are as follows (dollars in millions):

		Financing
	Debt (a)	Obligations	Total
2019	$44.9	$3.4	$48.3
2020	35.3	3.3	38.6
2021	35.5	3.0	38.5
2022	533.4	3.1	536.5
2023	1.8	3.2	5.0
Thereafter	1,685.5	63.0	1,748.5
	$2,336.4	$79.0	$2,415.4

(a)	Debt includes $9.6 million of expected payments on our other credit facilities in 2019.

Conagra paid $25.4 million of costs in connection with the debt issuances described above and we paid $12.3 million. We amortize the costs in interest expense using the effective interest method over the life of the loans. In fiscal 2018 and fiscal 2017, we recorded $4.6 million and $2.5 million, respectively, of amortization expense in “Interest expense” in our Combined and Consolidated Statements of Earnings.

During fiscal 2018, we paid $104.0 million of interest on debt. During fiscal 2017, we paid $48.8 million of interest on debt, after the Separation.

Other Credit Facilities

We have $58.0 million of other credit facilities, under which $9.6 million and $17.5 million were outstanding at May 27, 2018 and May 28, 2017, respectively. These facilities consist of an overdraft line, a fixed asset commitment, and a working capital facility. Borrowings under the facilities bear interest at a percentage of the stated rate, 4.35% at May 27, 2018, and may be prepaid without penalty. We guarantee the full amount of our subsidiary’s obligations to the financial institution up to the maximum amount of the credit facility.

Financing Obligations

During fiscal 2010, we completed the sale of approximately 17,600 acres of farmland to an unrelated buyer and immediately entered into an agreement with an affiliate of the buyer to lease back the farmland. Lamb Weston’s performance under the lease was guaranteed by Conagra. Conagra’s guarantee precluded accounting for this transaction as a sale and leaseback and, accordingly, the $75.0 million of proceeds received were treated as a financing obligation and the land and related equipment remain on our Consolidated Balance Sheets. At May 27, 2018 and May 28, 2017, the remaining balance of the financing obligation was $66.8 million and $68.2 million, respectively, and the net carrying value of the related property was $39.3 million and $39.9 million, respectively. The lease agreement has a remaining initial term of two years and two five-year renewal options.

10.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan, which was amended in July 2017 (“Stock Plan”). Under the Stock Plan, we may grant eligible employees and non-employee directors awards of stock options, cash, and stock-settled restricted stock units (“RSUs”), restricted stock awards, other awards based on our common stock, and performance-based long-term incentive awards (“Performance Shares”). At May 27, 2018, we had 10.0 million shares authorized under the Stock Plan, and 7.9 million were available for future grant.

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

In connection with the Separation, outstanding Conagra stock options, RSUs and Performance Shares granted to Lamb Weston employees and non-employee directors under Conagra’s equity incentive plans were adjusted and converted into Lamb Weston stock awards under the Stock Plan. The awards were adjusted and converted in a manner intended to preserve the aggregate intrinsic value of the original Conagra equity award and are subject to substantially the same terms and conditions after the Separation as the terms and conditions applicable to the original Conagra award prior to the Separation Date.

Stock Options

We grant options to employees for the purchase of stock at exercise prices equal to the fair market value of the underlying stock on the date of grant. Options generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

The weighted average Black-Scholes assumptions for stock options granted during fiscal year 2018 were:

Expected volatility (%) (a)	23.27
Dividend yield (%)	1.71
Risk-free interest rate (%)	1.51
Expected life of stock option (years)	4.4

(a)

Because our equity shares had been traded for a relatively short period of time when the options were granted, we based our expected volatility assumptions on the volatility of related industry stocks.

The following table summarizes stock option activity for fiscal 2018 and 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value (a)
	Shares	(per share)	Term (Years)	(in millions)
Outstanding at May 29, 2016	—	—
Converted on November 9, 2016	607,420	$23.60
Granted	146,514	35.15
Exercised	(22,896)	21.90
Forfeited/cancelled	(10,211)	30.68
Outstanding at May 28, 2017	720,827	$25.90	7.4	$14.2
Granted	56,496	43.82
Exercised	(125,717)	17.47
Forfeited/cancelled	—	—
Outstanding at May 27, 2018	651,606	$29.08	7.3	$23.7

Exercisable at May 27, 2018	424,746	$26.29	6.7	$16.6

(a)

The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2018 fourth quarter, or May 25, 2018, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the fiscal year. The amount changes based on the fair market value of our common stock.

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

Performance Shares are granted to certain executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. Awards actually earned range from 0% to 200% of the targeted number of Performance Shares for each of the performance periods. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the Stock Plan, any shares earned will be distributed at the end of the three-year performance period. The value of the Performance Shares is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.

The following table summarizes RSU and Performance Share activity for fiscal 2018 and 2017:

	Stock-Settled		Cash-Settled		Performance Shares
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 29, 2016	—	—	—	—	—	—
Converted on November 9, 2016	459,466	$25.05	469,837	$25.33	56,050	$25.84
Granted (a)	86,642	33.96	—	—	1,640	25.84
Vested (b)	(17,753)	18.68	(1,503)	23.70	—	—
Forfeited/expired/cancelled	(38,751)	24.24	(5,722)	26.73	—	—
Outstanding at May 28, 2017	489,604	26.92	462,612	25.33	57,690	25.84
Granted (a)	293,209	45.22	—	—	125,524	43.90
Performance condition adjustment (c)	—	—	—	—	(818)	19.70
Vested (b)	(172,772)	23.82	(173,762)	20.00	(15,228)	19.70
Forfeited/expired/cancelled	(28,166)	31.52	(3,198)	27.75	(6,898)	43.87
Outstanding at May 27, 2018	581,875	$36.84	285,652	$28.54	160,270	$39.82

(a)	Granted represents new grants and dividend equivalents accrued.

(b)

The aggregate fair value of awards that vested in fiscal 2018 and 2017 was $16.6 million and $0.7 million, respectively, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

(c)	Amount represents adjustment for performance results attained on Performance Shares during fiscal 2018

Compensation Expense

Prior to the Separation Date, Conagra charged us for the costs related to the portion of Conagra’s incentive plans in which Lamb Weston employees participated and an allocation of stock-based compensation costs of certain Conagra employees who provided general and administrative services on our behalf (see Note 3, Related Party Transactions). Our share-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for share-based awards recognized in the Combined and Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	For the Fiscal Years Ended May
	2018	2017	2016
Stock options	$1.2	$0.6	$0.4
Stock-settled RSUs	7.9	4.0	2.4
Performance Shares	4.4	1.1	0.4
Stock-settled compensation expense	13.5	5.7	3.2
Cash-settled RSUs (a)	8.8	9.7	5.7
Total compensation expense	22.3	15.4	8.9
Income tax benefit (b)	(6.9)	(5.7)	(3.3)
Total compensation expense, net of tax benefit	$15.4	$9.7	$5.6

(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at May 27, 2018, total unrecognized compensation expense related to stock-based payments was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock options	$0.4	1.1
Stock-settled RSUs	11.4	2.0
Cash-settled RSUs	3.7	1.0
Performance shares	9.9	2.1
Total unrecognized compensation expense	$25.4	1.9

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 27, 2018 and May 28, 2017 (dollars in millions):

	As of May 27, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets	$14.8	$2.5	$—	$17.3
Deferred compensation assets	0.5	—	—	0.5
Derivative assets (a)	—	0.8	—	0.8
Total assets	$15.3	$3.3	$—	$18.6
Liabilities:
Derivative liabilities (a)	$—	$1.4	$—	$1.4
Deferred compensation liabilities (b)	—	12.4	—	12.4
Total liabilities	$—	$13.8	$—	$13.8

	As of May 28, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets	$4.5	$—	$—	$4.5
Deferred compensation assets	0.6	—	—	0.6
Total assets	$5.1	$—	$—	$5.1
Liabilities:
Derivative liabilities (a)	$—	$2.4	$—	$2.4
Deferred compensation liabilities (b)	—	8.8	—	8.8
Total liabilities	$—	$11.2	$—	$11.2

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

Non-financial assets such as intangible assets, property, plant and equipment are recorded at fair value only if an impairment is recognized. Cost and equity investments are measured at fair value on a non-recurring basis.

At May 27, 2018, we had $1,687.5 million of fixed-rate and $648.9 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at May 27, 2018 was estimated to be $1,658.4 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy that is described above. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

In connection with the Separation, we amended and restated our certificate of incorporation to authorize 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 146,395,866 shares of common stock issued and outstanding as of May 27, 2018. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding on May 27, 2018.

Dividends

During fiscal 2018 and fiscal 2017, we paid $110.2 million and $27.4 million, respectively, of dividends to common stockholders. On July 19, 2018, our Board of Directors declared a dividend of $0.19125 per share of common stock. The dividend will be paid on August 31, 2018, to stockholders of record as of the close of business on August 3, 2018.

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

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
	Gains (Losses)	Benefits		Loss
Balance as of May 28, 2017	$(10.3)	$1.0		$(9.3)
Other comprehensive income before reclassifications, net of tax	9.1	(4.3)		4.8
Amounts reclassified out of AOCI, net of tax	—	0.2	(a)	0.2
Net current-period other comprehensive income (loss)	9.1	(4.1)		5.0
Balance as of May 27, 2018	$(1.2)	$(3.1)		$(4.3)

(a)

These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 7, Employee Benefit Plans and Other Post-Retirement Benefits, for additional information.

13.    SEGMENTS

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

	For the Fiscal Years Ended May
(in millions)	2018	2017	2016
Net sales:
Global	$1,744.2	$1,624.8	$1,549.4
Foodservice	1,099.1	1,030.0	946.0
Retail	449.2	384.9	372.1
Other	131.2	128.3	126.3
Total net sales	3,423.7	3,168.0	2,993.8
Product contribution margin (a):
Global	375.7	338.6	293.2
Foodservice	365.9	330.7	253.0
Retail	87.3	77.6	69.1
Other	19.0	9.3	20.9
Total product contribution margin	847.9	756.2	636.2
Other selling, general and administrative expenses (a) (b)	267.8	237.9	262.9
Income from operations	580.1	518.3	373.3
Interest expense, net	108.8	61.2	5.9
Income tax expense (c)	121.2	170.2	144.5
Equity method investment earnings (d)	83.6	53.3	71.7
Net income	433.7	340.2	294.6
Less: Income attributable to noncontrolling interests	16.9	13.3	9.3
Net income attributable to Lamb Weston Holdings, Inc.	$416.8	$326.9	$285.3

(a)

Product contribution margin is defined as net sales, less cost of sales and advertising and promotion expenses. Other selling, general and administrative expenses include all selling, general and administrative expenses other than advertising and promotion expenses.

(b)	Fiscal 2018 includes $8.7 million of pre-tax expenses related to the Separation, primarily related to professional fees and employee-related costs.

Fiscal 2017 includes $26.5 million of pre-tax expenses related to the Separation, primarily related to professional fees, and a $3.1 million non-cash pre-tax gain on assets received during the period.

Fiscal 2016 includes the following pre-tax charges: $5.3 million of expenses related to the Separation and $59.5 million of non-cash charges reflecting Lamb Weston’s portion of the actuarial losses in excess of 10% of Conagra’s pension liability for Conagra sponsored plans.

(c)

The Tax Act decreased income tax expense by $64.7 million. This decrease includes a provisional $28.4 million net benefit comprised of a $39.9 million benefit from the re-measurement of our net U.S. deferred tax liabilities using the new lower U.S. federal statutory tax rate, partially offset by a $11.5 million transition tax on our previously untaxed foreign earnings, which is primarily payable over eight years. In addition, the decrease in income tax expense includes a $36.3 million tax benefit related to the lower U.S. corporate tax rate. We will continue to refine these amounts within the measurement period allowed by SAB No.118, which will not exceed one year from the enactment date of the Tax Act.

(d)	Fiscal 2016 includes a $17.7 million non-cash gain related to the settlement of a pension plan of our Lamb-Weston/Meijer joint venture.

Assets by Segment

The manufacturing assets of Lamb Weston are shared across all reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.

Concentrations

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 11% of consolidated “Net sales” in each of fiscal 2018, 2017 and 2016. Accounts receivable from another customer accounted for 12% of our consolidated accounts receivable at May 27, 2018. Accounts receivable from an additional customer accounted for 10% of our consolidated accounts receivable at May 28, 2017.

Other Information

The net sales of each of our Global, Foodservice, and Retail reporting segments are comprised of sales of frozen potato and frozen sweet potato products. The net sales of our Other reporting segment included vegetable sales of $81.7 million, $81.6 million, and $70.4 million, various byproduct sales of $38.1 million, $35.4 million, and $46.4 million, and dairy product sales of $11.5 million, $11.3 million, and $9.5 million in fiscal 2018, 2017, and 2016, respectively.

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations in fiscal 2018, 2017, and 2016. Foreign net sales, including sales by domestic segments to customers located outside of the United States and Canada, were $665.8 million, $663.5 million, and $615.9 million in fiscal 2018, 2017, and 2016, respectively. Lamb Weston’s long-lived assets of our China operations accounted for less than 4% of our total assets.

Labor

At May 27, 2018, we had approximately 7,200 employees, excluding our joint ventures. Approximately 700 of these employees work outside of the United States. Approximately 26% of our hourly employees are parties to collective bargaining agreements on terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times throughout the next several years. Approximately 44% expire in fiscal 2019. As these agreements expire, we believe they will be renegotiated on terms satisfactory to us.

14.   COMMITMENTS, CONTINGENCIES, GUARANTEES, AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 9, Debt and Financing Obligations), lease obligations, purchase commitments for goods and services, and legal proceedings (discussed below).

Capital Commitments

We had capital commitments of approximately $158.7 million and $81.7 million as of May 27, 2018 and May 28, 2017, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Lease Obligations

We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense for operating leases was $62.8 million, $63.0 million, and $69.2 million in fiscal 2018, 2017, and 2016, respectively.

The minimum lease payments under non-cancellable operating leases with lease terms in excess of one year are as follows (dollars in millions):

2019	$20.7
2020	19.2
2021	15.0
2022	11.6
2023	6.2
Thereafter	16.6
Total	$89.3

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At May 27, 2018, we were not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If the fair value of such liability becomes material, we will accrue for it at that time.

Lamb Weston is a party to various potato purchase supply agreements with partner growers, under which they deliver their potato crop from the contracted acres to Lamb Weston during the harvest season, and pursuant to the potato supply agreements, pricing for this inventory is determined after delivery, taking into account crop size and quality, among other factors. Lamb Weston paid $132.8 million, $150.8 million, and $142.4 million in fiscal 2018, 2017, and 2016, respectively, under the terms of the potato supply agreements. Amounts paid are initially recorded in inventory and charged to cost of sales as related inventories are produced and subsequently sold. Under the terms of these potato supply agreements, Lamb Weston has guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 27, 2018, Lamb Weston has effectively guaranteed $31.6 million of supplier loans. Lamb Weston has not established a liability for these guarantees, as Lamb Weston has determined that the likelihood of Lamb Weston’s required performance under the guarantees is remote. Under certain other potato supply agreements, Lamb Weston makes advances to growers prior to the delivery of potatoes. The aggregate amounts of these advances were $24.6 million and $24.4 million at May 27, 2018 and May 28, 2017, respectively.

Lamb-Weston/Meijer, a joint venture (see Note 6, Investments in Joint Ventures, for further information) headquartered in the Netherlands, manufactures and sells frozen potato products principally in Europe. Lamb Weston and Lamb Weston’s partner are jointly and severally liable for all legal liabilities of Lamb-Weston/Meijer. As of May 27, 2018 and May 28, 2017, the total liabilities of Lamb-Weston/Meijer were $242.2 million and $210.0 million, respectively. Lamb-Weston/Meijer is well capitalized, with partners’ equity of $390.5 million and $320.2 million as of May 27, 2018 and May 28, 2017, respectively. Lamb Weston does not guarantee these obligations and therefore, has not established a liability on its balance sheets for the obligations of Lamb-Weston/Meijer.

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

15.   QUARTERLY FINANCIAL DATA (unaudited; dollars in millions, except per-share amounts and stock price information)

	2018 (a)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$817.5	$824.6	$863.4	$918.2
Gross profit	196.3	208.2	242.3	232.7
Income before income taxes and equity method earnings	112.4	112.4	140.7	105.8
Income tax expense	44.1	41.5	7.5	28.1
Net income attributable to Lamb Weston Holdings, Inc.	83.4	76.6	156.8	100.0
Earnings per share
Basic	0.56	0.52	1.07	0.68
Diluted	0.56	0.52	1.06	0.68
Dividends declared	0.1875	0.1875	0.19125	0.19125
Stock price - high (b)	47.38	54.44	60.32	68.03
Stock price - low (b)	42.74	44.88	53.51	54.05

	2017 (a)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$776.3	$790.7	$768.5	$832.5
Gross profit	179.7	196.5	204.9	197.7
Income before income taxes and equity method earnings	123.5	118.7	118.9	95.9
Income tax expense	51.0	33.9	44.0	41.2
Net income attributable to Lamb Weston Holdings, Inc.	79.6	87.2	84.2	75.9
Earnings per share
Basic	0.54	0.59	0.57	0.52
Diluted	0.54	0.59	0.57	0.51
Dividends declared	N/A	N/A	0.1875	0.1875
Stock price - high (b)	N/A	33.02	39.90	45.66
Stock price - low (b)	N/A	29.89	32.51	39.19

(a)	The sum of quarterly amounts may not agree to our annual results due to rounding.

The first, second, third, and fourth quarters of fiscal 2018 included $2.2 million ($1.4 million net of taxes), $4.0 million ($2.5 million net taxes), $1.7 million ($1.2 million net of taxes), and $0.8 million ($0.6 million net of taxes), respectively, of expenses related to the Separation.

The third and fourth quarters of fiscal 2018 include a $47.0 million and $17.7 million benefit, respectively, related to the Tax Act; approximately $23.0 million and $13.3 million, respectively, relates to a lower U.S. corporate tax rate and $24.0 million and $4.4 million, respectively, relate to the provisional impacts of the Tax Act.

The first, second, third, and fourth quarters of fiscal 2017 included $9.7 million ($6.1 million net of taxes), $9.0 million ($5.7 million net of taxes), $5.1 million ($3.2 million net of taxes), and $2.8 million ($1.8 million net of taxes), respectively, of expenses related to the Separation.

The fourth quarter of fiscal 2017 includes a $3.1 million ($2.0 million net of taxes) non-cash gain on assets.

(b)	Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “LW.” All stock prices are closing prices as reported by the NYSE.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of May 27, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting that occurred during the quarter ended May 27, 2018 and determined that there was no change in our internal control over financial reporting during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization;

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed the effectiveness of our internal control over financial reporting as of May 27, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management concluded that, as of May 27, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit and Finance Committee of our Board of Directors.

Our independent registered public accounting firm, KPMG LLP, audited the consolidated financial statements prepared by us. KPMG LLP has also issued an attestation report on our internal control over financial reporting. Their report on the consolidated financial statements and attestation report are included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is included under the headings “Executive Officers” and “Ethics and Governance” in Part 1, Item 1 of this Form 10-K, and will be included under the headings “Item 1. Election of Directors,” “Corporate Governance – Code of Conduct and Code of Ethics for Senior Corporate Financial Officers,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board Committees and Membership – Audit and Finance Committee” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on September 27, 2018 (“2018 Proxy Statement”). This information from the 2018 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included under the headings “Board Committees and Membership – Compensation Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in our 2018 Proxy Statement. This information is incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year ended May 27, 2018.

Column
	A	B	C
Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding	Equity Compensation Plans
	Warrants, and Rights	Options, Warrants, and	(Excluding Securities
Plan Category	(a)	Rights (b)	Reflected in Column A) (c)
Equity compensation plans approved by securityholders	1,480,812	$29.08	7,944,189
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	1,480,812	$29.08	7,944,189

(a)

Includes outstanding stock options, RSUs and performance shares (assuming the target performance payout level) granted under the Lamb Weston Holdings, Inc. 2016 Stock Plan (the “2016 Stock Plan”). Awards granted to Lamb Weston employees prior to the spinoff were made by Conagra under its stockholder-approved equity plans and were adjusted and converted into Lamb Weston equity awards under the 2016 Stock Plan in connection with the spinoff. This number also includes shares payable with respect to certain compensation deferred under the Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan and the Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan. The number of securities to be issued excludes options that were exercised but not settled with our stock transfer agent as of May 27, 2018.

(b)	Weighted average exercise price of outstanding stock options only.

(c)	Represents shares available for issuance under the 2016 Stock Plan.

Information related to the security ownership of certain beneficial owners, directors and management will be included in our 2018 Proxy Statement under the heading “Information on Stock Ownership” and is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Related Party Transactions” in our 2018 Proxy Statement. This information is incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included under the heading “Board Committees and Membership – Audit and Finance Committee” in our 2018 Proxy Statement. This information is incorporated by reference into this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as part of this report:

1.	Financial Statements

All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10‑K.

2.	Financial Statement Schedules

The following consolidated financial statement schedule for fiscal 2018, 2017, and 2016 is included in this report.

Schedule II – Lamb Weston - Valuation and Qualifying Accounts (dollars in millions).

		Additions
		Charged
	Balance	to Costs,		Deductions		Balance
	Beginning of	Expenses		from		End of
	Year	and Equity		Reserves		Year
Year ended May 27, 2018
Deferred tax asset valuation allowance	$98.4	$—		$36.4	(a)	$62.0

Year ended May 28, 2017
Deferred tax asset valuation allowance	$12.3	$86.1	(b)	$—		$98.4

Year ended May 29, 2016
Deferred tax asset valuation allowance	$8.9	$3.4		$—		$12.3

(a)	Includes $31.2 million reduction resulting from the revaluation of U.S. deferred tax assets to the new 21% federal statutory tax rate as a result of the Tax Act.

(b)

Includes $83.3 million of additions charged to equity; primarily due to the step-up in tax basis of certain assets in connection with our Separation from Conagra. See Note 4, Income Taxes, of the Notes to Combined Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

All other schedules are omitted because they are not applicable or not material, not required, or because the required information is included in the consolidated financial statements or the accompanying notes to financial statements, and therefore, have been omitted.

b)	The following exhibits are filed as part of, or incorporated by reference into, this Form 10‑K:

Exhibit No.	Descriptions

2.1*

Separation and Distribution Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 2.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

3.1

Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

3.2

Amended and Restated Bylaws of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

4.1

2024 Notes Indenture, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2024 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

4.2

2026 Notes Indenture, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2026 Notes), incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

10.1

Tax Matters Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

10.2

Employee Matters Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

10.3

Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

10.4

Credit Agreement, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.5 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

10.5

Amendment No. 2, dated as of December 1, 2017, to Credit Agreement, dated as of November 9, 2016, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)

10.6

Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)**

10.7

Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan, incorporated herein by reference to Exhibit 10.7 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.8

Form of Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan Participation Agreement, incorporated herein by reference to Exhibit 10.8 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.9

Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)**

10.10

Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.4 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)**

10.11

Letter Agreement, dated as of August 25, 2016, between ConAgra Foods, Inc. and Micheline C. Carter, incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001‑37830)**

10.12

Letter Agreement, dated as of September 15, 2016, between ConAgra Foods, Inc. and Eryk J. Spytek, incorporated by reference to Exhibit 10.12 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001‑37830)**

10.13

Letter Agreement, dated as of November 9, 2016, between Lamb Weston Holdings, Inc. and Robert M. McNutt, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 17, 2016 (File No. 001-37830)**

10.14

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Cash-settled) (pre-March 2017), incorporated herein by reference to Exhibit 10.12 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)**

10.15

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (pre-March 2017), incorporated herein by reference to Exhibit 10.13 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)**

10.16

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (pre-March 2017), incorporated herein by reference to Exhibit 10.14 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)**

10.17

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Cash-settled) (post-July 2017), incorporated herein by reference to Exhibit 10.21 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.18

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (post-July 2017), incorporated herein by reference to Exhibit 10.22 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.19

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-March 2017), incorporated herein by reference to Exhibit 10.23 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.20

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (pre-September 2017), incorporated herein by reference to Exhibit 10.24 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.21

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (post-September 2017), incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)**

10.22

Form of Lamb Weston Holdings, Inc. Performance Share Agreement, incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)**

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Lamb Weston Holdings, Inc.

23.1	Consent of KPMG LLP

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.1

The following materials from Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K for the year ended May 27, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Combined and Consolidated Statements of Earnings, (ii) the Combined and Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Combined and Consolidated Statements of Stockholders' Equity, (v) the Combined and Consolidated Statements of Cash Flows, (vi) Notes to Combined and Consolidated Financial Statements, and (vii) document and entity information.

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

LAMB WESTON HOLDINGS, INC.
LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT
Robert M. McNutt
Senior Vice President and Chief Financial Officer

	Date:	July 25, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS P. WERNER	President and Chief Executive Officer and Director (Principal Executive Officer)	July 25, 2018
Thomas P. Werner

/s/ ROBERT M. MCNUTT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 25, 2018
Robert M. McNutt

/s/ BERNADETTE M. MADARIETA	Vice President and Controller (Principal Accounting Officer)	July 25, 2018
Bernadette M. Madarieta

/s/ PETER J. BENSEN	Director	July 25, 2018
Peter J. Bensen

/s/ CHARLES A. BLIXT	Director	July 25, 2018
Charles A. Blixt

/s/ ANDRE J. HAWAUX	Director	July 25, 2018
Andre J. Hawaux

/s/ WILLIAM G. JURGENSEN	Director	July 25, 2018
William G. Jurgensen

/s/ THOMAS P. MAURER	Director	July 25, 2018
Thomas P. Maurer

/s/ HALA G. MODDELMOG	Director	July 25, 2018
Hala G. Moddelmog

/s/ ANDREW J. SCHINDLER	Director	July 25, 2018
Andrew J. Schindler

/s/ MARIA RENNA SHARPE	Director	July 25, 2018
Maria Renna Sharpe