Form 10-Q
period 2018-08-26
Lamb Weston Holdings, Inc.
filed 2018-10-02
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of September 28, 2018, the Registrant had 146,454,635 shares of common stock, par value $1.00 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, dollars in millions, except per-share amounts)

	Thirteen Weeks Ended
	August 26,	August 27,
	2018	2017
Net sales	$914.9	$817.5
Cost of sales	684.3	621.2
Gross profit	230.6	196.3
Selling, general and administrative expenses	78.0	58.7
Income from operations	152.6	137.6
Interest expense, net	26.8	25.2
Income before income taxes and equity method earnings	125.8	112.4
Income tax expense	34.3	44.1
Equity method investment earnings	19.9	20.0
Net income	111.4	88.3
Less: Income attributable to noncontrolling interests	3.6	4.9
Net income attributable to Lamb Weston Holdings, Inc.	$107.8	$83.4
Earnings per share
Basic	$0.73	$0.56
Diluted	$0.73	$0.56
Dividends declared per common share	$0.19125	$0.18750

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 26, 2018			August 27, 2017
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$145.7	$(34.3)	$111.4	$132.4	$(44.1)	$88.3
Other comprehensive income (loss):
Reclassification of pension and post-retirement benefits out of accumulated other comprehensive income (loss)	0.2	(0.1)	0.1	—	—	—
Unrealized currency translation gains (losses)	(4.3)	—	(4.3)	15.2	—	15.2
Comprehensive income (loss)	141.6	(34.4)	107.2	147.6	(44.1)	103.5
Less: Comprehensive income attributable to noncontrolling interests	3.6	—	3.6	4.9	—	4.9
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$138.0	$(34.4)	$103.6	$142.7	$(44.1)	$98.6

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions except share data)

	August 26,	May 27,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$150.5	$55.6
Receivables, less allowance for doubtful accounts of $0.6 and $0.6	331.1	225.9
Inventories	447.7	549.7
Prepaid expenses and other current assets	55.5	99.2
Total current assets	984.8	930.4
Property, plant and equipment, net	1,467.9	1,420.8
Goodwill	133.3	135.1
Intangible assets, net	34.8	35.4
Equity method investments	221.7	219.8
Other assets	11.8	11.1
Total assets	$2,854.3	$2,752.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$8.8	$9.6
Current portion of long-term debt and financing obligations	38.7	38.7
Accounts payable	270.2	254.4
Accrued liabilities	200.6	216.0
Total current liabilities	518.3	518.7
Long-term liabilities:
Long-term debt, excluding current portion	2,329.5	2,336.7
Deferred income taxes	109.9	92.1
Other noncurrent liabilities	84.8	84.3
Total long-term liabilities	2,524.2	2,513.1
Commitments and contingencies
Redeemable noncontrolling interest	57.2	55.6
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,565,333 and 146,395,866 shares issued	146.6	146.4
Additional distributed capital	(896.4)	(900.4)
Retained earnings	519.7	426.4
Accumulated other comprehensive loss	(8.5)	(4.3)
Treasury stock, at cost, 117,577 and 63,534 common shares	(6.8)	(2.9)
Total stockholders' deficit	(245.4)	(334.8)
Total liabilities and stockholders’ equity	$2,854.3	$2,752.6

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirteen Weeks Ended
	August 26,	August 27,
	2018	2017
Cash flows from operating activities
Net income	$111.4	$88.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	38.6	31.0
Stock-settled, stock-based compensation expense	4.2	2.6
Earnings of joint ventures in excess of distributions	(3.2)	(7.1)
Deferred income taxes	13.9	11.5
Pension expense, net of contributions	1.9	2.0
Other	1.2	(8.9)
Changes in operating assets and liabilities:
Receivables	(18.6)	(28.5)
Inventories	33.2	30.7
Income taxes payable/receivable, net	9.5	3.4
Prepaid expenses and other current assets	41.1	26.8
Accounts payable	17.1	12.9
Accrued liabilities	(22.4)	(21.2)
Net cash provided by operating activities	$227.9	$143.5
Cash flows from investing activities
Additions to property, plant and equipment	(87.0)	(104.4)
Other	0.2	—
Net cash used for investing activities	$(86.8)	$(104.4)
Cash flows from financing activities
Proceeds (repayments) of short-term borrowings, net	(1.0)	10.2
Debt repayments	(10.9)	(9.9)
Dividends paid	(28.0)	(27.4)
Cash distributions paid to noncontrolling interest	(2.9)	(2.3)
Other	(3.1)	(1.1)
Net cash used for financing activities	$(45.9)	$(30.5)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	4.1
Net increase in cash and cash equivalents	94.9	12.7
Cash and cash equivalents, beginning of the period	55.6	57.1
Cash and cash equivalents, end of period	$150.5	$69.8

See Condensed Notes to Consolidated Financial Statements.

Condensed Notes to Consolidated Financial Statements

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

Basis of Presentation

The unaudited quarterly Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen weeks ended August 26, 2018 and August 27, 2017, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May. These quarterly financial statements and condensed notes should be read together with the combined and consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 26, 2018.

Our consolidated financial statements include the accounts of Lamb Weston and all of its majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we are the primary beneficiary are included in our consolidated financial statements from the date such determination was made. Intercompany investments, accounts, and transactions have been eliminated.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.

New and Recently Issued Accounting Standards

Accounting Standards Adopted

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to disaggregate the service cost component from the other components of net benefit cost and report it in the same line item(s) as other employee compensation costs arising from services rendered during the period. All other non-service components are required to be separate from the service cost component and outside a subtotal of income from operations. These non-service components are not eligible for capitalization. Changes to the presentation of benefit costs are required to be adopted retrospectively, while changes to the capitalization of service costs into inventories are required to be adopted prospectively. We adopted the provisions of this guidance in fiscal 2019 (beginning May 28, 2018). The adoption of this standard did not have a significant impact on our financial statements. See Note 10, Employee Benefit Plans and Other Post-Retirement Benefits, for the amount of each component of net periodic pension and other post-retirement benefit costs we reported historically.

Effective May 28, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments, collectively known as Accounting Standards Codification 606 (“ASC 606”), using the modified retrospective method. See Note 2, Revenue from Contracts with Customers, for more information.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update provides guidance on when implementation costs may be capitalized as an asset related to service contracts and which costs should be expensed using the same model as if the cloud computing arrangement included a software license. The amendments in this update also require companies to expense capitalized implementation costs over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. This guidance is effective for our fiscal 2021 (beginning May 30, 2021) and early adoption is permitted. The adoption of this standard is not expected to have a significant impact on our financial statements.

In February 2016, the FASB issued Accounting Standard Codification (“ASC”) Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as assets and obligations. We will adopt this standard on May 27, 2019, the beginning of our fiscal year 2020. The primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases as right of use assets and obligations on our Consolidated Balance Sheet. This will result in a significant increase in assets and liabilities on our Consolidated Balance Sheet. We expect to adopt this guidance using a modified retrospective transition approach on the effective date without adjusting comparative periods. We are currently implementing process changes in order to comply with the measurement and disclosure requirements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial statements.

2.    REVENUE FROM CONTRACTS WITH CUSTOMERS

On May 28, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (new revenue standard),  using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to opening retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

We recorded a net increase to opening retained earnings of $13.7 million as of May 28, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact related to our customized products. The impacts of the adoption of the new revenue standard on our consolidated financial statements were as follows (in millions):

Consolidated Statements of Earnings

	Thirteen Weeks Ended August 26, 2018
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales	$914.9	$917.4	$(2.5)
Cost of sales	684.3	685.8	(1.5)
Income from operations	152.6	153.6	(1.0)
Income tax expense	34.3	34.6	(0.3)
Net income attributable to Lamb Weston Holdings, Inc.	107.8	108.5	(0.7)

Consolidated Balance Sheets

	As of August 26, 2018
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Receivables, less allowance for doubtful accounts	$331.1	$246.9	$84.2
Inventories	447.7	515.0	(67.3)
Deferred income taxes	109.9	106.0	3.9
Retained earnings	519.7	506.7	13.0

Consolidated Statements of Cash Flows

	Thirteen Weeks Ended August 26, 2018
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Cash flows from operating activities
Net income	$111.4	$112.1	$(0.7)
Deferred income taxes	13.9	14.1	(0.2)
Receivables	(18.6)	(21.0)	2.4
Inventories	33.2	34.7	(1.5)

Historically, we recognized revenue on a point-in-time basis in all of our segments. The trigger for point-in-time recognition is when the customer takes title to the goods and assumes the risks and rewards for the goods. The adoption of ASC 606 did not have a material impact on our revenue recognition for point-in-time product sales. However, there are certain products that we manufacture to customers’ unique recipes (customized products). Due to costs associated with reworking, transporting, and repackaging these products, we concluded that these products do not have an alternative future use at a reasonable profit margin under ASC 606.

The customized product sales are covered by purchase orders. Once the customized product is manufactured per the purchase order, we have an enforceable right to payment for the products. As such, the adoption of ASC 606 resulted in the acceleration of revenue for customized products at the time we have a legally enforceable right to payment since these products do not have an alternative use at a reasonable profit margin. Sales of customized products are recurring, thereby limiting the net impact of the adoption of ASC 606, and we do not expect it to have a material impact on future results of operations and cash flows.

Segment Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant to consolidated operations in fiscal 2018, 2017, and 2016. While the nature of our contracts can vary based on the business, customer type, and region, in all instances it is our customary business practice to receive a valid order from the customer, in which each parties’ rights and related payment terms are clearly identifiable. The adoption of ASC 606 had the following impact on segment net sales (in millions):

	Thirteen Weeks Ended August 26, 2018
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales:
Global	$466.8	$468.5	$(1.7)
Foodservice	297.8	298.0	(0.2)
Retail	116.2	116.1	0.1
Other	34.1	34.8	(0.7)
Total net sales	$914.9	$917.4	$(2.5)

Performance Obligations and Significant Judgments

Our principal business is to manufacture and sell frozen potato products. We also sell frozen vegetables, commercial ingredients, and appetizers. As a general rule, none of our businesses provide equipment installation or other ancillary services outside producing, packaging, and shipping products to customers.

Our revenue is primarily derived from fixed consideration; however, we do have contract terms that give rise to variable consideration, primarily cash discounts, coupons, and rebates, as well as other sales incentives and trade promotion allowances described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K. We estimate sales incentives and trade promotions based on historical experience to record reductions in revenue which is consistent with methods outlined in ASC 606.

Contracts or purchase orders with customers could include a single type of product or multiple types or grades of products. Regardless, the contracted price with the customer is agreed to at the individual product level outlined in the customer contracts or purchase orders. We do not bundle prices; however, we do negotiate with customers on pricing and rebates for the same products based on a variety of factors (e.g. level of contractual volume). We’ve concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

Generally, we recognize revenue on a point in time basis when the customer takes title to the goods and assumes the risks, rewards, or control of the goods. We recognize revenue over time for customized products as they are produced and we have a purchase order providing legally enforceable right to payment for the goods.

Practical Expedients and Exemptions

As part of our adoption of the new revenue standard, the Company has elected to account for shipping and handling activities as fulfillment activities and recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset we would recognize is one year or less. The election of these practical expedients results in accounting treatments consistent with our historical accounting policies and therefore, these elections and expedients do not have a material impact on the comparability of our financial statements.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions):

	Thirteen Weeks Ended
	August 26,	August 27,
	2018	2017
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$107.8	$83.4
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.9	0.8
Net income available to Lamb Weston common stockholders	$106.9	$82.6

Denominator:
Basic weighted average common shares outstanding	146.5	146.2
Add: Dilutive effect of employee incentive plans (a)	0.7	0.6
Diluted weighted average common shares outstanding	147.2	146.8

Earnings per share
Basic	$0.73	$0.56
Diluted	$0.73	$0.56

(a)

Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of August 26, 2018 and August 27, 2017, we did not have any stock-based awards that were antidilutive.

4.    RELATED PARTY TRANSACTIONS

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

5.    INCOME TAXES

Income tax expense for the thirteen weeks ended August 26, 2018 and August 27, 2017, was $34.3 million and $44.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 23.5% and 33.3% for the thirteen weeks ended August 26, 2018 and August 27, 2017, respectively, in our Consolidated Statements of Earnings. The lower rate in the thirteen weeks ended August 26, 2018, is primarily attributable to the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. Notably, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, assessed a one-time transition tax on earnings of non-U.S. subsidiaries that have not been taxed previously in the U.S., limited the tax deductibility of interest, provided for immediate deductions for certain new investments instead of deductions for depreciation expense over time, modified or repealed many business deductions and credits, and created new taxes on certain future foreign sourced earnings.

In connection with our initial analysis of the Tax Act, we recorded a provisional net tax benefit of $28.4 million in fiscal 2018. The net tax benefit consisted of a net tax benefit for the re-measurement of U.S. deferred taxes of $39.9 million and an expense for the transition tax of $11.5 million. The estimates reported in fiscal 2018 were not adjusted in the period ended August 26, 2018. There have been no changes or clarification in guidance issued or interpretations or assumptions we have made that caused a change to the estimates reported in fiscal 2018. These estimates may change due to, among other things, further clarification of existing guidance that may be issued by U.S. taxing authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made. We will continue to analyze the Tax Act to finalize its financial statement impact, including the mandatory deemed repatriation of foreign earnings, re-measurement of deferred taxes and all other provisions of the legislation and will record the effects of any changes to provisional amounts in the period we complete our analysis or are able to make a reasonable estimate, but no later than the measurement period allowed by Staff Accounting Bulletin 118, or December 2018.

Income Taxes Paid

Income taxes paid, net of refunds, were $10.5 million and $30.0 million in the thirteen weeks ended August 26, 2018 and August 27, 2017, respectively.

Unrecognized Tax Benefits

There have been no material changes to the unrecognized tax benefits disclosed in Note 4, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K, and we do not expect any significant changes to unrecognized tax benefits in the next 12 months.

6.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	August 26,	May 27,
	2018	2018
Raw materials and packaging	$48.9	$87.2
Finished goods	367.1	430.5
Supplies and other	31.7	32.0
Inventories	$447.7	$549.7

7.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant, and equipment were as follows (dollars in millions):

	August 26,	May 27,
	2018	2018
Land and land improvements	$140.0	$139.8
Buildings, machinery, and equipment	2,246.4	2,212.6
Furniture, fixtures, office equipment, and other	103.6	101.0
Construction in progress	171.9	127.9
Property, plant and equipment, at cost	2,661.9	2,581.3
Less accumulated depreciation	(1,194.0)	(1,160.5)
Property, plant and equipment, net	$1,467.9	$1,420.8

Depreciation expense was $36.8 million and $29.3 million for the thirteen weeks ended August 26, 2018 and August 27, 2017. At August 26, 2018 and May 27, 2018, purchases of property, plant and equipment included in accounts payable were $29.2 million and $27.9 million, respectively.

The amounts of interest capitalized in construction in progress for the thirteen weeks ended August 26, 2018 and August 27, 2017, were $1.4 million and $2.3 million, respectively.

8.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Changes in the carrying amount of goodwill as allocated to each segment were as follows (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 27, 2018	$76.9	$42.8	$10.9	$4.5	$135.1
Foreign currency translation adjustment	(1.8)	—	—	—	(1.8)
Balance at August 26, 2018	$75.1	$42.8	$10.9	$4.5	$133.3

Other identifiable intangible assets were as follows (dollars in millions):

	August 26, 2018			May 27, 2018
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	14	34.9	18.1	14	35.2	17.8
		$52.9	$18.1		$53.2	$17.8

(a)	Non-amortizing intangible assets are comprised of brands and trademarks.

(b)

Amortizing intangible assets are principally composed of customer relationships, licensing arrangements, and intellectual property. During the thirteen weeks ended August 26, 2018 and August 27, 2017, amortization expense was $0.6 million and $0.5 million, respectively. Foreign intangible assets are affected by foreign currency translation.

9.    INVESTMENTS IN JOINT VENTURES

Variable Interest Entity - Consolidated

We hold a 49.99% interest in Lamb Weston BSW, a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). Commencing on June 1, 2018, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are also currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (collectively, the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which the options are exercised. In June 2018, we provided notice to exercise the call option for approximately $65 million, however, we continue to negotiate final terms and the noncontrolling interest has not been conveyed. At August 26, 2018, we recorded $57.2 million on our consolidated balance sheet for the redeemable noncontrolling interest, which was based on the value of Ochoa’s put option. Amounts we pay above the current recorded value will result in accretion of the redemption value. The accretion will not impact net income, but for purposes of calculating earnings per share, will reduce net income available to common shareholders.

Lamb Weston and Lamb Weston BSW purchase potatoes from a shareholder of Ochoa. The aggregate amounts of such purchases were $17.5 million and $16.8 million for the thirteen weeks ended August 26, 2018 and August 27, 2017, respectively. Additionally, Lamb Weston and Lamb Weston BSW utilize storage facilities and water treatment services from a shareholder of Ochoa. The aggregate amounts of such costs were $1.2 million and $1.3 million for the thirteen weeks ended August 26, 2018 and August 27, 2017, respectively. We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls.

Lamb Weston BSW is a variable interest entity, and we have determined that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW. The carrying amounts of Lamb Weston BSW’s assets were $85.5 million and $94.2 million, and liabilities were $42.4 million and $47.0 million, at August 26, 2018 and May 27, 2018, respectively. As of August 26, 2018 and May 27, 2018, the carrying amounts of Lamb Weston BSW’s redeemable noncontrolling interest was $57.2 million and $55.6 million, respectively.

Variable Interest Entity - Not Consolidated

We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. We also hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., which is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe. We have determined that Lamb Weston RDO and Lamb-Weston/Meijer are variable interest entities, but Lamb Weston is not the primary beneficiary. Lamb Weston does not have the power to direct the activities that most significantly impact the economic performance of the joint ventures. Accordingly, we do not consolidate the financial statements of these entities. We use equity method accounting to account for our ownership in these entities.

The carrying value of our equity method investments, which include Lamb Weston RDO and Lamb-Weston/Meijer, at August 26, 2018 and May 27, 2018, was $221.7 million and $219.8 million, respectively. These amounts are included in “Equity method investments” in our Consolidated Balance Sheets. For the thirteen weeks ended August 26, 2018 and August 27, 2017, we had sales to our equity method investments of $6.5 million and $5.0 million and payments to our equity method investments of $2.7 million and $1.0 million, respectively. Total dividends from our equity method investments were $16.6 million and $12.9 million for the thirteen weeks ended August 26, 2018 and August 27, 2017, respectively.

For more information about our investments in joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

10.   EMPLOYEE BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFITS

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

The components of net periodic benefit cost were as follows (dollars in millions):

	Pension Plans		Post-Retirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 26,	August 27,	August 26,	August 27,
	2018	2017	2018	2017
Service cost	$2.1	$1.9	$—	$—
Interest cost	0.2	0.1	0.1	—
Expected return on plan assets	(0.2)	(0.1)	—	—
Net amortization of unrecognized amounts
Actuarial loss	—	—	0.2	—
Net periodic benefit cost (a)	$2.1	$1.9	$0.3	$—

(a)

Service costs are reflected in “Cost of sales” in the Consolidated Statements of Earnings. Interest costs and expected return on plan assets are reflected in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

We will make pension plan contributions sufficient to fund our actuarially determined requirements, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. We may also elect to make additional voluntary contributions. During the thirteen weeks ended August 26, 2018, we made $0.1 million of contributions to our qualified plan. We are required to make $0.3 million of minimum qualified contributions during the remainder of fiscal 2019.

Pension Cost Financial Statement Presentation

Pension costs recognized in the Consolidated Statements of Earnings were as follows (dollars in millions):

	Pension Plans		Post-Retirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 26,	August 27,	August 26,	August 27,
	2018	2017	2018	2017
Cost of sales (a)	$2.1	$1.9	$—	$—
Selling, general and administrative expenses (a)	—	—	0.1	—
Total	$2.1	$1.9	$0.1	$—

(a)

Pension service costs are allocated to operations as reflected in cost of sales above. Expected returns on pension assets and interest costs are reflected in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

11.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	August 26,	May 27,
	2018	2018
Compensation and benefits	$53.9	$91.7
Accrued trade promotions	42.5	45.4
Dividends payable	28.0	28.0
Accrued interest	29.9	10.8
Franchise, property, and sales and use taxes	11.7	9.6
Income taxes payable	10.1	3.1
Other	24.5	27.4
Accrued liabilities	$200.6	$216.0

12.   DEBT AND FINANCING OBLIGATIONS

At August 26, 2018 and May 27, 2018, our debt, including financing obligations was as follows (dollars in millions):

	August 26,	May 27,
	2018	2018
Short-term borrowings:
Revolving credit facility	$—	$—
Other credit facilities	8.8	9.6
	8.8	9.6
Long-term debt:
Term loan facility, due 2021	624.3	632.8
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
Lamb Weston BSW installment notes	27.2	28.0
	2,317.5	2,326.8
Financing obligations:
4.35% lease financing obligation due May 2030	66.5	66.8
Lease financing obligations due on various dates through 2040 (a)	13.5	12.2
	80.0	79.0

Total debt and financing obligations	2,406.3	2,415.4
Debt issuance costs	(29.3)	(30.4)
Short-term borrowings	(8.8)	(9.6)
Current portion of long-term debt and financing obligations	(38.7)	(38.7)
Long-term debt, excluding current portion	$2,329.5	$2,336.7

(a)	The interest rates on our lease financing obligations range from 2.34% to 5.00% as of August 26, 2018 and 2.39% to 5.00% as of May 27, 2018.

At August 26, 2018, we had no borrowings outstanding under our Revolving Credit Facility (the “Facility”) and $496.6 million of availability under the Facility, which is net of outstanding letters of credit of $3.4 million. For the thirteen weeks ended August 26, 2018, borrowings under the Facility ranged from zero to $29.5 million and the weighted average interest rate for our outstanding borrowings under the Facility was 3.6%.

For the thirteen weeks ended August 26, 2018 and August 27, 2017, we paid $7.3 million and $6.1 million of interest on debt, respectively.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

13.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan (“Stock Plan”). Under the Stock Plan, we may grant eligible employees and non-employee directors awards of stock options, cash, and stock-settled restricted stock units (“RSUs”), restricted stock awards, other awards based on our common stock, and performance-based long-term incentive awards (“Performance Shares”). At August 26, 2018, we had 10.0 million shares authorized under the Stock Plan, and 7.8 million shares were available for future grant.

The following table summarizes stock option activity for the thirteen weeks ended August 26, 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value (a)
	Shares	(per share)	Term (Years)	(in millions)
Outstanding at May 27, 2018	651,606	$29.08
Granted	—	—
Exercised	(25,522)	28.73
Forfeited/cancelled	(408)	30.67
Outstanding at August 26, 2018	625,676	$29.09	7.0	$23.7

Exercisable at August 26, 2018	480,847	$27.31	6.7	$19.1

(a)

The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2018 first quarter, or August 24, 2018, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the quarter. The amount changes based on the fair market value of our stock.

The following table summarizes RSU and Performance Share activity for the thirteen weeks ended August 26, 2018:

	Stock-Settled		Cash-Settled		Performance Shares
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 27, 2018	581,875	$36.84	285,652	$28.54	160,270	$39.82
Granted (a)	184,461	69.77	—	—	85,851	69.77
Performance condition adjustment (b)	—	—	—	—	97,803	40.35
Vested (c)	(103,343)	26.83	(148,774)	28.51	(41,833)	26.84
Forfeited/expired/cancelled	(3,800)	53.17	—	—	—	—
Outstanding at August 26, 2018	659,193	$47.53	136,878	$28.58	302,091	$50.30

(a)	Granted represents new grants and dividend equivalents accrued.

(b)	Amount represents adjustment for performance results attained on Performance Shares during the thirteen weeks ended August 26, 2018.

(c)

The aggregate fair value of awards that vested during the thirteen weeks ended August 26, 2018 was $20.8 million, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Compensation Expense

Our share-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for share-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended
	August 26,	August 27,
	2018	2017
Stock options	$0.1	$0.6
Stock-settled RSUs	2.1	1.9
Performance Shares	2.0	0.1
Stock-settled compensation expense	4.2	2.6
Cash-settled RSUs (a)	2.1	0.9
Total compensation expense	6.3	3.5
Income tax benefit (b)	(1.5)	(1.3)
Total compensation expense, net of tax benefit	$4.8	$2.2

(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at August 26, 2018, total unrecognized compensation expense related to share-based payments was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock options	$0.3	1.0
Stock-settled RSUs	21.9	2.4
Cash-settled RSUs	2.6	0.9
Performance shares	15.5	2.3
Total unrecognized compensation expense	$40.3	2.3

14.   FAIR VALUE MEASUREMENTS

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 26, 2018 and May 27, 2018 (dollars in millions):

	As of August 26, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	0.4	—	0.4
Total assets	$0.5	$0.4	$—	$0.9
Liabilities:
Derivative liabilities (a)	$—	$6.0	$—	$6.0
Deferred compensation liabilities (b)	—	14.6	—	14.6
Total liabilities	$—	$20.6	$—	$20.6

	As of May 27, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	0.8	—	0.8
Total assets	$0.5	$0.8	$—	$1.3
Liabilities:
Derivative liabilities (a)	$—	$1.4	$—	$1.4
Deferred compensation liabilities (b)	—	12.4	—	12.4
Total liabilities	$—	$13.8	$—	$13.8

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

At August 26, 2018, we had $1,686.9 million of fixed-rate and $639.4 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at August 26, 2018, was estimated to be $1,662.0 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market pricing.

15.   STOCKHOLDERS’ EQUITY

Dividends

During the thirteen weeks ended August 26, 2018, we paid $28.0 million of dividends to stockholders.

On August 31, 2018, we paid $28.0 million of dividends to stockholders of record as of the close of business on August 3, 2018.

On September 26, 2018, our Board of Directors declared a dividend of $0.19125 per share of common stock. The dividend will be paid on November 30, 2018 to stockholders of record as of the close of business on November 2, 2018.

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

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax (except for currency translation adjustments) (dollars in millions). Amounts in parenthesis indicate losses.

	Foreign		Accumulated
	Currency	Pension and	Other
	Translation	Post-Retirement	Comprehensive
	Gains (Losses)	Benefits	Loss
Balance as of May 27, 2018	$(1.2)	$(3.1)	$(4.3)
Other comprehensive income before reclassifications, net of tax	(4.3)	—	(4.3)
Amounts reclassified out of AOCI, net of tax	—	0.1	0.1
Net current-period other comprehensive income (loss)	(4.3)	0.1	(4.2)
Balance as of August 26, 2018	$(5.5)	$(3.0)	$(8.5)

The net amount of settlement losses on pension and post-retirement benefits included in AOCI to be amortized over the next 12 months is a net loss of $0.7 million ($0.5 million after-tax).

16.    SEGMENTS

We have four operating segments, each of which is a reportable segment: Global, Foodservice, Retail, and Other. Our chief operating decision maker receives periodic management reports under this structure that generally focus on the nature and scope of our customers’ businesses, which enables operating decisions, performance assessment, and resource allocation decisions at the segment level. The reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment. We measure our segments’ product contribution margin, which is defined as net sales, less cost of sales and advertising and promotion expenses and excludes general corporate expenses, interest, and taxes. See Note 13, Segments, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K for more information. Additionally, see Note 2, Revenue from Contracts with Customers, for more information on the impact the adoption of ASC 606 had on segment net sales.

	Thirteen Weeks Ended
	August 26,	August 27,
(in millions)	2018	2017
Net sales:
Global	$466.8	$413.9
Foodservice	297.8	279.4
Retail	116.2	92.0
Other	34.1	32.2
Total net sales	914.9	817.5
Product contribution margin (a):
Global	94.5	74.4
Foodservice	102.0	90.8
Retail	22.7	16.5
Other	5.0	11.2
Total product contribution margin	224.2	192.9
Other selling, general and administrative expenses (a) (b)	71.6	55.3
Income from operations	152.6	137.6
Interest expense, net	26.8	25.2
Income tax expense (c)	34.3	44.1
Equity method investment earnings (d)	19.9	20.0
Net income	111.4	88.3
Less: Income attributable to noncontrolling interests	3.6	4.9
Net income attributable to Lamb Weston Holdings, Inc.	$107.8	$83.4

(a)

Product contribution margin is defined as net sales, less cost of sales and advertising and promotion expenses. Other selling, general and administrative expenses include all selling, general and administrative expenses other than advertising and promotion expenses.

(b)	The thirteen weeks ended August 27, 2017 includes $2.2 million of pre-tax expenses related to the Separation. The expenses related primarily to professional fees and other employee-related costs.

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10% and 11% of consolidated “Net sales” for the thirteen weeks ended August 26, 2018 and August 27, 2017, respectively. Accounts receivable from another customer accounted for 10% and 12% of our consolidated accounts receivable as of August 26, 2018 and May 27, 2018, respectively.

17.   COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 12, Debt and Financing Obligations), lease obligations, purchase commitments for goods and services, and legal proceedings. There have been no material changes to the guarantees and indemnifications disclosed in Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as “MD&A,” contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “would,” “could,” “believe,” “estimate,” “grow,” “invest,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, capital investments, dividends, taxes, and business outlook and prospects. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018 (the “Form 10-K”), which we filed with the SEC on July 26, 2018.

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

On November 9, 2016, Lamb Weston separated from Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra”) and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of the outstanding common stock of Lamb Weston to Conagra stockholders (the “Separation”). Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “Lamb Weston” refer to Lamb Weston Holdings, Inc. and its consolidated subsidiaries.

Management’s discussion and analysis of our results of operations and financial condition is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS) that is prepared using non-GAAP measures. Refer to “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definitions of Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to net income or diluted earnings per share.

Executive Summary

We had solid results in our first quarter of fiscal 2019. Our financial results reflected the strong execution by our commercial, supply chain and support teams and our ongoing commitment to invest in our production capacity, operating, sales and product innovation capabilities to support our customers’ growth, improve operating efficiency and execute on our strategies over the long term. Specifically, in the first quarter of fiscal 2019:

•

Net sales increased $97.4 million, or 12%, to $914.9 million, compared with the first quarter of fiscal 2018. Price/mix increased 8% due to pricing actions and favorable product and customer mix. Volume increased 4%, led by growth in our Global and Retail segments.

•

Net income attributable to Lamb Weston increased $24.4 million, or 29%, to $107.8 million, and diluted earnings per share increased $0.17 to $0.73. The increase was driven by lower income tax expense related to the Tax Act and net sales growth, partially offset by higher production costs and selling, general and administrative expenses.

•

Excluding approximately $2.2 million ($1.4 million after taxes) of costs related to the Separation in the first quarter of fiscal 2018, net income attributable to Lamb Weston increased $23.0 million to $107.8 million. Approximately $14.3 million of the increase related to a lower U.S. corporate tax rate as a result of the Tax Act.

•

Adjusted Diluted EPS increased $0.16 to $0.73. Approximately $0.10 of the increase was driven by a lower U.S. corporate tax rate as a result of the Tax Act. The remainder of the increase reflects growth in income from operations.

•	Adjusted EBITDA including unconsolidated joint ventures increased $21.5 million, or 11%, to $212.9 million, reflecting growth in income from operations.
•

Gross profit increased $34.3 million, or 17%, to $230.6 million, driven by favorable price/mix and volume, partially offset by higher transportation, warehousing, input and manufacturing costs, and higher depreciation expense primarily related to our new french fry production line in Richland, Washington, which started operating in the second quarter of fiscal 2018. Gross profit included a $5.6 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the current quarter, compared with a $3.2 million gain in the prior year.

•

Equity method investment earnings declined $0.1 million to $19.9 million, and included a $0.7 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts compared to a $3.8 million gain in the prior year quarter. Excluding these adjustments, earnings from equity method investments increased $3.0 million.

•

Net cash provided by operating activities through the first quarter of fiscal 2019 was $227.9 million, compared with $143.5 million in the prior year period. During the first quarter of fiscal 2019, we added $87.0 million of capital assets and paid $28.0 million in dividends to stockholders.

Demand for frozen potato products continues to grow around the world. We expect to address the increase in demand by investing in additional capacity. We began operating a new processing line in Boardman, Oregon during the third quarter of fiscal 2017 as well as a new line in Richland, Washington during the second quarter of fiscal 2018. In December 2017, we announced our plan to construct a new line in Hermiston, Oregon with a total production capacity of approximately 300 million pounds, and we anticipate it will be operational in the fourth quarter of fiscal 2019. Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), our joint venture in Europe, recently expanded capacity at its facility at Bergen op Zoom, the Netherlands, and in June 2017, acquired the potato processing business of Oerlemans Foods, which included a potato processing facility located in Broekhuizenvorst, the Netherlands. Lamb-Weston/Meijer is also party to a joint venture that constructed a new production facility in Lipetsk, a special economic zone in south Moscow, the Russian Federation, which began operations in the third quarter of fiscal 2018.

Outlook

For the remainder of fiscal 2019, we expect the operating environment in North America and our key export markets to be generally favorable given the continued growth in volume demand and high industry manufacturing capacity utilization levels. A number of manufacturers, including Lamb Weston, have announced intentions to add production capacity over the next five years, largely in Europe, North America and China, which will likely ease the industry’s near-term production constraints. In addition, compared with fiscal 2018, we are experiencing a higher rate of inflation for many of our manufacturing, commodity and other input costs, as well as for transportation and warehousing. We also expect higher selling, general and administrative costs due to investments to upgrade our information systems, including our enterprise resource planning infrastructure; investments in our sales, marketing, innovation, operations and other functional capabilities; and incremental labor and benefits and infrastructure costs associated with being a stand-alone company, including increased share-based compensation costs. While we also expect continued growth in volume demand in Europe, we anticipate that the operating environment there for the remainder of fiscal 2019 will be challenging due to the high likelihood of a poor potato crop, due to weather conditions, in that region. In addition, we believe that significant changes to the current tariff and other trade barrier structures affecting exports from the United States and Europe to our key international markets could pose additional challenges to the global operating environment.

Operating Results

We have four reportable segments: Global, Foodservice, Retail, and Other. For each period presented, we report product contribution margin by segment. Product contribution margin is the primary measure reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance for the period. We define product contribution margin as net sales less cost of sales and advertising and promotion expenses. For additional information on our reportable segments and product contribution margin, see Note 16, Segments, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Thirteen Weeks Ended August 26, 2018 compared to Thirteen Weeks Ended August 27, 2017

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirteen Weeks Ended
	Net Sales			Product Contribution Margin
	August 26,	August 27,	%	August 26,	August 27,	%
	2018	2017	Inc/(Dec)	2018	2017	Inc/(Dec)
Global	$466.8	$413.9	13%	$94.5	$74.4	27%
Foodservice	297.8	279.4	7%	102.0	90.8	12%
Retail	116.2	92.0	26%	22.7	16.5	38%
Other	34.1	32.2	6%	5.0	11.2	NM
Total	$914.9	$817.5	12%	$224.2	$192.9	16%

Net Sales

Lamb Weston’s net sales for the first quarter of fiscal 2019 were $914.9 million, an increase of $97.4 million, or 12%, compared to the first quarter of fiscal 2018.

Global segment net sales increased $52.9 million, or 13%, to $466.8 million, compared with $413.9 million in the first quarter of fiscal 2018. Fiscal 2019 first quarter net sales reflect an 8% increase in price/mix, reflecting the carryover impact of pricing actions taken in the prior year, as well as actions to improve customer and product mix. Volume increased 5%, driven by the benefit of limited time product offerings and solid growth in sales to strategic customers in the U.S. and key international markets.

Foodservice segment net sales increased $18.4 million, or 7%, to $297.8 million, compared with $279.4 million in the first quarter of fiscal 2018. Fiscal 2019 first quarter net sales reflect a 7% increase in price/mix, primarily reflecting the carryover impact of pricing actions taken in the prior year, as well as improvement in customer and product mix. Volume declined nominally as growth of higher-margin Lamb Weston-branded and operator-labeled products largely offset the loss of some lower-margin, distributor-label product volumes.

Retail segment net sales increased $24.2 million, or 26%, to $116.2 million, compared with $92.0 million in the first quarter of fiscal 2018. Price/mix increased 13%, driven by higher prices across the branded and private label portfolio, as well as improved mix. Volume increased 13%, primarily driven by distribution gains of Grown in Idaho and other branded products.

Net sales in our Other segment increased $1.9 million, or 6%, to $34.1 million, compared with $32.2 million in the first quarter of fiscal 2018. The increase primarily reflects higher prices in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the first quarter of fiscal 2019 was $224.2 million, an increase of $31.3 million, or 16%, compared to the first quarter of fiscal 2018.

Global segment product contribution margin increased $20.1 million, or 27%, to $94.5 million in the first quarter of fiscal 2019, driven by favorable price/mix and volume growth. Global segment cost of sales was $371.2 million, up 10% compared to the first quarter of fiscal 2018, due to higher sales volumes; transportation, warehousing, manufacturing and input cost inflation; and higher depreciation expense associated with the new Richland production line. Advertising and promotion spending increased in the first quarter of 2019 as compared to the first quarter of fiscal 2018.

Foodservice segment product contribution margin increased $11.2 million, or 12%, to $102.0 million in the first quarter of fiscal 2019, largely as a result of favorable price/mix. Cost of sales was $194.4 million, up 4% compared to the first quarter of fiscal 2018, primarily driven by transportation, warehousing, manufacturing and input cost inflation as well as higher depreciation expense associated with the new Richland production line. Advertising and promotion spending declined in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018.

Retail segment product contribution margin increased $6.2 million, or 38%, to $22.7 million, mainly due to higher price/mix and sales volumes, as well as lower trade expense. Cost of sales was $89.5 million, up 20% compared to the first quarter of fiscal 2018, primarily due to higher sales volumes as well as transportation, warehousing, manufacturing and input cost inflation. Advertising and promotion spending increased in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018, driven by marketing investments in support of Grown in Idaho branded products.

Other segment product contribution margin was $5.0 million, a decrease of $6.2 million as compared with $11.2 million of income in the first quarter of fiscal 2018. These amounts include a $4.3 loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the current quarter, and a $3.5 million gain related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin increased $1.6 million, largely due to improved price/mix in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $19.3 million, or 33%, to $78.0 million in the first quarter of fiscal 2019 compared with the same period in 2018. The first quarter of fiscal 2018 included $2.2 million of expenses ($1.4 million after taxes) for costs related to the Separation. Excluding this cost, selling, general and administrative expenses increased $21.5 million, or 38%. The increase includes approximately $7 million of unfavorable foreign exchange, a $5 million increase in incentive compensation expense, primarily reflecting an increase in stock price and absolute shares outstanding, and a $3 million increase in advertising and promotional support. The remainder of the increase was largely driven by higher expenses related to information technology services and infrastructure, as well as investments in our sales, marketing and operating capabilities.

Interest Expense, Net

Interest expense, net was $26.8 million for the first quarter of fiscal 2019, an increase of $1.6 million compared with the same period in fiscal 2018. The increase in interest expense, net was the result of higher interest rates. For more information, see Note 9, Debt and Financing Obligations in the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Income Taxes

Income tax expense for the first quarter of fiscal 2019 and 2018 was $34.3 million and $44.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.5% for the first quarter of fiscal 2019 and 33.3% for the first quarter of fiscal 2018. The lower tax rate in the first quarter of fiscal 2019 is primarily attributable to the Tax Act enacted in December 2017. Notably, the Tax Act reduces the U.S. corporate tax rate from 35% to 21%, limits the tax deductibility of interest, includes substantial changes to the taxation of foreign earnings, provides for immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits.

In connection with our initial analysis of the Tax Act, we recorded a provisional net tax benefit of $28.4 million in fiscal 2018. The net tax benefit consisted of a net tax benefit for the re-measurement of U.S. deferred taxes of $39.9 million and an expense for the transition tax of $11.5 million. The estimates reported in fiscal 2018 were not adjusted in the period ended August 26, 2018. There have been no changes or clarification in guidance issued or interpretations or assumptions we have made that caused a change to the estimates reported in fiscal 2018. These estimates may change due to, among other things, further clarification of existing guidance that may be issued by U.S. taxing authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made. We will continue to analyze the Tax Act to finalize its financial statement impact, including the mandatory deemed repatriation of foreign earnings, re-measurement of deferred taxes and all other provisions of the legislation and will record the effects of any changes to provisional amounts in the period we complete our analysis or are able to make a reasonable estimate, but no later than the measurement period allowed by Staff Accounting Bulletin 118, or December 2018.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures in Europe and the U.S. and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $19.9 million and $20.0 million for the first quarter of fiscal 2019 and 2018, respectively. These amounts included a $0.7 million unrealized gain related to mark-to-market adjustments and settlements associated with currency and commodity hedging contracts in the current quarter, and a $3.8 million gain related to the contracts in the prior year period. Excluding these adjustments, earnings from equity method investments increased $3.0 million, reflecting solid operating results in Europe, largely driven by lower production costs and volume growth, partially offset by lower price/mix. For more information about our joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At August 26, 2018, we had $150.5 million of cash and cash equivalents and $55.6 million at May 27, 2018. Additionally, we had $496.6 million of available borrowing capacity on our revolving credit facility. Currently, our primary uses of cash are for operations, capital expenditures, dividends on our common stock and debt service. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payment of any dividends declared, for at least the next twelve months.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirteen Weeks Ended
	August 26,	August 27,
	2018	2017	Inc (Dec)
Net cash flows provided by (used for):
Operating activities	$227.9	$143.5	$84.4
Investing activities	(86.8)	(104.4)	17.6
Financing activities	(45.9)	(30.5)	(15.4)
	95.2	8.6	86.6
Effect of exchange rate changes on cash and cash equivalents	(0.3)	4.1	(4.4)
Net increase in cash and cash equivalents	$94.9	$12.7	$82.2

Operating Activities

In the first quarter of fiscal 2019, cash provided by operating activities increased $84.4 million to $227.9 million, compared with $143.5 million in the same period a year ago. Compared with the first quarter of fiscal 2018, earnings from operations, adjusted for non-cash income and expense and other items, increased $48.6 million due primarily to favorable price/mix, volume and higher depreciation associated with the recently completed capital project at our Richland facility. Changes in operating assets and liabilities provided $35.8 million more cash in fiscal 2019 compared with fiscal 2018. The increase in cash provided by changes in operating assets and liabilities was driven primarily by the timing of payments for contracted services, grower activity, and accounts payable, collection timing of receivables, lower raw product and finished goods inventories and lower payments for income taxes, partially related to the Tax Act. These cash inflows were partially offset by higher payments for accrued liabilities.

Investing Activities

Investing activities used $86.8 million of cash in the first quarter of fiscal 2019, compared with $104.4 million in the same period in the prior year. These activities primarily represent plant capacity expansions at our Hermiston, Oregon facility in fiscal 2019, and at our Richland, Washington facility in fiscal 2018. Cash used for capital expenditures is expected to be approximately $360 million, excluding acquisitions, for fiscal 2019. This estimate is driven by approximately $200 million related to completing the construction of our 300 million pound french fry production line in Hermiston, Oregon, which is expected to be operational in May 2019. In June 2018, we provided notice to Ochoa Ag Unlimited Foods, Inc. (“Ochoa”) of our exercise of a call option to purchase Ochoa’s interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), our potato processing venture with Ochoa, for approximately $65 million. We continue to negotiate the final terms.

Financing Activities

During the first quarter of fiscal 2019, cash used for financing activities totaled $45.9 million, compared with cash used for financing activities of $30.5 million during the same period a year ago. During the first quarter of fiscal 2019, financing activities primarily related to the payment of $28.0 million in dividends to common stockholders, $10.9 million of debt payments, primarily scheduled payments under our term loan facility, distributions to Lamb Weston BSW of $2.9 million, and $1.0 million of short-term borrowings. During the first quarter of fiscal 2018, financing activities primarily related to the payment of $27.4 million of dividends to common stockholders, $9.9 million of debt payments, primarily scheduled payments under our term loan facility, and distributions to Lamb Weston BSW of $2.3 million. These payments were offset by $10.2 million of short-term borrowings.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At August 26, 2018, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

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

Lamb Weston’s management uses Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS to evaluate the Company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. The Company includes these non-GAAP financial measures because management believes they are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measures, such as net income (loss) or diluted earnings per share, and there are limitations to using non-GAAP financial measures.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended
	August 26,	August 27,
	2018	2017
Net income attributable to Lamb Weston Holdings, Inc.	$107.8	$83.4
Income attributable to noncontrolling interests	3.6	4.9
Equity method investment earnings	(19.9)	(20.0)
Interest expense, net	26.8	25.2
Income tax expense	34.3	44.1
Income from operations	152.6	137.6
Depreciation and amortization	37.4	29.8
Items impacting comparability (a)
Expenses related to the Separation	—	2.2
Adjusted EBITDA (b)	190.0	169.6

Unconsolidated Joint Ventures
Equity method investment earnings	19.9	20.0
Interest expense, income tax expense, and depreciation and amortization
included in equity method investment earnings	7.5	7.7
Add: EBITDA from unconsolidated joint ventures	27.4	27.7

Consolidated Joint Ventures
Income attributable to noncontrolling interests	(3.6)	(4.9)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	(0.9)	(1.0)
Subtract: EBITDA from consolidated joint ventures	(4.5)	(5.9)

Adjusted EBITDA including unconsolidated joint ventures	$212.9	$191.4

(a)	The thirteen weeks ended August 27, 2017 includes $2.2 million of pre-tax expenses related to the Separation. The expenses related primarily to professional fees and other employee-related costs.

(b)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	Thirteen Weeks Ended
	August 26,	August 27,
	2018 (a)	2017 (a)
As reported	$0.73	$0.56
Items impacting comparability:
Expenses related to the Separation (b)	—	0.01
Total items impacting comparability	—	0.01
Adjusted	$0.73	$0.57

(a)	Diluted weighted average common shares were 147.2 million and 146.8 million for the thirteen weeks ended August 26, 2018 and August 27, 2017, respectively.

(b)

The thirteen weeks ended August 27, 2017 includes $2.2 million ($1.4 million after tax) of Separation-related expenses.  The expenses related primarily to professional fees and other employee-related costs. Items impacting comparability are tax-effected at the marginal rate based on the applicable tax jurisdiction.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the first quarter of fiscal 2019.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamb Weston’s operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we periodically enter into derivatives to minimize these risks, but not for trading purposes.

Based on our open commodity contract hedge positions as of August 26, 2018, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $10.5 million ($8.1 million net of income tax benefit). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At August 26, 2018, we had $1,686.9 million of fixed-rate and $639.4 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.5 million annually ($5.0 million net of income tax benefit).

See Note 12, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report. Additionally, for more information on our debt and financing obligations, interest rates, and debt covenants, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 26, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17, Commitments, Contingencies, Guarantees and Legal Proceedings, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of these risks and uncertainties may be found under “Part I, Item 1A. Risk Factors” in the Form 10-K. There have been no material changes to the risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made during the thirteen weeks ended August 26, 2018:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares	Value of Maximum
	of Shares (or	Price Paid	Purchased as Part of	Number of Shares that
	units)	Per Share	Publicly Announced	May Yet be Purchased
Period	Purchased (a)	(or unit)	Plans or Programs	Under Plans or Program
May 28, 2018 through June 24, 2018	—	$—	—	—
June 25, 2018 through July 22, 2018	54,043	70.73	—	—
July 23, 2018 through August 26, 2018	—	—	—	—
Total	54,043	$70.73	—	—

(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

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

101.1

The following materials from Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) Condensed Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT
ROBERT M. MCNUTT
Senior Vice President and Chief Financial Officer

Dated this 2nd day of October, 2018.