Form 10-Q
period 2018-11-25
Lamb Weston Holdings, Inc.
filed 2019-01-04
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2018

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

As of December 28, 2018, the Registrant had 146,492,043 shares of common stock, par value $1.00 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, dollars in millions, except per-share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 25,	November 26,	November 25,	November 26,
	2018	2017	2018	2017
Net sales	$911.4	$824.6	$1,826.3	$1,642.1
Cost of sales	662.4	616.4	1,346.7	1,237.6
Gross profit	249.0	208.2	479.6	404.5
Selling, general and administrative expenses	75.0	68.4	153.0	127.1
Income from operations	174.0	139.8	326.6	277.4
Interest expense, net	26.2	27.4	53.0	52.6
Income before income taxes and equity method earnings	147.8	112.4	273.6	224.8
Income tax expense	34.0	41.5	68.3	85.6
Equity method investment earnings	10.2	12.1	30.1	32.1
Net income	124.0	83.0	235.4	171.3
Less: Income attributable to noncontrolling interests	5.0	6.4	8.6	11.3
Net income attributable to Lamb Weston Holdings, Inc.	$119.0	$76.6	$226.8	$160.0
Earnings per share
Basic	$0.74	$0.52	$1.47	$1.08
Diluted	$0.74	$0.52	$1.47	$1.08
Dividends declared per common share	$0.19125	$0.18750	$0.38250	$0.37500

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 25, 2018			November 26, 2017
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$158.0	$(34.0)	$124.0	$124.5	$(41.5)	$83.0
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income	0.2	—	0.2	—	—	—
Unrealized currency translation losses	(7.6)	—	(7.6)	(0.4)	—	(0.4)
Comprehensive income (loss)	150.6	(34.0)	116.6	124.1	(41.5)	82.6
Less: Comprehensive income attributable to noncontrolling interests	5.0	—	5.0	6.4	—	6.4
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$145.6	$(34.0)	$111.6	$117.7	$(41.5)	$76.2

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	November 25, 2018			November 26, 2017
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$303.7	$(68.3)	$235.4	$256.9	$(85.6)	$171.3
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.4	(0.1)	0.3	(0.1)	—	(0.1)
Unrealized currency translation gains (losses)	(11.9)	—	(11.9)	14.8	—	14.8
Comprehensive income (loss)	292.2	(68.4)	223.8	271.6	(85.6)	186.0
Less: Comprehensive income attributable to noncontrolling interests	8.6	—	8.6	11.3	—	11.3
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$283.6	$(68.4)	$215.2	$260.3	$(85.6)	$174.7

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions except share data)

	November 25,	May 27,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$121.6	$55.6
Receivables, less allowance for doubtful accounts of $0.6 and $0.6	340.1	225.9
Inventories	628.2	549.7
Prepaid expenses and other current assets	44.7	99.2
Total current assets	1,134.6	930.4
Property, plant and equipment, net	1,521.4	1,420.8
Goodwill	132.6	135.1
Intangible assets, net	34.4	35.4
Equity method investments	218.2	219.8
Other assets	11.3	11.1
Total assets	$3,052.5	$2,752.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$13.1	$9.6
Current portion of long-term debt and financing obligations	39.5	38.7
Accounts payable	376.2	254.4
Accrued liabilities	268.0	216.0
Total current liabilities	696.8	518.7
Long-term liabilities:
Long-term debt, excluding current portion	2,321.8	2,336.7
Deferred income taxes	114.8	92.1
Other noncurrent liabilities	86.2	84.3
Total long-term liabilities	2,522.8	2,513.1
Commitments and contingencies
Redeemable noncontrolling interest	—	55.6
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,616,397 and 146,395,866 shares issued	146.6	146.4
Additional distributed capital	(900.9)	(900.4)
Retained earnings	610.4	426.4
Accumulated other comprehensive loss	(15.9)	(4.3)
Treasury stock, at cost, 124,494 and 63,534 common shares	(7.3)	(2.9)
Total stockholders' deficit	(167.1)	(334.8)
Total liabilities and stockholders’ equity	$3,052.5	$2,752.6

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Twenty-Six Weeks Ended
	November 25,	November 26,
	2018	2017
Cash flows from operating activities
Net income	$235.4	$171.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	77.2	66.6
Stock-settled, stock-based compensation expense	9.2	6.5
Earnings of joint ventures in excess of distributions	(4.5)	(9.3)
Deferred income taxes	27.9	19.4
Pension expense, net of contributions	3.8	3.9
Other	2.4	(2.4)
Changes in operating assets and liabilities:
Receivables	(28.2)	(39.2)
Inventories	(149.4)	(137.9)
Income taxes payable/receivable, net	3.7	6.5
Prepaid expenses and other current assets	51.0	36.3
Accounts payable	114.8	89.1
Accrued liabilities	(26.5)	(28.6)
Net cash provided by operating activities	$316.8	$182.2
Cash flows from investing activities
Additions to property, plant and equipment	(170.4)	(154.0)
Other	1.7	(1.7)
Net cash used for investing activities	$(168.7)	$(155.7)
Cash flows from financing activities
Proceeds from short-term borrowings, net	4.3	66.1
Debt repayments	(20.3)	(19.3)
Dividends paid	(56.0)	(54.8)
Cash distributions paid to noncontrolling interest	(6.1)	(6.7)
Other	(3.3)	(1.2)
Net cash used for financing activities	$(81.4)	$(15.9)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	3.4
Net increase in cash and cash equivalents	66.0	14.0
Cash and cash equivalents, beginning of the period	55.6	57.1
Cash and cash equivalents, end of period	$121.6	$71.1

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

Basis of Presentation

The unaudited quarterly Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and twenty-six weeks ended November 25, 2018 and November 26, 2017, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May. These quarterly financial statements and condensed notes should be read together with the combined and consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 26, 2018.

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

New and Recently Issued Accounting Standards

Accounting Standards Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update provides guidance on when implementation costs may be capitalized as an asset related to service contracts and which costs should be expensed using the same model as if the cloud computing arrangement included a software license. The amendments in this update also require companies to expense capitalized implementation costs over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. We have elected to early adopt this standard on a prospective basis. The adoption of this standard did not have a significant impact on our financial statements.

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

Effective May 28, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments, collectively known as Accounting Standards Codification (“ASC”), 606 using the modified retrospective method. See Note 2, Revenue from Contracts with Customers, for more information.

Accounting Standards Not Yet Adopted

In December 2018, SEC Release No. 33-10532, Disclosure Update and Simplification, became effective, amending certain disclosure requirements that were redundant or outdated. The amendments include removing the requirement to disclose the historical and pro forma ratio of earnings to fixed charges and the related exhibit, as well as replacing the requirement to disclose the high and low trading prices of our common stock with a requirement to disclose the ticker symbol of our common stock. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. This final rule regarding the analysis of stockholders’ equity is effective for the third quarter of our fiscal 2019 and the other changes will apply to our fiscal 2019 Form 10-K.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project. This guidance is effective for our fiscal 2022 (beginning May 31, 2021) with early adoption permitted. The adoption of this standard is not expected to have a significant impact on our financial statements.

In February 2016, the FASB issued ASC Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as liabilities and assets. The primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases as lease liabilities and right-of-use assets (“ROU assets”) representing our right to use the underlying assets for the lease terms. In July 2018, the FASB issued ASU 2018-11: Leases (Topic 842): Targeted Improvements which amended ASC Topic 842 to provide companies an alternate transition method to apply the transition provisions of the new lease standard at its adoption date instead of the earliest comparative period presented in the financial statements. We plan to utilize this alternate transition method and will record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt this standard on May 27, 2019, the beginning of our 2020 fiscal year.

To prepare for the implementation of ASC Topic 842, we formed an implementation team, including representatives from accounting, treasury, tax, legal, supply chain, and information technology. We utilized surveys to gather initial information regarding existing leases and the processes that currently exist to procure, track and account for leases globally. We are in the process of implementing our lease software solution and are continuing to identify changes to our business processes, systems and controls to support adoption of the new standard. When adopted, this ASC will result in a material increase for ROU assets and lease liabilities on our Consolidated Balance Sheet.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial statements.

2.    REVENUE FROM CONTRACTS WITH CUSTOMERS

On May 28, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (“new revenue standard”),  using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to opening retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

We recorded a net increase to opening retained earnings of $13.7 million as of May 28, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact related to our customized products. The impacts of the adoption of the new revenue standard on our consolidated financial statements were as follows (in millions, except per share amounts):

Consolidated Statements of Earnings

	Thirteen Weeks Ended November 25, 2018
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales	$911.4	$906.3	$5.1
Cost of sales	662.4	659.3	3.1
Income from operations	174.0	172.0	2.0
Income tax expense	34.0	33.4	0.6
Net income attributable to Lamb Weston Holdings, Inc.	119.0	117.6	1.4
Earnings per share
Basic	$0.74	$0.73	$0.01
Diluted	$0.74	$0.73	$0.01

	Twenty-Six Weeks Ended November 25, 2018
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales	$1,826.3	$1,823.7	$2.6
Cost of sales	1,346.7	1,345.1	1.6
Income from operations	326.6	325.6	1.0
Income tax expense	68.3	68.0	0.3
Net income attributable to Lamb Weston Holdings, Inc.	226.8	226.1	0.7
Earnings per share
Basic	$1.47	$1.47	$—
Diluted	$1.47	$1.46	$0.01

Consolidated Balance Sheets

	As of November 25, 2018
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Receivables, less allowance for doubtful accounts	$340.1	$250.8	$89.3
Inventories	628.2	698.9	(70.7)
Deferred income taxes	114.8	110.6	4.2
Retained earnings	610.4	596.0	14.4

Consolidated Statements of Cash Flows

	Twenty-Six Weeks Ended November 25, 2018
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Cash flows from operating activities
Net income	$235.4	$234.7	$0.7
Deferred income taxes	27.9	27.8	0.1
Receivables	(28.2)	(25.5)	(2.7)
Inventories	(149.4)	(151.3)	1.9

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

Segment Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant to our consolidated operations in the first half of fiscal 2019, or in fiscal 2018, 2017, and 2016. While the nature of our contracts can vary based on the business, customer type, and region, in all instances it is our customary business practice to receive a valid order from the customer, in which each parties’ rights and related payment terms are clearly identifiable. The adoption of ASC 606 had the following impact on segment net sales (in millions):

	Thirteen Weeks Ended November 25, 2018
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales:
Global	$470.0	$464.7	$5.3
Foodservice	279.7	280.4	(0.7)
Retail	123.9	123.8	0.1
Other	37.8	37.4	0.4
Total net sales	$911.4	$906.3	$5.1

	Twenty-Six Weeks Ended November 25, 2018
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales:
Global	$936.8	$933.2	$3.6
Foodservice	577.5	578.4	(0.9)
Retail	240.1	239.9	0.2
Other	71.9	72.2	(0.3)
Total net sales	$1,826.3	$1,823.7	$2.6

Performance Obligations and Significant Judgments

Our principal business is to manufacture and sell frozen potato products. We also sell frozen vegetables and appetizers. As a general rule, none of our businesses provide equipment installation or other ancillary services outside producing, packaging, and shipping products to customers.

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

Generally, we recognize revenue on a point in time basis when the customer takes title to the goods and assumes the risks, rewards, or control of the goods. However, we recognize revenue over time for customized products as they are produced and we have a purchase order providing a legally enforceable right to payment for the goods.

Practical Expedients and Exemptions

As part of our adoption of the new revenue standard, we elected to account for shipping and handling activities as fulfillment activities and recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset we would recognize is one year or less. The election of these practical expedients results in accounting treatments consistent with our historical accounting policies and therefore, these elections and expedients do not have a material impact on the comparability of our financial statements.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 25,	November 26,	November 25,	November 26,
	2018	2017	2018	2017
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$119.0	$76.6	$226.8	$160.0
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated (a)	10.0	0.5	10.9	1.3
Net income available to Lamb Weston common stockholders	$109.0	$76.1	$215.9	$158.7

Denominator:
Basic weighted average common shares outstanding	146.6	146.3	146.5	146.3
Add: Dilutive effect of employee incentive plans (b)	0.8	0.6	0.8	0.5
Diluted weighted average common shares outstanding	147.4	146.9	147.3	146.8

Earnings per share (a)
Basic	$0.74	$0.52	$1.47	$1.08
Diluted	$0.74	$0.52	$1.47	$1.08

(a)

During the thirteen and twenty-six weeks ended November 25, 2018, net income available to common stockholders and earnings per share included accretion expense, net of estimated tax benefits, of $9.5 million, or $0.06 per share, which we recorded to increase the redeemable noncontrolling interest to the amount we agreed to pay to acquire the remaining 50.01% interest in our joint venture, Lamb Weston BSW, LLC (“Lamb Weston BSW”). While the accretion, net of estimated tax benefits, reduced net income available to Lamb Weston common stockholders and earnings per share, it did not impact net income in the Consolidated Statements of Earnings. The thirteen and twenty-six weeks ended November 25, 2018, includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the definitive agreement to acquire the remaining interest in Lamb Weston BSW. See Note 9, Investments in Joint Ventures, for more information.

(b)

Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of November 25, 2018 and November 26, 2017, we did not have any stock-based awards that were antidilutive.

4.    RELATED PARTY TRANSACTIONS

Prior to the Separation, our business was included in the Commercial Foods segment of Conagra. As a result, our transactions with Conagra were considered related party transactions. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements that governed our relationships with Conagra following the Separation, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement. Under the transition services agreement, Conagra provided a number of corporate staff services to us based on direct and indirect costs associated with rendering those services. These services included information technology, accounting, and human resources. The thirteen and twenty-six weeks ended November 26, 2017 include $0.8 million and $2.1 million, respectively, of expenses related to the transition services agreement. In April 2018, we concluded our transition services agreement with Conagra.

5.    INCOME TAXES

Income tax expense for the thirteen weeks ended November 25, 2018 and November 26, 2017, was $34.0 million and $41.5 million, respectively; and for the twenty-six weeks ended November 25, 2018 and November 26, 2017, was $68.3 million and $85.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 21.5% and 33.3% for the thirteen weeks ended November 25, 2018 and November 26, 2017, respectively; and for the twenty-six weeks ended November 25, 2018 and November 26, 2017, was 22.5% and 33.3%, respectively, in our Consolidated Statements of Earnings. The lower rate in the thirteen and twenty-six weeks ended November 25, 2018, is primarily attributable to the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. Notably, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, assessed a one-time transition tax on earnings of non-U.S. subsidiaries that have not been taxed previously in the U.S., limited the tax deductibility of interest, provided for immediate deductions for certain new investments instead of deductions for depreciation expense over time, modified or repealed many business deductions and credits, and created new taxes on certain future foreign sourced earnings. The effective tax rate varies from the U.S. federal statutory rate of 21% for fiscal 2019 principally due to the impact of U.S. state taxes, foreign taxes, permanent differences and discrete items.

In connection with our initial analysis of the Tax Act, we recorded a net tax benefit of $28.4 million in fiscal 2018. The net tax benefit consisted of a net tax benefit for the re-measurement of U.S. deferred taxes of $39.9 million and an expense for the transition tax of $11.5 million. The estimates reported in fiscal 2018 were not adjusted in the twenty-six week period ended November 25, 2018. We have now completed our accounting estimates for all of the enactment-date income tax effects of the Tax Act in accordance with the SAB 118 measurement period.

Income Taxes Paid

Income taxes paid, net of refunds, were $36.0 million and $60.2 million in the twenty-six weeks ended November 25, 2018 and November 26, 2017, respectively.

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

6.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	November 25,	May 27,
	2018	2018
Raw materials and packaging	$218.9	$87.2
Finished goods	375.6	430.5
Supplies and other	33.7	32.0
Inventories (a)	$628.2	$549.7

(a)	See Note 2, Revenue from Contracts with Customers, for more information on the impact the adoption of ASC 606 had on inventories.

7.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows (dollars in millions):

	November 25,	May 27,
	2018	2018
Land and land improvements	$141.5	$139.8
Buildings, machinery, and equipment	2,249.5	2,212.6
Furniture, fixtures, office equipment, and other	100.1	101.0
Construction in progress	248.6	127.9
Property, plant and equipment, at cost	2,739.7	2,581.3
Less accumulated depreciation	(1,218.3)	(1,160.5)
Property, plant and equipment, net	$1,521.4	$1,420.8

Depreciation expense was $36.9 million and $33.9 million for the thirteen weeks ended November 25, 2018 and November 26, 2017, respectively; and $73.7 million and $63.2 million for the twenty-six weeks ended November 25, 2018 and November 26, 2017, respectively. At November 25, 2018 and May 27, 2018, purchases of property, plant and equipment included in accounts payable were $35.8 million and $27.9 million, respectively.

The amounts of interest capitalized in construction in progress for the thirteen weeks ended November 25, 2018 and November 26, 2017, were $2.1 million and $0.5 million, respectively; and $3.5 million and $2.8 million for the twenty-six weeks ended November 25, 2018 and November 26, 2017, respectively.

8.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Changes in the carrying amount of goodwill as allocated to each segment were as follows (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 27, 2018	$76.9	$42.8	$10.9	$4.5	$135.1
Foreign currency translation adjustment	(2.5)	—	—	—	(2.5)
Balance at November 25, 2018	$74.4	$42.8	$10.9	$4.5	$132.6

Other identifiable intangible assets were as follows (dollars in millions):

	November 25, 2018			May 27, 2018
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	13	34.9	18.5	14	35.2	17.8
		$52.9	$18.5		$53.2	$17.8

(a)	Non-amortizing intangible assets are comprised of brands and trademarks.

(b)

Amortizing intangible assets are principally composed of customer relationships, licensing arrangements, and intellectual property. During the thirteen weeks ended November 25, 2018 and November 26, 2017, amortization expense was $0.5 million and $0.6 million, respectively. During both the twenty-six weeks ended November 25, 2018 and November 26, 2017, amortization expense was $1.1 million. Foreign intangible assets are affected by foreign currency translation.

9.    INVESTMENTS IN JOINT VENTURES

Variable Interest Entity - Consolidated

On November 2, 2018, we entered into a Membership Interest Purchase Agreement (the “BSW Agreement”) with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”) to acquire the remaining 50.01% interest in Lamb Weston BSW, a potato processing joint venture. We agreed to pay Ochoa approximately $65 million in cash attributable to our contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa plus approximately $13 million in cash attributable to Ochoa’s interest in expected earnings of the joint venture through our fiscal year ending May 26, 2019. We agreed to make the additional $13 million payment to Ochoa to facilitate completing the transaction prior to our 2019 fiscal year end.

Prior to entering into the BSW Agreement, Lamb Weston BSW was considered a variable interest entity, and we determined that we were the primary beneficiary of the entity. Accordingly, we consolidated the financial statements of Lamb Weston BSW and deducted 50.01% of the operating results of the noncontrolling interests to arrive at “Net income attributable to Lamb Weston Holdings, Inc.” on our Consolidated Statements of Earnings. The Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the BSW Agreement.

Prior to entering into the BSW Agreement, the value of the redeemable noncontrolling interest was recorded on our Consolidated Balance Sheet based on the value of Ochoa’s put option. During the thirteen and twenty-six weeks ended November 25, 2018, we recorded $9.5 million of accretion, net of estimated tax benefits, to increase the redeemable noncontrolling interest to the amount we agreed to pay to acquire the remaining 50.01% interest in the joint venture. The BSW Agreement created a contractual obligation to purchase the noncontrolling interest in Lamb Weston BSW and as a result, the purchase price is recorded in “Accrued liabilities” on our Consolidated Balance Sheet. The purchase created $9.2 million of deferred tax assets related to the step-up in tax basis of the acquired assets. Both the accretion of the noncontrolling interest and the related tax benefits were recorded in “Additional distributed capital” on our Consolidated Balance Sheet and they did not impact net income. While the accretion, net of estimated tax benefits, had no impact on net income in the Consolidated Statements of Earnings, it reduced net income available to common stockholders $9.5 million, net of tax, and both basic and diluted earnings per share $0.06.

We paid $50.0 million of the purchase price to Ochoa in December 2018, and per the provisions of the BSW Agreement, we will pay the remaining $28.2 million on or before February 1, 2019.

Lamb Weston and Lamb Weston BSW purchase potatoes from a shareholder of Ochoa. The aggregate amounts of such purchases were $7.1 million and $12.5 million for the thirteen weeks ended November 25, 2018 and November 26, 2017, respectively; and $24.6 million and $29.3 million for the twenty-six weeks ended November 25, 2018 and November 26, 2017, respectively. Additionally, Lamb Weston and Lamb Weston BSW utilize storage facilities and water treatment services from a shareholder of Ochoa. The aggregate amounts of such costs were $1.3 million and $1.2 million for the thirteen weeks ended November 25, 2018 and November 26, 2017; and $2.5 million for both the twenty-six weeks ended November 25, 2018 and November 26, 2017.

Other Investments and Variable Interest Entity - Not Consolidated

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., which is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe. We account for this investment using equity method accounting.

We also hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. We have determined that Lamb Weston RDO is a variable interest entity, but Lamb Weston is not the primary beneficiary. Lamb Weston does not have the power to direct the activities that most significantly impact the economic performance of this joint venture. Accordingly, we do not consolidate the financial statements of this entity and account for this investment using equity method accounting.

The carrying value of our equity method investments, which include Lamb-Weston/Meijer and Lamb Weston RDO, at November 25, 2018 and May 27, 2018, was $218.2 million and $219.8 million, respectively. These amounts are included in “Equity method investments” on our Consolidated Balance Sheets. For the thirteen weeks ended November 25, 2018 and November 26, 2017, we had sales to our equity method investments of $7.6 million and $5.9 million and payments to our equity method investments of $3.2 million and $3.0 million, respectively; and for the twenty-six weeks ended November 25, 2018 and November 26, 2017, we had sales to our equity method investments of $14.1 million and $11.0 million, and payments to our equity method investments of $5.9 million and $5.5 million, respectively. Total dividends from our equity method investments were $9.0 million and $9.9 million for the thirteen weeks ended November 25, 2018 and November 26, 2017, respectively; and $25.6 million and $22.8 million for the twenty-six weeks ended November 25, 2018 and November 26, 2017, respectively.

For more information about our investments in joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

10.   EMPLOYEE BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFITS

In November 2018, we amended the Lamb Weston, Inc. Pension Plan for Plant Hourly Employees for employees who are not covered by a collective bargaining agreement, so that no future benefits accrue after December 31, 2018. We did not recognize a curtailment gain or loss in connection with the amendment. These participants are eligible to participate in defined contribution savings plans with employer matching provisions consistent with other employees without pension benefits. After the pension freeze, only hourly employees covered by collective bargaining agreements continue to accrue pension benefits after December 31, 2018.

We also have a nonqualified defined benefit pension plan that provides unfunded supplemental retirement benefits to certain executives. This plan is closed to new participants and pension benefit accruals are frozen for active participants.

The components of net periodic benefit cost were as follows (dollars in millions):

	Thirteen Weeks Ended
	Pension Plans		Post-Retirement Plan
	November 25,	November 26,	November 25,	November 26,
	2018	2017	2018	2017
Service cost	$2.1	$1.9	$—	$—
Interest cost	0.2	0.1	0.1	—
Expected return on plan assets	(0.3)	(0.1)	—	—
Net amortization of unrecognized amounts
Actuarial loss	—	—	0.2	—
Net periodic benefit cost (a)	$2.0	$1.9	$0.3	$—

	Twenty-Six Weeks Ended
	Pension Plans		Post-Retirement Plan
	November 25,	November 26,	November 25,	November 26,
	2018	2017	2018	2017
Service cost	$4.2	$3.9	$—	$—
Interest cost	0.4	0.2	0.1	—
Expected return on plan assets	(0.5)	(0.2)	—	—
Net amortization of unrecognized amounts
Actuarial loss	—	—	0.4	—
Net periodic benefit cost (a)	$4.1	$3.9	$0.5	$—

(a)

Service costs are reflected in “Cost of sales” in the Consolidated Statements of Earnings. Interest costs and expected return on plan assets are reflected in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

We make pension plan contributions sufficient to fund our actuarially determined requirements, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. We may also elect to make additional voluntary contributions. During the thirteen and twenty-six weeks ended November 25, 2018, we made $0.1 million and $0.3 million, respectively, of contributions to our qualified plan. We are required to make $0.1 million of minimum qualified contributions during the remainder of fiscal 2019.

11.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	November 25,	May 27,
	2018	2018
Obligation for acquisition of remaining 50.01% interest of Lamb Weston BSW (a)	$78.2	$—
Compensation and benefits	70.4	91.7
Accrued trade promotions	43.9	45.4
Dividends payable	28.0	28.0
Accrued interest	10.4	10.8
Franchise, property, and sales and use taxes	9.6	9.6
Income taxes payable	3.7	3.1
Other	23.8	27.4
Accrued liabilities	$268.0	$216.0

(a)	See Note 9, Investments in Joint Ventures, for more information.

12.   DEBT AND FINANCING OBLIGATIONS

At November 25, 2018 and May 27, 2018, our debt, including financing obligations was as follows (dollars in millions):

	November 25,	May 27,
	2018	2018
Short-term borrowings:
Revolving credit facility	$—	$—
Other credit facilities	13.1	9.6
	13.1	9.6
Long-term debt:
Term loan facility, due 2021	616.0	632.8
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
Lamb Weston BSW installment notes	27.2	28.0
	2,309.2	2,326.8
Financing obligations:
4.35% lease financing obligation due May 2030	66.1	66.8
Lease financing obligations due on various dates through 2040 (a)	14.2	12.2
	80.3	79.0

Total debt and financing obligations	2,402.6	2,415.4
Debt issuance costs	(28.2)	(30.4)
Short-term borrowings	(13.1)	(9.6)
Current portion of long-term debt and financing obligations	(39.5)	(38.7)
Long-term debt, excluding current portion	$2,321.8	$2,336.7

(a)	The interest rates on our lease financing obligations range from 2.59% to 5.00% as of November 25, 2018 and 2.39% to 5.00% as of May 27, 2018.

At November 25, 2018, we had no borrowings outstanding under our Revolving Credit Facility (the “Facility”) and $496.6 million of availability under the Facility, which is net of outstanding letters of credit of $3.4 million. For the twenty-six weeks ended November 25, 2018, borrowings under the Facility ranged from zero to $29.5 million and the weighted average interest rate for our outstanding borrowings under the Facility was 3.6%.

For the thirteen weeks ended November 25, 2018 and November 26, 2017, we paid $46.0 million and $45.5 million of interest on debt, respectively; and $53.3 million and $51.6 million for the twenty-six weeks ended November 25, 2018 and November 26, 2017, respectively.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

13.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan (“Stock Plan”). Under the Stock Plan, we may grant eligible employees and non-employee directors awards of stock options, cash, and stock-settled restricted stock units (“RSUs”), restricted stock awards, other awards based on our common stock, and performance-based long-term incentive awards (“Performance Shares”). At November 25, 2018, we had 10.0 million shares authorized under the Stock Plan, and 7.8 million shares were available for future grant.

The following table summarizes stock option activity for the twenty-six weeks ended November 25, 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value (a)
	Shares	(per share)	Term (Years)	(in millions)
Outstanding at May 27, 2018	651,606	$29.08
Granted	—	—
Exercised	(40,406)	26.62
Forfeited/cancelled	(408)	30.67
Outstanding at November 25, 2018	610,792	$29.24	6.8	$31.7

Exercisable at November 25, 2018	487,116	$27.41	6.5	$26.2

(a)

The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2019 second quarter, or November 23, 2018, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the quarter. The amount changes based on the fair market value of our stock.

The following table summarizes RSU and Performance Share activity for the twenty-six weeks ended November 25, 2018:

	Stock-Settled		Cash-Settled		Performance Shares
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 27, 2018	581,875	$36.84	285,652	$28.54	160,270	$39.82
Granted (a)	201,080	70.03	—	—	86,706	69.75
Performance condition adjustment (b)	—	—	—	—	97,803	40.35
Vested (c)	(138,293)	29.80	(155,700)	28.59	(41,832)	26.84
Forfeited/expired/cancelled	(5,496)	52.36	(4,323)	30.46	—	—
Outstanding at November 25, 2018	639,166	$48.67	125,629	$28.42	302,947	$50.35

(a)	Granted represents new grants and dividend equivalents accrued.

(b)	Amount represents adjustment for performance results attained on Performance Shares during the twenty-six weeks ended November 25, 2018.

(c)

The aggregate fair value of awards that vested during the twenty-six weeks ended November 25, 2018 was $24.1 million, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Compensation Expense

Our share-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for share-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 25,	November 26,	November 25,	November 26,
	2018	2017	2018	2017
Stock options	$0.1	$0.4	$0.2	$1.0
Stock-settled RSUs	2.7	2.5	4.9	4.4
Performance Shares	2.2	0.9	4.1	1.1
Stock-settled compensation expense	5.0	3.8	9.2	6.5
Cash-settled RSUs (a)	1.6	2.8	3.7	3.7
Total compensation expense	6.6	6.6	12.9	10.2
Income tax benefit (b)	(1.5)	(2.4)	(3.0)	(3.8)
Total compensation expense, net of tax benefit	$5.1	$4.2	$9.9	$6.4

(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at November 25, 2018, total unrecognized compensation expense related to share-based payments was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock options	$0.2	0.9
Stock-settled RSUs	20.2	2.2
Cash-settled RSUs	2.1	0.6
Performance shares	15.9	2.1
Total unrecognized compensation expense	$38.4	2.1

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 25, 2018 and May 27, 2018 (dollars in millions):

	As of November 25, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	0.5	—	0.5
Total assets	$0.5	$0.5	$—	$1.0
Liabilities:
Derivative liabilities (a)	$—	$4.1	$—	$4.1
Deferred compensation liabilities (b)	—	14.5	—	14.5
Total liabilities	$—	$18.6	$—	$18.6

	As of May 27, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	0.8	—	0.8
Total assets	$0.5	$0.8	$—	$1.3
Liabilities:
Derivative liabilities (a)	$—	$1.4	$—	$1.4
Deferred compensation liabilities (b)	—	12.4	—	12.4
Total liabilities	$—	$13.8	$—	$13.8

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

At November 25, 2018, we had $1,687.0 million of fixed-rate and $635.3 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at November 25, 2018, was estimated to be $1,638.2 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market pricing.

15.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

On December 20, 2018, the Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis.

Dividends

On December 20, 2018, our Board of Directors increased our quarterly dividend approximately 5% and declared a dividend of $0.20 per share of common stock. The dividend will be paid on March 1, 2019 to stockholders of record as of the close of business on February 1, 2019.

During the twenty-six weeks ended November 25, 2018, we paid $56.0 million of dividends to stockholders.

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

	Foreign		Accumulated
	Currency	Pension and	Other
	Translation	Post-Retirement	Comprehensive
	Gains (Losses)	Benefits	Loss
Balance as of May 27, 2018	$(1.2)	$(3.1)	$(4.3)
Other comprehensive income before reclassifications, net of tax	(11.9)	—	(11.9)
Amounts reclassified out of AOCI, net of tax	—	0.3	0.3
Net current-period other comprehensive income (loss)	(11.9)	0.3	(11.6)
Balance as of November 25, 2018	$(13.1)	$(2.8)	$(15.9)

The net amount of actuarial losses on pension and post-retirement benefits included in AOCI to be amortized over the next 12 months is a net loss of $0.7 million ($0.5 million after-tax).

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 25,	November 26,	November 25,	November 26,
(in millions)	2018	2017	2018	2017
Net sales:
Global	$470.0	$416.9	$936.8	$830.8
Foodservice	279.7	272.8	577.5	552.2
Retail	123.9	102.0	240.1	194.0
Other	37.8	32.9	71.9	65.1
Total net sales	911.4	824.6	1,826.3	1,642.1
Product contribution margin (a):
Global	112.4	87.6	206.9	162.0
Foodservice	97.4	91.9	199.4	182.7
Retail	25.9	19.3	48.6	35.8
Other	7.2	3.9	12.2	15.1
Total product contribution margin	242.9	202.7	467.1	395.6
Other selling, general and administrative expenses (a) (b)	68.9	62.9	140.5	118.2
Income from operations	174.0	139.8	326.6	277.4
Interest expense, net	26.2	27.4	53.0	52.6
Income tax expense	34.0	41.5	68.3	85.6
Equity method investment earnings	10.2	12.1	30.1	32.1
Net income	124.0	83.0	235.4	171.3
Less: Income attributable to noncontrolling interests (c)	5.0	6.4	8.6	11.3
Net income attributable to Lamb Weston Holdings, Inc.	$119.0	$76.6	$226.8	$160.0

(a)

Product contribution margin is defined as net sales, less cost of sales and advertising and promotion expenses. Other selling, general and administrative expenses include all selling, general and administrative expenses other than advertising and promotion expenses.

(b)	The thirteen and twenty-six weeks ended November 26, 2017, include $4.0 million and $6.2 million, respectively, of pre-tax expenses related to the Separation.

(c)

On November 2, 2018, we entered into the BSW Agreement to acquire the remaining 50.01% interest in our Lamb Weston BSW joint venture. The Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. See Note 9, Investments in Joint Ventures, for more information.

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10% and 11% of consolidated “Net sales” for the thirteen weeks ended November 25, 2018 and November 26, 2017, respectively; and 10% and 11% for the twenty-six weeks ended November 25, 2018 and November 26, 2017, respectively. Accounts receivable from another customer accounted for 12% of our consolidated accounts receivable as of May 27, 2018. No customer accounted for more than 10% of our consolidated accounts receivable as of November 25, 2018.

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

18.   SUBSEQUENT EVENT

On December 21, 2018, we acquired 100% of the outstanding shares of a frozen potato processor in Australia for approximately $125 million Australian dollars (approximately U.S. $90 million), plus or minus final working capital adjustments. This added approximately 50 million pounds of production capacity to our manufacturing network. Net sales and total assets of the acquired company are not material to our overall net sales and total assets. Operating results of the acquired company subsequent to December 21, 2018 will be included in our Global segment’s fiscal 2019 operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as “MD&A,” contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “would,” “could,” “believe,” “estimate,” “grow,” “invest,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, capital investments, dividends, share repurchases, and business outlook and prospects. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

Executive Summary

We delivered strong results in the second quarter of fiscal 2019 and executed well across the organization. Specifically, in the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018:

•	Net sales increased $86.8 million, or 11%, to $911.4 million. Price/mix increased 6% due to pricing actions and improved mix. Volume increased 5%, led by growth in our Global and Retail segments.
•

Net income attributable to Lamb Weston increased $42.4 million, or 55%, to $119.0 million. Approximately $15 million of the increase related to a lower U.S. corporate tax rate as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. The remainder of the increase was driven by net sales growth, partially offset by higher production costs and selling, general and administrative expenses.

•

Excluding approximately $4.0 million ($2.5 million after taxes) of costs related to the Separation in the second quarter of fiscal 2018, net income attributable to Lamb Weston increased $39.9 million to $119.0 million. Approximately $15 million of the increase related to a lower U.S. corporate tax rate as a result of the Tax Act. The remainder of the increase reflects growth in income from operations.

•

Diluted earnings per share increased $0.22 to $0.74, and includes a $0.10 benefit from lower income tax expense related to the Tax Act, partially offset by a $0.06 decrease related to the acquisition of the remaining interest of our Lamb Weston BSW joint venture discussed further in “Operating Results” below. The remaining increase in diluted earnings per share was driven by growth in income from operations.

•

Adjusted Diluted EPS increased $0.26 to $0.80. Approximately $0.10 of the increase was driven by a lower U.S. corporate tax rate as a result of the Tax Act. The remainder of the increase reflects growth in income from operations.

•	Adjusted EBITDA including unconsolidated joint ventures increased $33.9 million, or 18%, to $222.8 million, reflecting growth in income from operations.
•

Gross profit increased $40.8 million, or 20%, to $249.0 million, driven by favorable price/mix, volume growth and supply chain efficiency savings, partially offset by transportation, warehousing, input and manufacturing cost inflation. Gross profit included a $1.7 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the current quarter, compared with a $0.6 million loss in the prior year.

•

Equity method investment earnings declined $1.9 million to $10.2 million, and included a $1.1 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts compared to a $3.1 million loss in the prior year quarter. Excluding these adjustments, earnings from equity method investments declined $3.9 million due primarily to increased raw potato costs associated with a poor crop in Europe.

•

Net cash provided by operating activities through the first half of fiscal 2019 was $316.8 million, compared with $182.2 million in the prior year period. During the first half of fiscal 2019, we added $170.4 million of capital assets and paid $56.0 million in dividends to stockholders.

Demand for frozen potato products continues to grow around the world. We expect to address the increase in demand by investing in additional capacity. We began operating a new processing line in Boardman, Oregon during the third quarter of fiscal 2017 as well as a new line in Richland, Washington during the second quarter of fiscal 2018. In December 2017, we announced our plan to construct a new line in Hermiston, Oregon with a total production capacity of approximately 300 million pounds, and we anticipate it will be operational in the fourth quarter of fiscal 2019. In November

2018, we entered into an agreement to purchase the remaining interest in our Lamb Weston BSW joint venture. In December, we acquired a frozen potato processor in Australia, which added approximately 50 million pounds of production capacity to our manufacturing network to serve our customers. Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), our joint venture in Europe, recently expanded capacity at its facility at Bergen op Zoom, the Netherlands, and in June 2017, acquired the potato processing business of Oerlemans Foods, which included a potato processing facility located in Broekhuizenvorst, the Netherlands. Lamb-Weston/Meijer is also party to a joint venture that constructed a new production facility in Lipetsk, a special economic zone in south Moscow, the Russian Federation, which began operations in the third quarter of fiscal 2018.

Outlook

For the remainder of fiscal 2019, we expect the operating environment in North America and our key international markets to be generally favorable given the continued growth in volume demand and high industry manufacturing capacity utilization levels. A number of manufacturers, including Lamb Weston, have announced intentions to add production capacity, largely in Europe, North America and China, which will likely ease the industry’s near-term production constraints. In addition, compared with fiscal 2018, we are experiencing a higher rate of inflation for many of our manufacturing, commodity and other input costs, as well as for transportation and warehousing. We also expect higher selling, general and administrative costs due to investments to upgrade our information systems, including our enterprise resource planning infrastructure; investments in our sales, marketing, innovation, operations and other functional capabilities; and incremental labor and benefits and infrastructure costs associated with being a stand-alone company, including increased share-based compensation costs. While we also expect continued growth in volume demand in Europe, we anticipate that the operating environment there for the remainder of fiscal 2019 will be challenging due to a poor potato crop, due to weather conditions, in that region. In addition, we believe that significant changes, and increased uncertainty, to the current tariff and other trade barrier structures affecting exports from the United States and Europe to our key international markets could pose additional challenges to the global operating environment.

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

On May 28, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“new revenue standard”), using the modified retrospective method. We recognized a $13.7 million cumulative effect of initially applying the new revenue standard as an adjustment to opening retained earnings. The new revenue standard did not have a significant impact on our results of operations. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2, Revenue from Contracts with Customers, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, for more information.

Thirteen Weeks Ended November 25, 2018 compared to Thirteen Weeks Ended November 26, 2017

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirteen Weeks Ended
	Net Sales			Product Contribution Margin
	November 25,	November 26,	%	November 25,	November 26,	%
	2018	2017	Inc/(Dec)	2018	2017	Inc/(Dec)
Global	$470.0	$416.9	13%	$112.4	$87.6	28%
Foodservice	279.7	272.8	3%	97.4	91.9	6%
Retail	123.9	102.0	21%	25.9	19.3	34%
Other	37.8	32.9	15%	7.2	3.9	85%
Total	$911.4	$824.6	11%	$242.9	$202.7	20%

Net Sales

Lamb Weston’s net sales for the second quarter of fiscal 2019 were $911.4 million, an increase of $86.8 million, or 11%, compared to the second quarter of fiscal 2018. Price/mix increased 6% due to pricing actions and favorable mix. Volume increased 5%, driven by growth in our Global and Retail segments.

Global segment net sales increased $53.1 million, or 13%, to $470.0 million, compared with $416.9 million in the second quarter of fiscal 2018. Price/mix increased 7%, reflecting the carryover impact of pricing actions taken in the prior year, as well as improved mix. Volume increased 6%, driven by growth in sales to strategic customers in the U.S. and key international markets, as well as the benefit of limited time product offerings.

Foodservice segment net sales increased $6.9 million, or 3%, to $279.7 million, compared with $272.8 million in the second quarter of fiscal 2018. Price/mix increased 5%, primarily reflecting the carryover impact of pricing actions taken in the prior year, as well as improved mix. Volume declined 2%, largely due to the loss of some lower-margin volume, partially offset by growth of sales of higher-margin products.

Retail segment net sales increased $21.9 million, or 21%, to $123.9 million, compared with $102.0 million in the second quarter of fiscal 2018. Volume increased 16%, primarily driven by distribution gains of Grown in Idaho and other branded products, as well as private label products. Price/mix increased 5%, due to higher prices across the branded and private label portfolios, as well as improved mix.

Net sales in our Other segment increased $4.9 million, or 15%, to $37.8 million, compared with $32.9 million in the second quarter of fiscal 2018. The increase primarily reflects higher prices in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the second quarter of fiscal 2019 was $242.9 million, an increase of $40.2 million, or 20%, compared to the second quarter of fiscal 2018.

Global segment product contribution margin increased $24.8 million, or 28%, to $112.4 million in the second quarter of fiscal 2019, driven by favorable price/mix and volume growth. Global segment cost of sales was $356.4 million, up 9% compared to the second quarter of fiscal 2018, due to higher sales volumes, as well as transportation, warehousing, manufacturing and input cost inflation, partially offset by supply chain efficiency savings. Advertising and promotion spending increased in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018.

Foodservice segment product contribution margin increased $5.5 million, or 6%, to $97.4 million in the second quarter of fiscal 2019, largely as a result of favorable price and improved mix. Cost of sales was $180.6 million, up 1% compared to the second quarter of fiscal 2018, primarily driven by transportation, warehousing, manufacturing and input cost inflation, partially offset by supply chain efficiency savings. Advertising and promotion spending increased in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018.

Retail segment product contribution margin increased $6.6 million, or 34%, to $25.9 million, mainly due to higher price/mix and volume growth. Cost of sales was $95.1 million, up 19% compared to the second quarter of fiscal 2018, primarily due to higher sales volumes as well as transportation, warehousing, manufacturing and input cost inflation, partially offset by supply chain efficiency savings. Advertising and promotion spending in the second quarter of fiscal 2019 declined nominally as compared to the second quarter of fiscal 2018.

Other segment product contribution margin was $7.2 million, an increase of $3.3 million as compared with $3.9 million of income in the second quarter of fiscal 2018. The increase was largely due to improved price/mix in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.6 million, or 10%, to $75.0 million in the second quarter of fiscal 2019 compared with the same period in 2018. The second quarter of fiscal 2018 included $4.0 million of expenses ($2.5 million after taxes) for costs related to the Separation. Excluding this cost, selling, general and administrative expenses increased $10.6 million, or 16%. The increase was largely driven by higher expenses related to information technology services and infrastructure, as well as investments in our sales, marketing and operating capabilities. The increase includes approximately $2 million of unfavorable foreign exchange, which was more than offset by an approximately $4 million benefit from an insurance settlement.

Interest Expense, Net

Interest expense, net was $26.2 million for the second quarter of fiscal 2019, a decrease of $1.2 million compared with the same period in fiscal 2018. The decrease in interest expense, net was the result of a lower level of total debt versus the prior year quarter. For more information, see Note 9, Debt and Financing Obligations in the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Income Taxes

Income tax expense for the second quarter of fiscal 2019 and 2018 was $34.0 million and $41.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 21.5% for the second quarter of fiscal 2019 and 33.3% for the second quarter of fiscal 2018. The lower tax rate in the second quarter of fiscal 2019 is primarily attributable to the effects of the Tax Act, as well as the benefit of foreign-related discrete items. Notably, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, limits the tax deductibility of interest, includes substantial changes to the taxation of foreign earnings, provides for immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures in Europe and the U.S. and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $10.2 million and $12.1 million for the second quarter of fiscal 2019 and 2018, respectively. These amounts included a $1.1 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the current quarter, and a $3.1 million loss related to the contracts in the prior year period. Excluding these adjustments, earnings from equity method investments declined $3.9 million, largely reflecting higher raw potato prices associated with a poor crop in Europe, partially offset by higher price/mix and volume growth in both Europe and the U.S. For more information about our joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Acquisition of Remaining 50.01% Interest in Lamb Weston BSW

On November 2, 2018, we entered into a Membership Interest Purchase Agreement (the “BSW Agreement”) with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”) to acquire the remaining 50.01% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing joint venture. We agreed to pay Ochoa approximately $65 million in cash attributable to our contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa plus approximately $13 million in cash attributable to Ochoa’s interest in expected earnings of the joint venture through our fiscal year ending May 26, 2019. We agreed to make the additional $13 million payment to Ochoa to facilitate completing the transaction prior to our 2019 fiscal year end.

Prior to entering into the BSW Agreement, Lamb Weston BSW was considered a variable interest entity, and we determined that we were the primary beneficiary of the entity. Accordingly, we consolidated the financial statements of Lamb Weston BSW and deducted 50.01% of the operating results of the noncontrolling interests to arrive at “Net income attributable to Lamb Weston Holdings, Inc.” on our Consolidated Statements of Earnings. The Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the BSW Agreement.

Prior to entering into the BSW Agreement, the value of the redeemable noncontrolling interest was recorded on our Consolidated Balance Sheet based on the value of Ochoa’s put option. During the thirteen and twenty-six weeks ended November 25, 2018, we recorded $9.5 million of accretion, net of estimated tax benefits, to increase the redeemable noncontrolling interest to the amount we agreed to pay to acquire the remaining 50.01% interest in the joint venture. The BSW Agreement created a contractual obligation to purchase the noncontrolling interest in Lamb Weston BSW and as a result, the purchase price is recorded in “Accrued liabilities” on our Consolidated Balance Sheet. The purchase created $9.2 million of deferred tax assets related to the step-up in tax basis of the acquired assets. Both the accretion of the noncontrolling interest and the related tax benefits were recorded in “Additional distributed capital” on our Consolidated Balance Sheet and they did not impact net income. While the accretion, net of estimated tax benefits, had no impact on net income in the Consolidated Statements of Earnings, it reduced net income available to common stockholders $9.5 million, net of tax, and both basic and diluted earnings per share $0.06.

We paid $50.0 million of the purchase price to Ochoa in December 2018, and per the provisions of the BSW Agreement, we will pay the remaining $28.2 million on or before February 1, 2019.

Twenty-Six Weeks Ended November 25, 2018 compared to Twenty-Six Weeks Ended November 26, 2017

Net Sales and Product Contribution Margin

(dollars in millions)

	Twenty-Six Weeks Ended
	Net Sales			Product Contribution Margin
	November 25,	November 26,	%	November 25,	November 26,	%
	2018	2017	Inc/(Dec)	2018	2017	Inc/(Dec)
Global	$936.8	$830.8	13%	$206.9	$162.0	28%
Foodservice	577.5	552.2	5%	199.4	182.7	9%
Retail	240.1	194.0	24%	48.6	35.8	36%
Other	71.9	65.1	10%	12.2	15.1	(19%)
Total	$1,826.3	$1,642.1	11%	$467.1	$395.6	18%

Net Sales

Lamb Weston’s net sales for the first half of fiscal 2019 were $1,826.3 million, an increase of $184.2 million, or 11%, compared to the first half of fiscal 2018.

Global segment net sales increased $106.0 million, or 13%, to $936.8 million, compared with $830.8 million in the first half of fiscal 2018. Price/mix increased 8%, reflecting the carryover impact of pricing actions taken in the prior year, as well as improved mix. Volume increased 5%, driven by solid growth in sales to strategic customers in the U.S. and key international markets, as well as the benefit of limited time product offerings.

Foodservice segment net sales increased $25.3 million, or 5%, to $577.5 million, compared with $552.2 million in the first half of fiscal 2018. Price/mix increased 6%, primarily reflecting the carryover impact of pricing actions taken in the prior year, as well as improved mix. Volume declined 1% largely due to the loss of some lower-margin volume, partially offset by growth of higher-margin products.

Retail segment net sales increased $46.1 million, or 24%, to $240.1 million, compared with $194.0 million in the first half of fiscal 2018. Volume increased 15%, primarily driven by distribution gains of Grown in Idaho and other branded products, as well as private label products. Price/mix increased 9%, driven by higher prices across the branded and private label portfolio, as well as improved mix.

Net sales in our Other segment increased $6.8 million, or 10%, to $71.9 million, compared with $65.1 million in the first half of fiscal 2018. The increase primarily reflects higher prices in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the first half of fiscal 2019 was $467.1 million, an increase of $71.5 million, or 18%, compared to the first half of fiscal 2018.

Global segment product contribution margin increased $44.9 million, or 28%, to $206.9 million in the first half of fiscal 2019, driven by favorable price/mix and volume growth. Global segment cost of sales was $727.6 million, up 9% compared to the first half of fiscal 2018, due to higher sales volumes; transportation, warehousing, manufacturing and input cost inflation; and higher depreciation expense associated with the new Richland production line. Advertising and promotion spending increased in the first half of fiscal 2019 as compared to the first half of fiscal 2018.

Foodservice segment product contribution margin increased $16.7 million, or 9%, to $199.4 million in the first half of fiscal 2019, largely as a result of favorable price/mix. Cost of sales was $375.0 million, up 2% compared to the first half of fiscal 2018, primarily driven by transportation, warehousing, manufacturing and input cost inflation as well as higher depreciation expense associated with the new Richland production line. Advertising and promotion spending increased in the first half of fiscal 2019 as compared to the first half of fiscal 2018.

Retail segment product contribution margin increased $12.8 million, or 36%, to $48.6 million, mainly due to higher price/mix and volume growth. Cost of sales was $184.6 million, up 20% compared to the first half of fiscal 2018, primarily due to higher sales volumes as well as transportation, warehousing, manufacturing and input cost inflation. Advertising and promotion spending was $6.9 million, up $2.7 million, or 64%, in the first half of fiscal 2019 as compared to the first half of fiscal 2018, driven by marketing investments in support of Grown in Idaho branded products.

Other segment product contribution margin was $12.2 million, a decrease of $2.9 million as compared with $15.1 million of income in the first half of fiscal 2018. These amounts include a $4.0 loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the first half of fiscal 2019, and a $3.1 million gain related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin increased $4.2 million, largely due to improved price/mix in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $25.9 million, or 20%, to $153.0 million in the first half of fiscal 2019 compared with the same period in 2018. The first half of fiscal 2018 included $6.2 million of expenses ($3.9 million after taxes) for costs related to the Separation. Excluding this cost, selling, general and administrative expenses increased $32.1 million, or 27%. The increase includes approximately $9 million of unfavorable foreign exchange, an approximately $6 million increase in incentive compensation expense, primarily reflecting an increase in stock price and absolute shares outstanding, and an approximately $4 million increase in advertising and promotional support, partially offset by an approximately $4 million benefit from an insurance settlement. The remainder of the increase was largely driven by higher expenses related to information technology services and infrastructure, as well as investments in our sales, marketing and operating capabilities.

Interest Expense, Net

Interest expense, net was $53.0 million for the first half of fiscal 2019, an increase of $0.4 million compared with the same period in fiscal 2018. The increase in interest expense, net was the result of higher interest rates. For more information, see Note 9, Debt and Financing Obligations in the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Income Taxes

Income tax expense for the first half of fiscal 2019 and 2018 was $68.3 million and $85.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.5% for the first half of fiscal 2019 and 33.3% for the first half of fiscal 2018. The lower tax rate in the first half of fiscal 2019 is primarily attributable to the effects of the Tax Act, and also includes the benefit of foreign-related discrete items. Notably, the Tax Act reduces the U.S. corporate tax rate from 35% to 21%, limits the tax deductibility of interest, includes substantial changes to the taxation of foreign earnings, provides for immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits.

In connection with our initial analysis of the Tax Act, we recorded a net tax benefit of $28.4 million in fiscal 2018. The net tax benefit consisted of a net tax benefit for the re-measurement of U.S. deferred taxes of $39.9 million and an expense for the transition tax of $11.5 million. The estimates reported in fiscal 2018 were not adjusted in the twenty-six-week period ended November 25, 2018. We have now completed our accounting estimates for all the enactment-date income tax effects of the Tax Act in accordance with the SAB 118 measurement period.

Equity Method Investment Earnings

Our share of earnings from our equity method investments was $30.1 million and $32.1 million for the first half of fiscal 2019 and 2018, respectively. These amounts included a $0.4 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first half of fiscal 2019, and a $0.7 million gain related to the contracts in the first half of fiscal 2018. Excluding these adjustments, earnings from equity method investments decreased $0.9 million, largely reflecting higher raw potato prices associated with a poor crop in Europe, partially offset by volume growth in both Europe and the U.S. For more information about our joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At November 25, 2018, we had $121.6 million of cash and cash equivalents and $55.6 million at May 27, 2018. Additionally, we had $496.6 million of available borrowing capacity on our revolving credit facility. Currently, our primary uses of cash are for operations, capital expenditures, dividends on our common stock, acquisitions, and debt service. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments for the announced acquisitions and any dividends declared, for at least the next twelve months.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Twenty-Six Weeks Ended
	November 25,	November 26,
	2018	2017	Inc (Dec)
Net cash flows provided by (used for):
Operating activities	$316.8	$182.2	$134.6
Investing activities	(168.7)	(155.7)	(13.0)
Financing activities	(81.4)	(15.9)	(65.5)
	66.7	10.6	56.1
Effect of exchange rate changes on cash and cash equivalents	(0.7)	3.4	(4.1)
Net increase in cash and cash equivalents	$66.0	$14.0	$52.0

Operating Activities

In the first half of fiscal 2019, cash provided by operating activities increased $134.6 million to $316.8 million, compared with $182.2 million in the same period a year ago. Compared with the first half of fiscal 2018, earnings from operations, adjusted for non-cash income and expense and other items, increased $95.4 million due primarily to favorable price/mix. Changes in operating assets and liabilities provided $39.2 million more cash in fiscal 2019 compared with fiscal 2018. The increase in cash provided by changes in operating assets and liabilities was driven primarily by the timing of payments for accounts payable, grower activity, contracted services, and collection timing of receivables. These cash inflows were partially offset by higher raw product inventories.

Investing Activities

Investing activities used $168.7 million of cash in the first half of fiscal 2019, compared with $155.7 million in the same period in the prior year. These activities primarily represent plant capacity expansions at our Hermiston, Oregon facility in fiscal 2019, and at our Richland, Washington facility in fiscal 2018. Cash used for capital expenditures is expected to be approximately $360 million, excluding acquisitions, for fiscal 2019. In December 2018, we acquired a frozen potato processor in Australia, for approximately $125 million Australian dollars (approximately U.S. $90 million), plus or minus final working capital adjustments. The acquisition added approximately 50 million pounds of production capacity to our manufacturing network to serve our customers.

Financing Activities

During the first half of fiscal 2019, cash used for financing activities totaled $81.4 million, compared with cash used for financing activities of $15.9 million during the same period a year ago. During the first half of fiscal 2019, financing activities primarily related to the payment of $56.0 million in dividends to common stockholders, $20.3 million of debt repayments, primarily scheduled payments under our term loan facility, and distributions to Lamb Weston BSW of $6.1 million. During the first half of fiscal 2019, we withheld 60,956 shares from vesting equity awards to cover employee tax liabilities of $4.3 million. These payments were offset by $4.3 million of short-term borrowings. During the first half of fiscal 2018, financing activities primarily related to the payment of $54.8 million of dividends to common stockholders, $19.3 million of debt repayments, primarily scheduled payments under our term loan facility, 43,548 shares withheld from vesting equity awards to cover employee tax liabilities of $1.9 million, and $6.7 million of distributions to Lamb Weston BSW. These payments were offset by $66.1 million of short-term borrowings.

On November 2, 2018, we entered into the BSW Agreement with Ochoa to acquire the remaining 50.01% interest in Lamb Weston BSW. We agreed to pay Ochoa approximately $65 million in cash attributable to our contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa plus approximately $13 million in cash attributable to Ochoa’s interest in expected earnings of the joint venture through our fiscal year ending May 26, 2019. We paid $50.0 million of the purchase price in December 2018, and per the provisions of the BSW Agreement, we will pay the remaining $28.2 million on or before February 1, 2019.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. For more information related to the Lamb Weston BSW joint venture see “Acquisition of Remaining 50.01% Interest in Lamb Weston BSW” in this MD&A. At November 25, 2018, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

Obligations and Commitments

Except for the $78.2 million commitment to acquire the remaining 50.01% interest in Lamb Weston BSW, and the approximately $125 million Australian dollars (approximately U.S. $90 million), plus or minus final working capital adjustments, to acquire a potato processor in Australia, there have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 25,	November 26,	November 25,	November 26,
	2018	2017	2018	2017
Net income attributable to Lamb Weston Holdings, Inc.	$119.0	$76.6	$226.8	$160.0
Income attributable to noncontrolling interests	5.0	6.4	8.6	11.3
Equity method investment earnings	(10.2)	(12.1)	(30.1)	(32.1)
Interest expense, net	26.2	27.4	53.0	52.6
Income tax expense	34.0	41.5	68.3	85.6
Income from operations	174.0	139.8	326.6	277.4
Depreciation and amortization	37.4	34.5	74.8	64.3
Items impacting comparability (a)
Expenses related to the Separation	—	4.0	—	6.2
Adjusted EBITDA (b)	211.4	178.3	401.4	347.9

Unconsolidated Joint Ventures
Equity method investment earnings	10.2	12.1	30.1	32.1
Interest expense, income tax expense, and depreciation and amortization
included in equity method investment earnings	7.0	5.9	14.5	13.6
Add: EBITDA from unconsolidated joint ventures	17.2	18.0	44.6	45.7

Consolidated Joint Ventures
Income attributable to noncontrolling interests	(5.0)	(6.4)	(8.6)	(11.3)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	(0.8)	(1.0)	(1.7)	(2.0)
Subtract: EBITDA from consolidated joint ventures	(5.8)	(7.4)	(10.3)	(13.3)

Adjusted EBITDA including unconsolidated joint ventures	$222.8	$188.9	$435.7	$380.3

(a)

The thirteen weeks and twenty-six weeks ended November 26, 2017, include $4.0 million and $6.2 million, respectively, of pre-tax expenses related to the Separation. The expenses related primarily to professional fees and other employee-related costs.

(b)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 25,	November 26,	November 25,	November 26,
	2018 (a)	2017 (a)	2018 (a)	2017 (a)
As reported	$0.74	$0.52	$1.47	$1.08
Items impacting comparability:	—		—
Increase in redemption value of noncontrolling interests (b)	0.06	—	0.06	—
Expenses related to the Separation (c)	—	0.02	—	0.03
Total items impacting comparability	0.06	0.02	0.06	0.03
Adjusted	$0.80	$0.54	$1.53	$1.11

(a)

Diluted weighted average common shares were 147.4 million and 146.9 million for the thirteen weeks ended November 25, 2018 and November 26, 2017, respectively; and 147.3 million and 146.8 million for the twenty-six weeks ended November 25, 2018 and November 26, 2017, respectively.

(b)

During the thirteen and twenty-six weeks ended November 25, 2018, net income available to common stockholders and diluted earnings per share included accretion expense, net of estimated tax benefits, of $9.5 million, or $0.06 per share, which we recorded to increase the redeemable noncontrolling interest to the amount we agreed to pay to acquire the remaining 50.01% interest in our Lamb Weston BSW joint venture. While the accretion, net of estimated tax benefits, reduced net income available to common stockholders and earnings per share, it did not impact net income in the Consolidated Statements of Earnings. The thirteen and twenty-six weeks ended November 25, 2018, includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the BSW Agreement.  See Note 9, Investments in Joint Ventures, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” in this Form 10-Q, for more information.

(c)

The thirteen weeks and twenty-six weeks ended November 26, 2017, include $4.0 million ($2.5 million after-tax) and $6.2 million ($3.9 million after-tax), respectively, of pre-tax expenses related to the Separation. The expenses related primarily to professional fees and other employee-related costs. Items impacting comparability are tax-effected at the marginal rate based on the applicable tax jurisdiction.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the second quarter of fiscal 2019.

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

Based on our open commodity contract hedge positions as of November 25, 2018, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $9.0 million ($6.9 million net of income tax benefits). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At November 25, 2018, we had $1,687.0 million of fixed-rate and $635.3 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.4 million annually ($5.0 million net of income tax benefit).

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 25, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made during the thirteen weeks ended November 25, 2018:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares	Value of Maximum
	of Shares (or	Price Paid	Purchased as Part of	Number of Shares that
	units)	Per Share	Publicly Announced	May Yet be Purchased
Period	Purchased (a)	(or unit)	Plans or Programs	Under Plans or Programs
August 27, 2018 through September 23, 2018	4,895	$67.90	—	—
September 24, 2018 through October 21, 2018	1,491	72.91	—	—
October 22, 2018 through November 25, 2018	527	79.57	—	—
Total	6,913	$69.87	—	—	(b)

(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)

On December 20, 2018, the Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock, in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations.

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

101.1

The following materials from Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) Condensed Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT
ROBERT M. MCNUTT
Senior Vice President and Chief Financial Officer

Dated this 4th day of January, 2019.