Form 10-Q
period 2019-02-24
Lamb Weston Holdings, Inc.
filed 2019-04-02
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of March 28, 2019, the Registrant had 146,273,906 shares of common stock, par value $1.00 per share, outstanding.

Part I. FINANCIAL INFORMATION
Item 1	Financial Statements
	Unaudited Consolidated Statements of Earnings for the Thirteen and Thirty-Nine Weeks ended February 24, 2019 and February 25, 2018	3
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks ended February 24, 2019 and February 25, 2018	4
	Unaudited Consolidated Balance Sheets as of February 24, 2019 and May 27, 2018	5
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended February 24, 2019 and February 25, 2018	6
	Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended February 24, 2019 and February 25, 2018	8
	Condensed Notes to Consolidated Financial Statements	9
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	40
Part II. OTHER INFORMATION		42
Item 1	Legal Proceedings	42
Item 1A	Risk Factors	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3	Defaults Upon Senior Securities	42
Item 4	Mine Safety Disclosures	42
Item 5	Other Information	42
Item 6	Exhibits	43

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, dollars in millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 24,	February 25,	February 24,	February 25,
	2019	2018	2019	2018
Net sales	$926.8	$863.4	$2,753.1	$2,505.5
Cost of sales	653.4	621.1	2,000.1	1,858.7
Gross profit	273.4	242.3	753.0	646.8
Selling, general and administrative expenses	79.6	73.1	232.6	200.2
Income from operations	193.8	169.2	520.4	446.6
Interest expense, net	27.0	28.5	80.0	81.1
Income before income taxes and equity method earnings	166.8	140.7	440.4	365.5
Income tax expense	39.6	7.5	107.9	93.1
Equity method investment earnings	14.2	26.4	44.3	58.5
Net income	141.4	159.6	376.8	330.9
Less: Income attributable to noncontrolling interests	—	2.8	8.6	14.1
Net income attributable to Lamb Weston Holdings, Inc.	$141.4	$156.8	$368.2	$316.8
Earnings per share
Basic	$0.96	$1.07	$2.44	$2.15
Diluted	$0.95	$1.06	$2.42	$2.14

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	February 24, 2019			February 25, 2018
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$181.0	$(39.6)	$141.4	$167.1	$(7.5)	$159.6
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income	0.2	—	0.2	—	—	—
Unrealized currency translation gains	2.4	—	2.4	8.0	—	8.0
Comprehensive income (loss)	183.6	(39.6)	144.0	175.1	(7.5)	167.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	2.8	—	2.8
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$183.6	$(39.6)	$144.0	$172.3	$(7.5)	$164.8

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	February 24, 2019			February 25, 2018
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$484.7	$(107.9)	$376.8	$424.0	$(93.1)	$330.9
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.6	(0.1)	0.5	(0.1)	—	(0.1)
Unrealized currency translation gains (losses)	(9.5)	—	(9.5)	22.8	—	22.8
Comprehensive income (loss)	475.8	(108.0)	367.8	446.7	(93.1)	353.6
Less: Comprehensive income attributable to noncontrolling interests	8.6	—	8.6	14.1	—	14.1
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$467.2	$(108.0)	$359.2	$432.6	$(93.1)	$339.5

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share amounts)

	February 24,	May 27,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$17.2	$55.6
Receivables, less allowance for doubtful accounts of $0.7 and $0.6	359.3	225.9
Inventories	588.2	549.7
Prepaid expenses and other current assets	103.3	99.2
Total current assets	1,068.0	930.4
Property, plant and equipment, net	1,557.0	1,420.8
Goodwill	208.8	135.1
Intangible assets, net	38.3	35.4
Equity method investments	222.8	219.8
Other assets	16.3	11.1
Total assets	$3,111.2	$2,752.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$98.7	$9.6
Current portion of long-term debt and financing obligations	37.4	38.7
Accounts payable	308.8	254.4
Accrued liabilities	221.7	216.0
Total current liabilities	666.6	518.7
Long-term liabilities:
Long-term debt, excluding current portion	2,288.6	2,336.7
Deferred income taxes	126.6	92.1
Other noncurrent liabilities	85.6	84.3
Total long-term liabilities	2,500.8	2,513.1
Commitments and contingencies
Redeemable noncontrolling interest	—	55.6
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,620,264 and 146,395,866 shares issued	146.6	146.4
Additional distributed capital	(896.8)	(900.4)
Retained earnings	722.5	426.4
Accumulated other comprehensive loss	(13.3)	(4.3)
Treasury stock, at cost, 236,774 and 63,534 common shares	(15.2)	(2.9)
Total stockholders' deficit	(56.2)	(334.8)
Total liabilities and stockholders’ equity	$3,111.2	$2,752.6

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended February 24, 2019 and February 25, 2018

(unaudited, dollars in millions, except shares and per share amounts)

				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at November 25, 2018	146,491,903	$146.6	$(7.3)	$(900.9)	$610.4	$(15.9)	$(167.1)
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(0.5)	—	—	(0.5)
Common stock dividends declared, $0.20000 per share	—	—	—	—	(29.3)	—	(29.3)
Exercise of stock options, issuance of other stock awards	3,867	—	—	—	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	4.5	—	—	4.5
Repurchase of common stock and common stock withheld to cover taxes	(112,280)	—	(7.9)	—	—	—	(7.9)
Other	—	—	—	0.1	—	—	0.1
Comprehensive income	—	—	—	—	141.4	2.6	144.0
Balance at February 24, 2019	146,383,490	$146.6	$(15.2)	$(896.8)	$722.5	$(13.3)	$(56.2)

Balance at November 26, 2017	146,207,439	$146.3	$(2.2)	$(906.7)	$225.8	$5.4	$(531.4)
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(0.9)	—	—	(0.9)
Common stock dividends declared, $0.19125 per share	—	—	—	—	(28.0)	—	(28.0)
Exercise of stock options, issuance of other stock awards	25,118	—	—	0.1	—	—	0.1
Stock-settled, stock-based compensation expense	—	—	—	3.6	—	—	3.6
Common stock withheld to cover taxes	(2,401)	—	(0.1)	—	—	—	(0.1)
Other	—	—	—	(0.2)	(0.1)	—	(0.3)
Comprehensive income	—	—	—	—	156.8	8.0	164.8
Balance at February 25, 2018	146,230,156	$146.3	$(2.3)	$(904.1)	$354.5	$13.4	$(392.2)

See Condensed Notes to Consolidated Financial Statements

Lamb Weston Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirty-Nine Weeks Ended February 24, 2019 and February 25, 2018

(unaudited, dollars in millions, except shares and per share amounts)

				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 27, 2018	146,332,332	$146.4	$(2.9)	$(900.4)	$426.4	$(4.3)	$(334.8)
Adoption of ASC 606 revenue from contracts with customers	—	—	—	—	13.7	—	13.7
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(11.4)	—	—	(11.4)
Common stock dividends declared, $0.58250 per share	—	—	—	—	(85.3)	—	(85.3)
Exercise of stock options, issuance of other stock awards	224,398	0.2	—	0.9	—	—	1.1
Stock-settled, stock-based compensation expense	—	—	—	13.7	—	—	13.7
Repurchase of common stock and common stock withheld to cover taxes	(173,240)	—	(12.3)	—	—	—	(12.3)
Other	—	—	—	0.4	(0.5)	—	(0.1)
Comprehensive income (loss)	—	—	—	—	368.2	(9.0)	359.2
Balance at February 24, 2019	146,383,490	$146.6	$(15.2)	$(896.8)	$722.5	$(13.3)	$(56.2)

Balance at May 28, 2017	146,080,901	$146.1	$(0.2)	$(904.8)	$121.0	$(9.3)	$(647.2)
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(2.2)	—	—	(2.2)
Common stock dividends declared, $0.56625 per share	—	—	—	—	(82.8)	—	(82.8)
Exercise of stock options, issuance of other stock awards	195,204	0.2	—	0.6	—	—	0.8
Stock-settled, stock-based compensation expense	—	—	—	10.1	—	—	10.1
Common stock withheld to cover taxes	(45,949)	—	(2.1)	—	—	—	(2.1)
Other	—	—	—	(7.8)	(0.5)	—	(8.3)
Comprehensive income	—	—	—	—	316.8	22.7	339.5
Balance at February 25, 2018	146,230,156	$146.3	$(2.3)	$(904.1)	$354.5	$13.4	$(392.2)

See Condensed Notes to Consolidated Financial Statements

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirty-Nine Weeks Ended
	February 24,	February 25,
	2019	2018
Cash flows from operating activities
Net income	$376.8	$330.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	117.5	104.1
Stock-settled, stock-based compensation expense	13.7	10.1
Earnings of joint ventures in excess of distributions	(9.0)	(22.0)
Deferred income taxes	38.5	(16.0)
Pension expense, net of contributions	5.6	4.2
Other	(1.5)	(6.7)
Changes in operating assets and liabilities, net of acquisition:
Receivables	(43.3)	(51.4)
Inventories	(104.7)	(105.4)
Income taxes payable/receivable, net	14.1	38.0
Prepaid expenses and other current assets	(7.0)	(11.5)
Accounts payable	51.6	31.6
Accrued liabilities	(7.9)	4.3
Net cash provided by operating activities	$444.4	$310.2
Cash flows from investing activities
Additions to property, plant and equipment	(244.2)	(204.4)
Acquisition of business, net of cash acquired	(88.6)	—
Other	(1.1)	(2.4)
Net cash used for investing activities	$(333.9)	$(206.8)
Cash flows from financing activities
Proceeds from short-term borrowings, net	89.3	9.4
Debt repayments	(57.1)	(29.9)
Dividends paid	(84.0)	(82.2)
Acquisition of noncontrolling interest	(78.2)	—
Repurchase of common stock and common stock withheld to cover taxes	(12.3)	(2.1)
Cash distributions paid to noncontrolling interest	(6.1)	(12.4)
Other	1.1	0.8
Net cash used for financing activities	$(147.3)	$(116.4)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	5.3
Net decrease in cash and cash equivalents	(38.4)	(7.7)
Cash and cash equivalents, beginning of the period	55.6	57.1
Cash and cash equivalents, end of period	$17.2	$49.4

See Condensed Notes to Consolidated Financial Statements.

Condensed Notes to Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”), along with its joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We have four reportable segments: Global, Foodservice, Retail, and Other. See Note 17, Segments, for additional information on our reportable segments. Our common stock is listed under the ticker symbol “LW” on the New York Stock Exchange.

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

Basis of Presentation

The unaudited quarterly Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and thirty-nine weeks ended February 24, 2019 and February 25, 2018, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May. These quarterly financial statements and condensed notes should be read together with the combined and consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 26, 2018.

Our consolidated financial statements include the accounts of Lamb Weston and all of its majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we are the primary beneficiary are included in our consolidated financial statements from the date such determination was made. Intercompany investments, accounts, and transactions have been eliminated.

We acquired the remaining 50.01% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”) and the Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. See Note 10, Investments in Joint Ventures, for more information.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.

New and Recently Issued Accounting Standards

Accounting Standards Adopted

In December 2018, SEC Release No. 33-10532, Disclosure Update and Simplification, became effective, amending certain disclosure requirements that were redundant or outdated. The amendments include removing the requirement to disclose the historical and pro forma ratio of earnings to fixed charges and the related exhibit, as well as replacing the requirement to disclose the high and low trading prices of our common stock with a requirement to disclose the ticker symbol of our common stock. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, the changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The final rule regarding stockholders’ equity was effective in the third quarter of fiscal 2019, and is included in this Form 10-Q; the other changes will apply to our fiscal 2019 Form 10-K.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to disaggregate the service cost component from the other components of net benefit cost and report it in the same line item(s) as other employee compensation costs arising from services rendered during the period. All other non-service components are required to be separate from the service cost component and outside a subtotal of income from operations. These non-service components are not eligible for capitalization. Changes to the presentation of benefit costs are required to be adopted retrospectively, while changes to the capitalization of service costs into inventories are required to be adopted prospectively. We adopted the provisions of this guidance in fiscal 2019 (beginning May 28, 2018). The adoption of this standard did not have a significant impact on our financial statements. See Note 11, Employee Benefit Plans and Other Post-Retirement Benefits, for the amount of each component of net periodic pension and other post-retirement benefit costs we reported historically.

Effective May 28, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments, collectively known as Accounting Standards Codification (“ASC”) 606 using the modified retrospective method. See Note 2, Revenue from Contracts with Customers, for more information.

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

In February 2016, the FASB issued ASC Topic 842, Leases, which requires lessees to reflect both the right-of-use assets and lease liabilities on the balance sheet for leases with lease terms of more than 12 months, whereas under current GAAP only capital lease liabilities (referred to as finance leases under ASC 842) are recognized on the balance sheet. ASC 842 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. We will adopt the standard on May 27, 2019, the beginning of our 2020 fiscal year, using the optional adoption method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows us to recognize a cumulative-effect adjustment at the beginning of the period of adoption. As allowed, we will not adjust comparative period financial statements and disclosures for the impact of the new standard.

The right of use assets and lease liabilities that we recognize on our balance sheet, as of the adoption date, will depend on our lease portfolio and discount rates on the date of adoption. While we continue to evaluate the impact that the adoption of this standard will have on our financial statements, we currently believe it is likely we will elect to adopt certain of the optional practical expedients, including the package of practical expedients under the transition guidance that permits us not to reassess under the new standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under ASC 842. We also expect to elect the practical expedient not to separate lease and non-lease components for all our leases and the expedient related to land easements, allowing us to not reassess our current accounting treatment for existing agreements on land easements, which are not accounted for as leases. We do not expect to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

We have substantially completed aggregating and evaluating our worldwide lease contracts and are in the process of implementing a new lease accounting system to support the accounting and disclosure requirements of the standard. We expect ASC 842 will have a material impact on our Consolidated Balance Sheet. However, our bank covenants will not be affected. We are still evaluating the impact of the adoption of ASC 842 on our Consolidated Statements of Operations and Statements of Cash Flows.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial statements.

2.    REVENUE FROM CONTRACTS WITH CUSTOMERS

On May 28, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (“new revenue standard”) and all related amendments,  using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to opening retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

We recorded a net increase to opening retained earnings of $13.7 million as of May 28, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact related to our customized products. The impacts of the adoption of the new revenue standard on our consolidated financial statements were as follows (in millions, except per share amounts):

Consolidated Statements of Earnings

	Thirteen Weeks Ended February 24, 2019
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales	$926.8	$908.3	$18.5
Cost of sales	653.4	640.6	12.8
Income from operations	193.8	188.1	5.7
Income tax expense	39.6	38.3	1.3
Net income attributable to Lamb Weston Holdings, Inc.	141.4	137.0	4.4
Earnings per share
Basic	$0.96	$0.93	$0.03
Diluted	$0.95	$0.93	$0.02

	Thirty-Nine Weeks Ended February 24, 2019
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales	$2,753.1	$2,732.0	$21.1
Cost of sales	2,000.1	1,985.6	14.5
Income from operations	520.4	513.8	6.6
Income tax expense	107.9	106.4	1.5
Net income attributable to Lamb Weston Holdings, Inc.	368.2	363.1	5.1
Earnings per share
Basic	$2.44	$2.40	$0.04
Diluted	$2.42	$2.39	$0.03

Consolidated Balance Sheets

	As of February 24, 2019
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Receivables, less allowance for doubtful accounts	$359.3	$251.6	$107.7
Inventories	588.2	671.5	(83.3)
Accrued liabilities	221.7	219.4	2.3
Deferred income taxes	126.6	123.3	3.3
Retained earnings	722.5	703.7	18.8

Consolidated Statements of Cash Flows

	Thirty-Nine Weeks Ended February 24, 2019
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Cash flows from operating activities
Net income	$376.8	$371.7	$5.1
Deferred income taxes	38.5	39.2	(0.7)
Receivables	(43.3)	(22.2)	(21.1)
Inventories	(104.7)	(119.1)	14.4
Income taxes payable/receivable, net	14.1	11.8	2.3

Historically, we recognized revenue on a point-in-time basis in all of our segments. The trigger for point-in-time recognition is when the customer takes title to the goods and assumes the risks and rewards for the goods. The adoption of ASC 606 did not have a material impact on our revenue recognition for point-in-time product sales. However, there are certain products that we manufacture to customers’ unique recipes (customized products). Due to costs associated with reworking, transporting, and repackaging these products, we concluded that these products do not have an alternative future use at a reasonable profit margin under the new revenue standard.

The customized product sales are covered by purchase orders. Once the customized product is manufactured per the purchase order, we have an enforceable right to payment for the products. As such, the adoption of ASC 606 resulted in the acceleration of revenue for customized products at the time we have a legally enforceable right to payment since these products do not have an alternative use at a reasonable profit margin. Sales of customized products are generally recurring, thereby limiting the net impact of the adoption of the new revenue standard. During the thirteen weeks ended February 24, 2019, however, the volume of customized products increased partly due to an increase in customer limited-time offer promotions.

Segment Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant to our consolidated operations in the first three quarters of fiscal 2019, or in fiscal 2018, 2017, and 2016. While the nature of our contracts can vary based on the business, customer type, and region, in all instances it is our customary business practice to receive a valid order from the customer, in which each party’s rights and related payment terms are clearly identifiable. The adoption of the new revenue standard had the following impact on segment net sales (in millions):

	Thirteen Weeks Ended February 24, 2019
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales:
Global	$498.2	$481.6	$16.6
Foodservice	265.5	265.7	(0.2)
Retail	129.0	128.5	0.5
Other	34.1	32.5	1.6
Total net sales	$926.8	$908.3	$18.5

	Thirty-Nine Weeks Ended February 24, 2019
	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales:
Global	$1,434.9	$1,414.6	$20.3
Foodservice	843.0	844.1	(1.1)
Retail	369.1	368.3	0.8
Other	106.1	105.0	1.1
Total net sales	$2,753.1	$2,732.0	$21.1

Performance Obligations and Significant Judgments

Our principal business is to manufacture and sell frozen potato products. We also sell frozen vegetables and appetizers. As a general rule, none of our businesses provide equipment installation or other ancillary services outside producing, packaging, and shipping products to customers.

Our revenue is primarily derived from fixed consideration; however, we do have contract terms that give rise to variable consideration, primarily cash discounts, coupons, and rebates, as well as other sales incentives and trade promotion allowances described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K. We estimate sales incentives and trade promotions based on historical experience to record reductions in revenue which is consistent with methods outlined in the new revenue standard.

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

3.    ACQUISITION

On December 21, 2018, we acquired 100% of the outstanding shares of a frozen potato processor in Australia for $88.6 million, net of cash acquired. This acquisition added approximately 50 million pounds of production capacity to our manufacturing network and expands our geographic reach. Net sales, income from operations, and total assets of the acquired company are not material to our overall net sales and total assets. Operating results of the acquired company subsequent to December 21, 2018 have been included in our Global segment.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, of which $75.1 million was allocated to goodwill (which is not deductible for tax purposes) and $4.4 million to intangible assets (to be amortized on a straight-line basis over a weighted average life of 15 years), primarily a brand name, all of which are included in the Global segment. The purchase price allocation continues to be preliminary, as estimates and assumptions are subject to change as more information becomes available upon the completion of our third-party valuation report.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 24,	February 25,	February 24,	February 25,
	2019	2018	2019	2018
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$141.4	$156.8	$368.2	$316.8
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated, net of tax benefits (a)	0.5	0.9	11.4	2.2
Net income available to Lamb Weston common stockholders	$140.9	$155.9	$356.8	$314.6

Denominator:
Basic weighted average common shares outstanding	146.6	146.3	146.5	146.3
Add: Dilutive effect of employee incentive plans (b)	0.8	0.8	0.8	0.6
Diluted weighted average common shares outstanding	147.4	147.1	147.3	146.9

Earnings per share (a)
Basic	$0.96	$1.07	$2.44	$2.15
Diluted	$0.95	$1.06	$2.42	$2.14

(a)

The thirty-nine weeks ended February 24, 2019, included accretion, net of tax benefits, of $10.0 million, or $0.07 per share, which we recorded to increase the redeemable noncontrolling interest to the amount we paid to acquire the remaining 50.01% interest in Lamb Weston BSW. While the accretion, net of tax benefits, reduced net income available to Lamb Weston common stockholders and earnings per share, it did not impact net income in the Consolidated Statements of Earnings. Net income includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the definitive agreement to acquire the remaining interest in Lamb Weston BSW. See Note 10, Investments in Joint Ventures, for more information.

The thirteen weeks ended February 24, 2019, included a $0.5 million, or $0.01 per share, decrease in tax benefits related to the purchase of Lamb Weston BSW.

(b)

Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of February 24, 2019, we did not have any stock-based awards that were antidilutive. As of February 25, 2018, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

5.    RELATED PARTY TRANSACTIONS

Prior to the Separation, our business was included in the Commercial Foods segment of Conagra. As a result, our transactions with Conagra were considered related party transactions. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements that governed our relationships with Conagra following the Separation, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement. Under the transition services agreement, Conagra provided a number of corporate staff services to us based on direct and indirect costs associated with rendering those services. These services included information technology, accounting, and human resources. The thirteen and thirty-nine weeks ended February 25, 2018 include $0.2 million and $2.4 million, respectively, of expenses related to the transition services agreement. In April 2018, we concluded our transition services agreement with Conagra.

6.    INCOME TAXES

Income tax expense for the thirteen weeks ended February 24, 2019 and February 25, 2018, was $39.6 million and $7.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 21.9% and 4.5% for the thirteen weeks ended February 24, 2019 and February 25, 2018, respectively. The lower rate during the thirteen weeks ended February 25, 2018, was primarily attributable to the effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) as follows:

Discrete Tax Benefit. We recorded an approximate $24 million net discrete benefit, comprised of a $38.7 million benefit from the estimated impact of remeasuring our net U.S. deferred tax liabilities on our balance sheet at a lower tax rate, partially offset by a $14.7 million transition tax on our previously untaxed foreign earnings.

Timing of Tax Act. The Tax Act was enacted in December 2017 and it reduced the U.S. statutory tax rate from 35% to 21%. We are required to record the effect of changes in enacted tax laws or rates in the interim period in which the change occurs. Accordingly, in the third quarter of fiscal 2018, we recorded an approximate $14 million benefit from a lower U.S. statutory tax rate, on earnings reported in the first half of fiscal 2018.

Excluding the approximate $38 million of tax benefits discussed above, the effective tax rate for the thirteen weeks ended February 25, 2018, was 27.2%, which is higher than the 21.9% effective tax rate in the thirteen weeks ended February 24, 2019. Since our fiscal year ends the last Sunday in May, the impact of lower U.S. statutory income tax rate was phased in, which resulted in an approximate 29% U.S. statutory rate in fiscal 2018, compared with a 21% U.S. statutory rate in fiscal 2019.

Income tax expense for the thirty-nine weeks ended February 24, 2019 and February 25, 2018, was $107.9 million and $93.1 million, respectively. The effective tax rate was 22.3% and 21.9%, respectively, in our Consolidated Statements of Earnings. Excluding the $24.0 million of discrete items, our effective tax rate was 27.6% for the thirty-nine weeks ended February 25, 2018, which is higher than the 22.3% effective tax rate during the same period in the prior year, primarily because the timing of our fiscal year-end resulted in an approximate 29% U.S. statutory rate in fiscal 2018, compared with a 21% U.S. statutory rate in fiscal 2019.

Income Taxes Paid

Income taxes paid, net of refunds, were $54.7 million and $72.4 million in the thirty-nine weeks ended February 24, 2019 and February 25, 2018, respectively. Income taxes paid decreased in the thirty-nine weeks ended February 24, 2019, as a result of timing of payments for state taxes and the Tax Act.

Unrecognized Tax Benefits

There have been no material changes to the unrecognized tax benefits disclosed in Note 4, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K, and we do not expect any significant changes to unrecognized tax benefits in the next 12 months.

7.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	February 24,	May 27,
	2019	2018
Raw materials and packaging	$156.0	$87.2
Finished goods	398.8	430.5
Supplies and other	33.4	32.0
Inventories (a)	$588.2	$549.7

(a)	See Note 2, Revenue from Contracts with Customers, for more information on the impact the adoption of the new revenue standard had on inventories.

8.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows (dollars in millions):

	February 24,	May 27,
	2019	2018
Land and land improvements	$142.1	$139.8
Buildings, machinery, and equipment	2,374.6	2,212.6
Furniture, fixtures, office equipment, and other	101.1	101.0
Construction in progress	190.8	127.9
Property, plant and equipment, at cost	2,808.6	2,581.3
Less accumulated depreciation	(1,251.6)	(1,160.5)
Property, plant and equipment, net	$1,557.0	$1,420.8

Depreciation expense was $38.7 million and $35.8 million for the thirteen weeks ended February 24, 2019 and February 25, 2018, respectively; and $112.4 million and $98.9 million for the thirty-nine weeks ended February 24, 2019 and February 25, 2018, respectively. At February 24, 2019 and May 27, 2018, purchases of property, plant and equipment included in accounts payable were $30.7 million and $27.9 million, respectively.

The amounts of interest capitalized in construction in progress for the thirteen weeks ended February 24, 2019 and February 25, 2018, were $2.5 million and $0.5 million, respectively; and $6.0 million and $3.4 million for the thirty-nine weeks ended February 24, 2019 and February 25, 2018, respectively.

9.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Changes in the carrying amount of goodwill as allocated to each segment were as follows (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 27, 2018	$76.9	$42.8	$10.9	$4.5	$135.1
Acquisition (a)	75.1	—	—	—	75.1
Foreign currency translation adjustment	(1.4)	—	—	—	(1.4)
Balance at February 24, 2019	$150.6	$42.8	$10.9	$4.5	$208.8

(a)	In December 2018, we acquired a frozen potato processor in Australia and recorded $75.1 million of goodwill in our Global Segment. See Note 3, Acquisition, for more information.

Other identifiable intangible assets were as follows (dollars in millions):

	February 24, 2019			May 27, 2018
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	14	39.3	19.0	14	35.2	17.8
		$57.3	$19.0		$53.2	$17.8

(a)	Non-amortizing intangible assets are comprised of brand names and trademarks.

(b)

Amortizing intangible assets are principally composed of customer relationships, licensing arrangements, a brand name, and intellectual property. During the thirteen weeks ended February 24, 2019 and February 25, 2018, amortization expense was $0.5 million and $0.6 million, respectively. During the thirty-nine weeks ended February 24, 2019 and February 25, 2018, amortization expense was $1.6 million and $1.8 million, respectively. Foreign intangible assets are affected by foreign currency translation.

10.    INVESTMENTS IN JOINT VENTURES

Variable Interest Entity - Consolidated

On November 2, 2018, we entered into a Membership Interest Purchase Agreement (the “BSW Agreement”) with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”) to acquire the remaining 50.01% interest in Lamb Weston BSW, a potato processing joint venture. We paid Ochoa approximately $65 million in cash attributable to our contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa plus $13.2 million attributable to Ochoa’s interest in expected earnings of the joint venture through our fiscal year ending May 26, 2019. We paid $50.0 million of the purchase price to Ochoa in December 2018 and the remaining $28.2 million in January 2019.

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

Prior to entering into the BSW Agreement, the value of the redeemable noncontrolling interest was recorded on our Consolidated Balance Sheet based on the value of Ochoa’s put option. In connection with our purchase of the remaining 50.01% interest in the joint venture, we recorded $10.0 million of accretion, net of tax benefits, to increase the redeemable noncontrolling interest to the amount we agreed to pay. The purchase created $8.7 million of deferred tax assets related to the step-up in tax basis of the acquired assets. We recorded both the accretion of the noncontrolling interest and the related tax benefits in “Additional distributed capital” on our Consolidated Balance Sheet and they did not impact net income. While the accretion, net of tax benefits, had no impact on net income in the Consolidated Statements of Earnings, it reduced net income available to common stockholders by $10.0 million, net of tax, and both basic and diluted earnings per share by $0.07, during the thirty-nine weeks ended February 24, 2019. During the thirteen weeks ended February 24, 2019, we recorded a $0.5 million, or $0.01 per share, decrease in tax benefits related to the purchase of Lamb Weston BSW.

Prior to November 2, 2018, Lamb Weston and Lamb Weston BSW purchased potatoes and utilized storage facilities and water treatment services from a shareholder of Ochoa. While we continue to purchase such goods and services, subsequent to November 2, 2018, the shareholder of Ochoa is no longer considered a related party. The aggregate amounts of potato purchases were $12.1 million for the thirteen weeks ended February 25, 2018; and $24.6 million and $41.4 million for the thirty-nine weeks ended February 24, 2019 and February 25, 2018, respectively. The aggregate amount of storage facilities and water treatment services were $1.2 million for the thirteen weeks ended February 25, 2018; and $2.5 million and $3.8 million for the thirty-nine weeks ended February 24, 2019 and February 25, 2018, respectively.

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

The carrying value of our equity method investments, which include Lamb-Weston/Meijer and Lamb Weston RDO, at February 24, 2019 and May 27, 2018, was $222.8 million and $219.8 million, respectively. These amounts are included in “Equity method investments” on our Consolidated Balance Sheets. For the thirteen weeks ended February 24, 2019 and February 25, 2018, we had sales to our equity method investments of $5.8 million and $7.9 million, respectively, and payments to our equity method investments of $1.5 million and $2.6 million, respectively; and for the thirty-nine weeks ended February 24, 2019 and February 25, 2018, we had sales to our equity method investments of $19.9 million and $19.0 million, respectively, and payments to our equity method investments of $7.4 million and $8.2 million, respectively. Total dividends from our equity method investments were $9.8 million and $13.7 million for the thirteen weeks ended February 24, 2019 and February 25, 2018, respectively; and $35.4 million and $36.5 million for the thirty-nine weeks ended February 24, 2019 and February 25, 2018, respectively.

For more information about our investments in joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

11.   EMPLOYEE BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFITS

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

The components of net periodic benefit cost were as follows (dollars in millions):

	Thirteen Weeks Ended
	Pension Plans		Post-Retirement Plan
	February 24,	February 25,	February 24,	February 25,
	2019	2018	2019	2018
Service cost	$1.1	$1.9	$—	$—
Interest cost	0.2	0.1	0.1	—
Expected return on plan assets	(0.2)	(0.1)	—	—
Net amortization of unrecognized amounts
Actuarial loss	—	—	0.2	—
Net periodic benefit cost (a)	$1.1	$1.9	$0.3	$—

	Thirty-Nine Weeks Ended
	Pension Plans		Post-Retirement Plan
	February 24,	February 25,	February 24,	February 25,
	2019	2018	2019	2018
Service cost	$5.3	$5.8	$—	$—
Interest cost	0.6	0.3	0.2	—
Expected return on plan assets	(0.7)	(0.3)	—	—
Net amortization of unrecognized amounts
Prior service benefit	—	—	—	(0.1)
Actuarial loss	—	—	0.6	—
Net periodic benefit cost (a)	$5.2	$5.8	$0.8	$(0.1)

(a)

Service costs are reflected in “Cost of sales” in the Consolidated Statements of Earnings. Interest costs and expected return on plan assets are reflected in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

We make pension plan contributions sufficient to fund our actuarially determined requirements, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. We may also elect to make additional voluntary contributions. During the thirteen and thirty-nine weeks ended February 24, 2019, we made $0.1 million and $0.4 million, respectively, of contributions to our qualified plan. We are not required to make any additional minimum qualified contributions during the remainder of fiscal 2019.

12.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	February 24,	May 27,
	2019	2018
Compensation and benefits	$73.3	$91.7
Accrued trade promotions	45.8	45.4
Accrued interest	29.9	10.8
Dividends payable	29.3	28.0
Income taxes payable	14.5	3.1
Franchise, property, and sales and use taxes	9.8	9.6
Other	19.1	27.4
Accrued liabilities	$221.7	$216.0

13.   DEBT AND FINANCING OBLIGATIONS

At February 24, 2019 and May 27, 2018, our debt, including financing obligations was as follows (dollars in millions):

	February 24,	May 27,
	2019	2018
Short-term borrowings:
Revolving credit facility	$84.9	$—
Other credit facilities	13.8	9.6
	98.7	9.6
Long-term debt:
Term loan facility, due 2021	607.5	632.8
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
Lamb Weston BSW installment notes (a)	—	28.0
	2,273.5	2,326.8
Financing obligations:
4.35% lease financing obligation due May 2030	65.7	66.8
Lease financing obligations due on various dates through 2040 (b)	13.8	12.2
	79.5	79.0

Total debt and financing obligations	2,451.7	2,415.4
Debt issuance costs	(27.0)	(30.4)
Short-term borrowings	(98.7)	(9.6)
Current portion of long-term debt and financing obligations	(37.4)	(38.7)
Long-term debt, excluding current portion	$2,288.6	$2,336.7

(a)	In January 2019, we repaid the Lamb Weston BSW installment notes.

(b)	The interest rates on our lease financing obligations range from 2.79% to 5.00% as of February 24, 2019 and 2.39% to 5.00% as of May 27, 2018.

At February 24, 2019, we had $84.9 million of borrowings outstanding under our Revolving Credit Facility (the “Facility”) and $411.7 million of availability under the Facility, which is net of outstanding letters of credit of $3.4 million. For the thirty-nine weeks ended February 24, 2019, borrowings under the Facility ranged from zero to $128.1 million and the weighted average interest rate for our outstanding borrowings under the Facility was 4.0%.

For the thirty-nine weeks ended February 24, 2019 and February 25, 2018, we paid $60.7 million and $58.2 million of interest on debt, respectively.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

14.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan (“Stock Plan”). Under the Stock Plan, we may grant eligible employees and non-employee directors awards of stock options, cash, and stock-settled restricted stock units (“RSUs”), restricted stock awards, other awards based on our common stock, and performance-based long-term incentive awards (“Performance Shares”). At February 24, 2019, we had 10.0 million shares authorized under the Stock Plan, and 7.8 million shares were available for future grant.

The following table summarizes RSU and Performance Share activity for the thirty-nine weeks ended February 24, 2019:

	Stock-Settled		Cash-Settled		Performance Shares
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 27, 2018	581,875	$36.84	285,652	$28.54	160,270	$39.82
Granted (a)	211,994	70.19	—	—	87,462	69.81
Performance condition adjustment (b)	—	—	—	—	97,803	40.35
Vested (c)	(141,149)	29.93	(157,167)	28.61	(42,206)	27.32
Forfeited/expired/cancelled	(11,532)	53.45	(5,933)	30.52	—	—
Outstanding at February 24, 2019	641,188	$49.09	122,552	$28.36	303,329	$50.38

(a)	Granted represents new grants and dividend equivalents accrued.

(b)	Amount represents adjustment for performance results attained on Performance Shares during the thirty-nine weeks ended February 24, 2019.

(c)

The aggregate fair value of awards that vested during the thirty-nine weeks ended February 24, 2019 was $24.7 million, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The following table summarizes stock option activity for the thirty-nine weeks ended February 24, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value (a)
	Shares	(per share)	Term (Years)	(in millions)
Outstanding at May 27, 2018	651,606	$29.08
Granted	—	—
Exercised	(41,000)	26.64
Forfeited/cancelled	(1,428)	30.67
Outstanding at February 24, 2019	609,178	$29.24	6.6	$25.1

Exercisable at February 24, 2019	510,703	$27.78	6.2	$21.8

(a)

The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2019 third quarter, or February 22, 2019, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the quarter. The amount changes based on the fair market value of our stock.

Compensation Expense

Our share-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for share-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 24,	February 25,	February 24,	February 25,
	2019	2018	2019	2018
Stock-settled RSUs	$2.5	$2.0	$7.4	$6.4
Performance Shares	2.0	1.5	6.1	2.6
Stock options	—	0.1	0.2	1.1
Stock-settled compensation expense	4.5	3.6	13.7	10.1
Cash-settled RSUs (a)	—	1.3	3.7	5.0
Total compensation expense	4.5	4.9	17.4	15.1
Income tax benefit (b)	(1.0)	(1.4)	(4.0)	(5.2)
Total compensation expense, net of tax benefit	$3.5	$3.5	$13.4	$9.9

(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at February 24, 2019, total unrecognized compensation expense related to share-based payments was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock-settled RSUs	$18.0	2.0
Cash-settled RSUs	1.1	0.4
Performance shares	13.4	1.9
Stock options	0.2	0.7
Total unrecognized compensation expense	$32.7	1.9

15.   FAIR VALUE MEASUREMENTS

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 24, 2019 and May 27, 2018 (dollars in millions):

	As of February 24, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	2.1	—	2.1
Total assets	$0.5	$2.1	$—	$2.6
Liabilities:
Derivative liabilities (a)	$—	$—	$—	$—
Deferred compensation liabilities (b)	—	15.0	—	15.0
Total liabilities	$—	$15.0	$—	$15.0

	As of May 27, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	0.8	—	0.8
Total assets	$0.5	$0.8	$—	$1.3
Liabilities:
Derivative liabilities (a)	$—	$1.4	$—	$1.4
Deferred compensation liabilities (b)	—	12.4	—	12.4
Total liabilities	$—	$13.8	$—	$13.8

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

At February 24, 2019, we had $1,666.0 million of fixed-rate and $706.2 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at February 24, 2019, was estimated to be $1,677.8 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market pricing.

16.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

On December 20, 2018, the Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. During the thirteen and thirty-nine weeks ended February 24, 2019, we purchased 109,900 shares for $7.8 million, or a weighted-average price of $70.93 per share.

Dividends

During the thirty-nine weeks ended February 24, 2019, we paid $84.0 million of dividends to stockholders. On March 21, 2019, our Board of Directors declared a dividend of $0.20 per share of common stock. The dividend will be paid on May 31, 2019 to stockholders of record as of the close of business on May 3, 2019.

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

	Foreign		Accumulated
	Currency	Pension and	Other
	Translation	Post-Retirement	Comprehensive
	Gains (Losses)	Benefits	Loss
Balance as of May 27, 2018	$(1.2)	$(3.1)	$(4.3)
Other comprehensive income before reclassifications, net of tax	(9.5)	—	(9.5)
Amounts reclassified out of AOCI, net of tax	—	0.5	0.5
Net current-period other comprehensive income (loss)	(9.5)	0.5	(9.0)
Balance as of February 24, 2019	$(10.7)	$(2.6)	$(13.3)

The net amount of actuarial losses on pension and post-retirement benefits included in AOCI to be amortized over the next 12 months is a net loss of $0.7 million ($0.5 million after-tax).

17.    SEGMENTS

We have four operating segments, each of which is a reportable segment: Global, Foodservice, Retail, and Other. Our chief operating decision maker receives periodic management reports under this structure that generally focus on the nature and scope of our customers’ businesses, which enables operating decisions, performance assessment, and resource allocation decisions at the segment level. The reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment. We measure our segments’ product contribution margin, which is defined as net sales, less cost of sales and advertising and promotion expenses and excludes general corporate expenses, interest, and taxes. See Note 13, Segments, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K for more information. Additionally, see Note 2, Revenue from Contracts with Customers, for more information on the impact the adoption of the new revenue standard had on segment net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 24,	February 25,	February 24,	February 25,
(in millions)	2019	2018	2019	2018
Net sales:
Global	$498.2	$448.7	$1,434.9	$1,279.5
Foodservice	265.5	253.5	843.0	805.8
Retail	129.0	130.2	369.1	324.2
Other	34.1	31.0	106.1	96.0
Total net sales	926.8	863.4	2,753.1	2,505.5
Product contribution margin (a):
Global	128.8	113.9	335.6	275.9
Foodservice	94.8	89.5	294.2	272.2
Retail	29.1	30.3	77.8	66.1
Other	11.8	0.9	24.0	16.0
Total product contribution margin	264.5	234.6	731.6	630.2
Other selling, general and administrative expenses (a) (b)	70.7	65.4	211.2	183.6
Income from operations	193.8	169.2	520.4	446.6
Interest expense, net	27.0	28.5	80.0	81.1
Income tax expense (c)	39.6	7.5	107.9	93.1
Equity method investment earnings	14.2	26.4	44.3	58.5
Net income	141.4	159.6	376.8	330.9
Less: Income attributable to noncontrolling interests (d)	—	2.8	8.6	14.1
Net income attributable to Lamb Weston Holdings, Inc.	$141.4	$156.8	$368.2	$316.8

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

(c)

The lower rate in the thirteen weeks ended February 25, 2018, is primarily attributable to a $24.0 million net discrete benefit and a $14 million benefit from a lower U.S. statutory tax rate on earnings reported in the first half of fiscal 2018. Both were recorded for the effect of the Tax Act that was enacted in December 2017. See Note 6, Income Taxes, for more information.

(d)

On November 2, 2018, we entered into the BSW Agreement to acquire the remaining 50.01% interest in our Lamb Weston BSW joint venture. The Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. See Note 10, Investments in Joint Ventures, for more information.

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10% of consolidated “Net sales” for both the thirteen weeks ended February 24, 2019 and February 25, 2018; and 10% and 11% for the thirty-nine weeks ended February 24, 2019 and February 25, 2018, respectively. Accounts receivable from another customer accounted for 12% of our consolidated accounts receivable as of May 27, 2018. No customer accounted for more than 10% of our consolidated accounts receivable as of February 24, 2019.

18.   COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 13, Debt and Financing Obligations), lease obligations, purchase commitments for goods and services, and legal proceedings. There have been no material changes to the guarantees and indemnifications disclosed in Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

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

Management’s discussion and analysis of our results of operations and financial condition is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS) that is prepared using non-GAAP measures. Refer to “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definitions of Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to net income or diluted earnings per share.

Executive Summary

We delivered solid results in the third quarter of fiscal 2019 and executed well across the organization. Specifically, in the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018:

•

Net sales increased $63.4 million, or 7%, to $926.8 million. Volume increased 4%, primarily driven by growth in our Global segment. Price/mix increased 3% due to pricing actions and improved mix. Approximately two percentage points of the volume increase, and $18.5 million of the net sales increase, related to increased revenue for our customized products, for which the timing of revenue recognition changed with the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, (“new revenue standard”) at the beginning of fiscal 2019 (see Note 2, Revenue from Contracts with Customers, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, for more information).

•

Net income attributable to Lamb Weston decreased $15.4 million, or 10%, to $141.4 million. The third quarter of fiscal 2018 includes a $24 million net discrete benefit related to the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017.

•

Excluding approximately $1.7 million ($1.2 million after taxes) of costs related to the Separation and the $24.0 million of discrete benefits related to the Tax Act in the third quarter of fiscal 2018, net income attributable to Lamb Weston increased $7.4 million to $141.4 million. The increase primarily reflects growth in income from operations, which included a $4.4 million after-tax benefit related to an increase in sales of customized products, and an approximately $3 million incremental benefit from acquiring the remaining 50.01% equity interest in our joint venture, Lamb Weston BSW, LLC (the “BSW Acquisition”), partially offset by lower equity method investment earnings and higher tax expense.

•	Diluted earnings per share declined $0.11 to $0.95. The third quarter of fiscal 2018 includes a $0.16 benefit from discrete items related to the Tax Act.
•

Adjusted Diluted EPS increased $0.04 to $0.95. The increase primarily reflects growth in income from operations, which included a $0.02 benefit from the adoption of the new revenue standard, and an approximately $0.02 benefit from the BSW Acquisition, partially offset by lower equity method investment earnings and higher tax expense.

•

Adjusted EBITDA including unconsolidated joint ventures increased $15.6 million, or 7%, to $253.2 million, reflecting growth in income from operations and an approximately $4 million benefit from the BSW Acquisition, partially offset by lower equity method earnings.

•

Gross profit increased $31.1 million, or 13%, to $273.4 million, driven by favorable price/mix, volume growth and supply chain efficiency savings, as well as a $5.7 million benefit from increased revenue for customized products under the new revenue standard, partially offset by input, manufacturing, transportation and manufacturing cost inflation. Gross profit included a $4.0 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the current quarter, compared with a $1.3 million loss in the prior year.

•

Equity method investment earnings declined $12.2 million, to $14.2 million, and included a $0.9 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts compared to a $2.5 million gain in the prior year quarter. Excluding these adjustments, earnings from equity method investments declined $8.8 million, largely reflecting higher raw potato prices and lower sales volumes associated with a poor crop in Europe.

•

Net cash provided by operating activities through the first three quarters of fiscal 2019 was $444.4 million, compared with $310.2 million in the prior year period. During the first three quarters of fiscal 2019, we added $244.2 million of capital assets, paid $166.8 million for acquisitions, and returned $91.8 million of cash to stockholders in the form of dividends and share repurchases.

Demand for frozen potato products continues to grow around the world. We expect to address the increase in demand by investing in additional capacity. We began operating a new processing line in Boardman, Oregon during the third quarter of fiscal 2017 as well as a new line in Richland, Washington during the second quarter of fiscal 2018. In December 2017, we announced our plan to construct a new line in Hermiston, Oregon with a total annual production capacity of approximately 300 million pounds, and we anticipate it will be operational in the fourth quarter of fiscal 2019. During the first three quarters of fiscal 2019, we purchased the remaining interest in our Lamb Weston BSW, LLC (“Lamb Weston BSW”) joint venture and acquired a frozen potato processor in Australia, which added approximately 50 million pounds of production capacity to our manufacturing network. Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), our joint venture in Europe, recently expanded capacity at its facility at Bergen op Zoom, the Netherlands, and in June 2017, acquired the potato processing business of Oerlemans Foods, which included a potato processing facility located in Broekhuizenvorst, the Netherlands. Lamb-Weston/Meijer is also party to a joint venture that constructed a new production facility in Lipetsk, a special economic zone in south Moscow, the Russian Federation, which began operations in the third quarter of fiscal 2018.

Outlook

For the remainder of fiscal 2019, we expect the operating environment in North America and our key international markets to be generally favorable given the continued growth in volume demand and high industry manufacturing capacity utilization levels. A number of manufacturers, including Lamb Weston, have announced intentions to add production capacity, largely in Europe, North America and China, which will likely ease the industry’s near-term production constraints. In addition, compared with fiscal 2018, we are experiencing a higher rate of inflation for many of our manufacturing, commodity and other input costs, as well as for transportation and warehousing. We also expect higher selling, general and administrative costs due to investments to upgrade our information systems, including our enterprise resource planning infrastructure; investments in our sales, marketing, innovation, operations and other functional capabilities; and incremental labor and benefits and infrastructure costs associated with being a stand-alone company, including increased incentive compensation costs. While we also expect continued growth in volume demand in Europe, we anticipate that the operating environment there for the remainder of fiscal 2019 will be challenging due to a poor potato crop, due to weather conditions, in that region. In addition, we believe that significant changes, and increased uncertainty, to the current tariff and other trade barrier structures affecting exports from the United States and Europe to our key international markets could pose additional challenges to the global operating environment.

Operating Results

We have four reportable segments: Global, Foodservice, Retail, and Other. For each period presented, we report product contribution margin by segment. Product contribution margin is the primary measure reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance for the period. We define product contribution margin as net sales less cost of sales and advertising and promotion expenses. For additional information on our reportable segments and product contribution margin, see Note 17, Segments, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

On May 28, 2018, we adopted the new revenue standard, using the modified retrospective method. We recognized a $13.7 million cumulative effect of initially applying the new revenue standard as an adjustment to opening retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2, Revenue from Contracts with Customers, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, for more information. Additionally, we acquired the remaining 50.01% interest in Lamb Weston BSW and the Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018.

Thirteen Weeks Ended February 24, 2019 compared to Thirteen Weeks Ended February 25, 2018

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirteen Weeks Ended
	Net Sales			Product Contribution Margin
	February 24,	February 25,	%	February 24,	February 25,	%
	2019	2018	Inc/(Dec)	2019	2018	Inc/(Dec)
Global	$498.2	$448.7	11%	$128.8	$113.9	13%
Foodservice	265.5	253.5	5%	94.8	89.5	6%
Retail	129.0	130.2	(1%)	29.1	30.3	(4%)
Other	34.1	31.0	10%	11.8	0.9	NM
Total	$926.8	$863.4	7%	$264.5	$234.6	13%

Net Sales

Lamb Weston’s net sales for the third quarter of fiscal 2019 were $926.8 million, an increase of $63.4 million, or 7%, compared to the third quarter of fiscal 2018. Volume increased 4%, primarily driven by growth in our Global segment. Price/mix increased 3% due to pricing actions and favorable mix. Approximately two percentage points of the volume increase, and $18.5 million of the net sales increase, related to an increase in sales of customized products we manufacture to customer’s unique recipes, for which the timing of revenue recognition changed with the adoption of the new revenue standard at the beginning of this fiscal year.

Global segment net sales increased $49.5 million, or 11%, to $498.2 million, compared with $448.7 million in the third quarter of fiscal 2018. Volume increased 9%, driven by growth in sales to strategic customers in the U.S. and key international markets, as well as the benefit of limited time product offerings. Approximately four percentage points of the volume increase, and $16.6 million of the sales increase, related to an increase in the sale of customized products. Price/mix increased 2%, reflecting pricing adjustments with multi-year contracts.

Foodservice segment net sales increased $12.0 million, or 5%, to $265.5 million, compared with $253.5 million in the third quarter of fiscal 2018, and included a negative $0.2 million impact from the adoption of the new revenue standard. Price/mix increased 4%, primarily reflecting pricing actions initiated in the fall of 2018, as well as improved mix. Volume increased 1%, led by growth in branded products.

Retail segment net sales decreased $1.2 million, or 1%, to $129.0 million, compared with $130.2 million in the third quarter of fiscal 2018, and included a $0.5 million benefit from the adoption of the new revenue standard. Price/mix increased 1%, largely due to improved mix. Despite a significant increase in shipments of branded products, volume declined 2 percent, primarily due to the timing of private label product shipments in the prior year period.

Net sales in our Other segment increased $3.1 million, or 10%, to $34.1 million, compared with $31.0 million in the third quarter of fiscal 2018, and included a $1.6 million benefit from the adoption of the new revenue standard. The increase primarily reflects higher prices in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the third quarter of fiscal 2019 was $264.5 million, an increase of $29.9 million, or 13%, compared to the third quarter of fiscal 2018, and included a $7.1 million benefit related to the adoption of the new revenue standard.

Global segment product contribution margin increased $14.9 million, or 13%, to $128.8 million in the third quarter of fiscal 2019, driven by favorable price/mix and volume growth. Approximately $5 million of the segment product contribution margin increase related to an increase in customized product sales, which related to the adoption of the new revenue standard. Global segment cost of sales was $367.4 million, up 10% compared to the third quarter of fiscal 2018, due to higher sales volumes, as well as input, manufacturing and transportation cost inflation, partially offset by supply chain efficiency savings. Advertising and promotion spending increased modestly in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018.

Foodservice segment product contribution margin increased $5.3 million, or 6%, to $94.8 million in the third quarter of fiscal 2019, largely as a result of favorable price/mix. Cost of sales was $168.8 million, up 4% compared to the third quarter of fiscal 2018, primarily driven by input, manufacturing and transportation cost inflation, partially offset by supply chain efficiency savings. Advertising and promotion spending increased modestly in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018.

Retail segment product contribution margin declined $1.2 million, or 4%, to $29.1 million, due to higher costs and the effect of lower sales volumes more than offsetting the benefit of favorable price/mix. Cost of sales was $94.9 million, down 1% compared to the third quarter of fiscal 2018, as the impact of lower sales volumes of private label products more than offset input, manufacturing and transportation cost inflation. Advertising and promotion spending in the third quarter of fiscal 2019 was approximately $5 million, up 10% as compared to the third quarter of fiscal 2018, primarily in support of Grown in Idaho branded products.

Other segment product contribution margin was $11.8 million, an increase of $10.9 million as compared with $0.9 million of income in the third quarter of fiscal 2018. These amounts include a $6.6 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the third quarter of fiscal 2019, and a $0.9 million loss related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin increased $3.4 million, largely due to improved price/mix in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.5 million, or 9%, to $79.6 million in the third quarter of fiscal 2019 compared with the same period in 2018. The third quarter of fiscal 2018 included $1.7 million of expenses ($1.2 million after taxes) for costs related to the Separation. Excluding this cost, selling, general and administrative expenses increased $8.2 million, or 11%. The increase was largely driven by higher expenses related to information technology services and infrastructure, as well as investments in our sales, marketing and operating capabilities. In addition, advertising and promotional expense increased $1.1 million versus the prior year period.

Interest Expense, Net

Interest expense, net was $27.0 million for the third quarter of fiscal 2019, a decrease of $1.5 million compared with the same period in fiscal 2018. The decrease in interest expense, net was the result of lower average total debt versus the prior year quarter. For more information, see Note 9, Debt and Financing Obligations in the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Income Taxes

Income tax expense for the third quarter of fiscal 2019 and 2018 was $39.6 million and $7.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 21.9% for the third quarter of fiscal 2019 and 4.5% for the third quarter of fiscal 2018. The lower tax rate in the third quarter of fiscal 2018 is primarily attributable to the effects of the Tax Act. The third quarter of fiscal 2018 included an approximate $24 million net discrete benefit, comprised of a $38.7 million benefit from the estimated impact of remeasuring our net U.S. deferred tax liabilities on our balance sheet at a lower tax rate, partially offset by a $14.7 million transition tax on our previously untaxed foreign earnings. We are required to record the effect of changes in enacted tax laws or rates in the interim period in which the change occurs. We recorded an approximate $14 million benefit from a lower U.S. statutory tax rate, in the third quarter of fiscal 2018, on earnings reported in the first half of fiscal 2018. The effective tax rate for the third quarter of fiscal 2018, excluding the approximate $38 million of tax benefits, was 27.2%, which is higher than the 21.9% effective tax rate in the third quarter, primarily because the timing of our fiscal year-end resulted in a phased-in impact of the lower U.S. statutory tax rate, which resulted in an approximate 29% U.S. statutory rate in fiscal 2018, compared with a 21% U.S. statutory rate in fiscal 2019.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures in Europe and the U.S. and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $14.2 million and $26.4 million for the third quarter of fiscal 2019 and 2018, respectively. These amounts included a $0.9 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the current quarter, and a $2.5 million gain related to the contracts in the prior year period. Excluding these adjustments, earnings from equity method investments declined $8.8 million, largely reflecting higher raw potato prices and lower sales volumes associated with a poor crop in Europe, partially offset by solid performance by the U.S. joint venture. For more information about our joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Thirty-Nine Weeks Ended February 24, 2019 compared to Thirty-Nine Weeks Ended February 25, 2018

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirty-Nine Weeks Ended
	Net Sales			Product Contribution Margin
	February 24,	February 25,	%	February 24,	February 25,	%
	2019	2018	Inc	2019	2018	Inc
Global	$1,434.9	$1,279.5	12%	$335.6	$275.9	22%
Foodservice	843.0	805.8	5%	294.2	272.2	8%
Retail	369.1	324.2	14%	77.8	66.1	18%
Other	106.1	96.0	11%	24.0	16.0	50%
Total	$2,753.1	$2,505.5	10%	$731.6	$630.2	16%

Net Sales

Lamb Weston’s net sales for the first three quarters of fiscal 2019 were $2,753.1 million, an increase of $247.6 million, or 10%, compared to the first three quarters of fiscal 2018.

Global segment net sales increased $155.4 million, or 12%, to $1,434.9 million, compared with $1,279.5 million in the first three quarters of fiscal 2018. Price/mix increased 6%, primarily reflecting the carryover impact of pricing actions taken in the prior year, as well as improved mix. Volume increased 6%, driven by solid growth in sales to strategic customers in the U.S. and key international markets, as well as the benefit of limited time product offerings. Approximately 2 percentage points of the volume increase, and $20.3 million of the sales increase, related to an increase in the sale of customized products.

Foodservice segment net sales increased $37.2 million, or 5%, to $843.0 million, compared with $805.8 million in the first three quarters of fiscal 2018, and included a negative $1.1 million impact from the adoption of the new revenue standard. Price/mix increased 5%, primarily reflecting the carryover impact of pricing actions taken in the prior year and in the fall of 2018, as well as improved mix. Volume declined modestly due to the loss of some lower-margin volume, largely offset by growth of higher-margin products.

Retail segment net sales increased $44.9 million, or 14%, to $369.1 million, compared with $324.2 million in the first three quarters of fiscal 2018, and included a $0.8 million benefit from the adoption of the new revenue standard. Volume increased 8%, primarily driven by distribution gains of Grown in Idaho and other branded products. Price/mix increased 6%, driven by improved mix and higher prices across the branded portfolio.

Net sales in our Other segment increased $10.1 million, or 11%, to $106.1 million, compared with $96.0 million in the first three quarters of fiscal 2018. The increase primarily reflects higher prices in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the first three quarters of fiscal 2019 was $731.6 million, an increase of $101.4 million, or 16%, compared to the first three quarters of fiscal 2018.

Global segment product contribution margin increased $59.7 million, or 22%, to $335.6 million in the first three quarters of fiscal 2019, driven by favorable price/mix and volume growth. Approximately $6 million of the segment product contribution margin increase related to an increase in customized product sales with the adoption of the new revenue standard. Global segment cost of sales was $1,095.0 million, up 9% compared to the first three quarters of fiscal 2018, due to higher sales volumes; transportation, manufacturing and input cost inflation; and higher depreciation expense associated with the new Richland production line. Advertising and promotion spending increased modestly in the first three quarters of fiscal 2019 as compared to the first three quarters of fiscal 2018.

Foodservice segment product contribution margin increased $22.0 million, or 8%, to $294.2 million in the first three quarters of fiscal 2019, largely as a result of favorable price/mix. Cost of sales was $543.7 million, up 3% compared to the first three quarters of fiscal 2018, primarily driven by transportation, manufacturing and input cost inflation as well as higher depreciation expense associated with the new Richland production line. Advertising and promotion spending increased modestly in the first three quarters of fiscal 2019 as compared to the first three quarters of fiscal 2018.

Retail segment product contribution margin increased $11.7 million, or 18%, to $77.8 million, mainly due to higher price/mix and volume growth. Cost of sales was $279.4 million, up 12% compared to the first three quarters of fiscal 2018, primarily due to higher sales volumes as well as transportation, manufacturing and input cost inflation. Advertising and promotion spending was approximately $12 million, up approximately 35% in the first three quarters of fiscal 2019 as compared to the first three quarters of fiscal 2018, driven by marketing investments in support of Grown in Idaho, Alexia and other branded products.

Other segment product contribution margin was $24.0 million, an increase of $8.0 million as compared with $16.0 million of income in the first three quarters of fiscal 2018. These amounts include a $2.6 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the first three quarters of fiscal 2019, and a $2.2 million gain related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin increased $7.6 million, largely due to improved price/mix in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $32.4 million, or 16%, to $232.6 million in the first three quarters of fiscal 2019 compared with the same period in 2018. The first three quarters of fiscal 2018 included $7.9 million of expenses ($5.1 million after taxes) for costs related to the Separation. Excluding this cost, selling, general and administrative expenses increased $40.3 million, or 20%. The increase includes approximately $8 million of unfavorable foreign exchange, an approximate $5 million increase in advertising and promotional support, and an approximate $2 million increase in incentive compensation expense, primarily reflecting an increase in stock price and absolute shares outstanding, partially offset by an approximate $4 million benefit from an insurance settlement. The remainder of the increase was largely driven by higher expenses related to information technology services and infrastructure, as well as investments in our sales, marketing and operating capabilities.

Interest Expense, Net

Interest expense, net was $80.0 million for the first three quarters of fiscal 2019, a decrease of $1.1 million compared with the same period in fiscal 2018. The decrease in interest expense, net was the result of lower average total debt versus the prior year. For more information, see Note 9, Debt and Financing Obligations in the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Income Taxes

Income tax expense for the first three quarters of fiscal 2019 and 2018 was $107.9 million and $93.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.3% for the first three quarters of fiscal 2019 and 21.9% for the first three quarters of fiscal 2018. The lower tax rate for the first three quarters of fiscal 2018 was primarily attributable to the Tax Act. The first three quarters of fiscal 2018 included an approximate $24 million net discrete benefit, comprised of a $38.7 million benefit from the estimated impact of remeasuring our net U.S. deferred tax liabilities on our balance sheet at a lower tax rate, partially offset by a $14.7 million transition tax on our previously untaxed foreign earnings. Excluding the approximate $24 million of discrete items, our effective tax rate was 27.6%, which is higher than the 22.3% effective tax rate for the first three quarters of 2019, primarily because the timing of our fiscal year-end resulted in a phased-in impact of the lower U.S. tax rate, which resulted in an approximate 29% U.S. statutory rate in fiscal 2018, compared with a 21% U.S. statutory rate in fiscal 2019.

Equity Method Investment Earnings

Our share of earnings from our equity method investments was $44.3 million and $58.5 million for the first three quarters of fiscal 2019 and 2018, respectively. These amounts included a $1.2 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first three quarters of fiscal 2019, and a $3.3 million gain related to the contracts in the first three quarters of fiscal 2018. Excluding these adjustments, earnings from equity method investments decreased $12.1 million, largely reflecting higher raw potato prices and lower sales volumes associated with a poor crop in Europe, partially offset by solid performance by the U.S. joint venture. For more information about our joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

Acquisition of Remaining 50.01% Interest in Lamb Weston BSW

On November 2, 2018, we entered into a Membership Interest Purchase Agreement (the “BSW Agreement”) with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”) to acquire the remaining 50.01% interest in Lamb Weston BSW, a potato processing joint venture. We paid Ochoa approximately $65 million in cash attributable to our contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa plus $13.2 million attributable to Ochoa’s interest in expected earnings of the joint venture through our fiscal year ending May 26, 2019. We paid $50.0 million of the purchase price to Ochoa in December 2018 and the remaining $28.2 million in January 2019.

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

Prior to entering into the BSW Agreement, the value of the redeemable noncontrolling interest was recorded on our Consolidated Balance Sheet based on the value of Ochoa’s put option. In connection with the purchase of the remaining 50.01% interest in the joint venture, we recorded $10.0 million of accretion, net of tax benefits, to increase the redeemable noncontrolling interest to the amount we agreed to pay. The purchase created $8.7 million of deferred tax assets related to the step-up in tax basis of the acquired assets. We recorded both the accretion of the noncontrolling interest and the related tax benefits in “Additional distributed capital” on our Consolidated Balance Sheet and they did not impact net income. While the accretion, net of tax benefits, had no impact on net income in the Consolidated Statements of Earnings, it reduced net income available to common stockholders $10.0 million, net of tax, and both basic and diluted earnings per share $0.07, during the thirty-nine weeks ended February 24, 2019. During the thirteen weeks ended February 24, 2019, we recorded $0.5 million, or $0.01 per share of adjusted tax benefits related to the purchase.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At February 24, 2019, we had $17.2 million of cash and cash equivalents and we had $55.6 million at May 27, 2018. Additionally, we had $411.7 million of available borrowing capacity on our revolving credit facility. Currently, our primary uses of cash are for operations, capital expenditures, dividends on our common stock, acquisitions, debt service, and stock repurchases. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including dividends declared, for at least the next twelve months.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirty-Nine Weeks Ended
	February 24,	February 25,
	2019	2018	Inc (Dec)
Net cash flows provided by (used for):
Operating activities	$444.4	$310.2	$134.2
Investing activities	(333.9)	(206.8)	(127.1)
Financing activities	(147.3)	(116.4)	(30.9)
	(36.8)	(13.0)	(23.8)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	5.3	(6.9)
Net decrease in cash and cash equivalents	$(38.4)	$(7.7)	$(30.7)

Operating Activities

In the first three quarters of fiscal 2019, cash provided by operating activities increased $134.2 million to $444.4 million, compared with $310.2 million in the same period a year ago. Compared with the first three quarters of fiscal 2018, earnings from operations, adjusted for non-cash income and expense and other items, increased $137.0 million due primarily to favorable price/mix, sales volumes, and changes in deferred income taxes primarily related to additional tax bonus depreciation allowed in fiscal 2019 for U.S. additions as a result of the Tax Act. Changes in operating assets and liabilities used $2.8 million more cash in fiscal 2019 compared with fiscal 2018. The decrease in cash provided by changes in operating assets and liabilities was driven primarily by the timing of payments for income taxes and compensation and benefits. These cash outflows were partially offset by higher raw product inventories, timing of payments for accounts payable and receipt of cash for accounts receivables.

Investing Activities

Investing activities used $333.9 million of cash in the first three quarters of fiscal 2019, compared with $206.8 million in the same period in the prior year. These activities include an acquisition of a frozen potato processor in Australia for $88.6 million, net of cash acquired, in December 2018. The acquisition added approximately 50 million pounds of production capacity to our manufacturing network. Investing activities also include plant capacity expansions at our Hermiston, Oregon facility in fiscal 2019, and at our Richland, Washington facility in fiscal 2018. Cash used for capital expenditures is expected to be approximately $350 million, excluding acquisitions, for fiscal 2019.

Financing Activities

During the first three quarters of fiscal 2019, cash used for financing activities totaled $147.3 million, compared with cash used for financing activities of $116.4 million during the same period a year ago. During the first three quarters of fiscal 2019, financing activities primarily related to the payment of $84.0 million in dividends to common stockholders, $78.2 million to acquire the noncontrolling interest in Lamb Weston BSW, $57.1 million of debt repayments, primarily scheduled payments under our term loan facility, $7.8 million to repurchase shares of Lamb Weston common stock, and $6.1 million of distributions to Lamb Weston BSW. During the first three quarters of fiscal 2019, we withheld 63,336 shares from vesting equity awards to cover employee tax liabilities of $4.5 million. These payments were partially offset by $89.3 million of short-term borrowings.

During the first three quarters of fiscal 2018, financing activities primarily related to the payment of $82.2 million of dividends to common stockholders, $29.9 million of debt repayments, primarily scheduled payments under our term loan facility, 45,949 shares withheld from vesting equity awards to cover employee tax liabilities of $2.1 million, and $12.4 million of distributions to Lamb Weston BSW. These payments were offset by $9.4 million of short-term borrowings.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. For more information related to the Lamb Weston BSW joint venture see “Acquisition of Remaining 50.01% Interest in Lamb Weston BSW” in this MD&A. At February 24, 2019, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K, except for total purchase obligations which increased as of February 24, 2019, approximately 75%, to $813.7 million compared to May 25, 2018, due primarily to an operating service agreement related to the capacity expansion in Hermiston, Oregon. Our purchase obligations as of February 24, 2019 were as follows (dollars in millions):

	Payments Due by Period (a)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Purchase obligations (b)	$813.7	$17.8	$124.0	$81.6	$590.3

(a)

The table assumes amounts included in the “Less than 1 Year” column represent obligations from February 24, 2019 through the end of our fiscal year 2019 on May 26, 2019. The remaining columns correspond to our fiscal year ends.

(b)	Amount excludes purchase commitments under potato supply agreements due to uncertainty of pricing and quantity.

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 24,	February 25,	February 24,	February 25,
	2019	2018	2019	2018
Net income attributable to Lamb Weston Holdings, Inc.	$141.4	$156.8	$368.2	$316.8
Income attributable to noncontrolling interests	—	2.8	8.6	14.1
Equity method investment earnings	(14.2)	(26.4)	(44.3)	(58.5)
Interest expense, net	27.0	28.5	80.0	81.1
Income tax expense	39.6	7.5	107.9	93.1
Income from operations	193.8	169.2	520.4	446.6
Depreciation and amortization	39.2	36.4	114.0	100.7
Items impacting comparability (a)
Expenses related to the Separation	—	1.7	—	7.9
Adjusted EBITDA (b)	233.0	207.3	634.4	555.2

Unconsolidated Joint Ventures
Equity method investment earnings	14.2	26.4	44.3	58.5
Interest expense, income tax expense, and depreciation and amortization
included in equity method investment earnings	6.0	7.8	20.5	21.4
Add: EBITDA from unconsolidated joint ventures	20.2	34.2	64.8	79.9

Consolidated Joint Ventures
Income attributable to noncontrolling interests	—	(2.8)	(8.6)	(14.1)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	—	(1.1)	(1.7)	(3.1)
Subtract: EBITDA from consolidated joint ventures	—	(3.9)	(10.3)	(17.2)

Adjusted EBITDA including unconsolidated joint ventures	$253.2	$237.6	$688.9	$617.9

(a)

The thirteen weeks and twenty-six weeks ended February 25, 2018, include $1.7 million and $7.9 million, respectively, of pre-tax expenses related to the Separation. The expenses related primarily to professional fees and other employee-related costs.

(b)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 24,	February 25,	February 24,	February 25,
	2019 (a)	2018 (a)	2019 (a)	2018 (a)
As reported	$0.95	$1.06	$2.42	$2.14
Items impacting comparability:
Increase in redemption value of noncontrolling interests (b)	0.01	—	0.07	—
Expenses related to the Separation (c)	—	0.01	—	0.03
Tax Reform (d)	—	(0.16)	—	(0.16)
Transition tax adjustment (e)	(0.01)	—	(0.01)	—
Total items impacting comparability	—	(0.15)	0.06	(0.13)
Adjusted	$0.95	$0.91	$2.48	$2.01

(a)

Diluted weighted average common shares were 147.4 million and 147.1 million for the thirteen weeks ended February 24, 2019 and February 25, 2018, respectively; and 147.3 million and 146.9 million for the thirty-nine weeks ended February 24, 2019 and February 25, 2018, respectively.

(b)

The thirty-nine weeks ended February 24, 2019, included accretion, net of tax benefits, of $10.0 million, or $0.07 per share, which we recorded to increase the redeemable noncontrolling interest to the amount we paid to acquire the remaining 50.01% interest in Lamb Weston BSW. While the accretion, net of tax benefits, reduced net income available to Lamb Weston common stockholders and earnings per share, it did not impact net income in the Consolidated Statements of Earnings. Net income includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the definitive agreement to acquire the remaining interest in Lamb Weston BSW. See Note 10, Investments in Joint Ventures, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, for more information.

The thirteen weeks ended February 24, 2019, included a $0.5 million, or $0.01 per share, decrease in tax benefits related to the purchase of Lamb Weston BSW.

(c)

The thirteen and thirty-nine weeks ended February 25, 2018, include $1.7 million ($1.2 million after-tax) and $7.9 million ($5.1 million after-tax), respectively, of pre-tax expenses related to the Separation. The expenses related primarily to professional fees and other employee-related costs. Items impacting comparability are tax-effected at the marginal rate based on the applicable tax jurisdiction.

(d)

During the thirteen and thirty-nine weeks ended February 25, 2018, the Tax Act decreased income tax expense by a $24.0 million net discrete benefit, which consisted of a $38.7 million non-cash benefit from the re-measurement of the Company’s net U.S. deferred tax liabilities using the new U.S. statutory tax rate, partially offset by a $14.7 million transition tax on the Company’s previously untaxed foreign earnings.

(e)

The thirteen and thirty-nine weeks ended February 24, 2019, included a $1.0 million decrease in income tax expense related to the true-up of the transition tax on previously untaxed foreign earnings under the Tax Act.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the third quarter of fiscal 2019, except for the addition of Acquisitions during the current year.

Acquisitions

From time to time, we may enter into business combinations. We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values (fair value is determined using the income approach, cost approach and or market approach) of inventory, property, plant and equipment, identifiable intangible assets, deferred tax asset valuation allowances, and liabilities related to uncertain tax positions, among others. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. Additionally, we expense any acquisition-related costs as incurred in connection with each business combination.

Significant estimates and assumptions in estimating the fair value of brands and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could increase or decrease.

New and Recently Adopted Accounting Standards

For a list of our new and recently adopted accounting standards, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamb Weston’s operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we periodically enter into derivatives to minimize these risks, but not for trading purposes.

Based on our open commodity contract hedge positions as of February 24, 2019, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $2.8 million ($2.1 million net of income tax benefits). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At February 24, 2019, we had $1,666.0 million of fixed-rate and $706.2 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $7.2 million annually ($5.5 million net of income tax benefit).

See Note 13, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report. Additionally, for more information on our debt and financing obligations, interest rates, and debt covenants, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 24, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18, Commitments, Contingencies, Guarantees and Legal Proceedings, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of these risks and uncertainties may be found under “Part I, Item 1A. Risk Factors” in the Form 10-K. There have been no material changes to the risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made during the thirteen weeks ended February 24, 2019:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares	Value of Maximum
	of Shares (or	Price Paid	Purchased as Part of	Number of Shares that
	units)	Per Share	Publicly Announced	May Yet be Purchased
Period	Purchased (a)(b)	(or unit)	Plans or Programs	Under Plans or Programs
November 26, 2018 through December 23, 2018	75	$73.45	—	$250.0
December 24, 2018 through January 20, 2019	12,605	72.49	10,400	249.3
January 21, 2019 through February 24, 2019	99,600	70.93	99,500	242.2
Total	112,280	$71.11	109,900	$242.2

(a)

Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period and repurchased shares of our common stock under our publicly announced share repurchase program.

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

101.1

The following materials from Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) Condensed Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT
ROBERT M. MCNUTT
Senior Vice President and Chief Financial Officer

Dated this 2nd day of April, 2019.