Form 10-K
period 2019-05-26
Lamb Weston Holdings, Inc.
filed 2019-07-25
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 26, 2019

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 1-37830

LAMB WESTON HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1797411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
599 S. Rivershore Lane Eagle, Idaho	83616
(Address of principal executive offices)	(Zip Code)

(208) 938-1047

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	LW	New York Stock Exchange

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

The aggregate market value of the voting common stock of Lamb Weston Holdings, Inc. held by non-affiliates as of November 23, 2018 (the last trading day of the registrant's most recently completed second fiscal quarter) was approximately $11.9 billion based upon the closing sale price of the common stock as reported on the New York Stock Exchange on such date. As of July 15, 2019, the registrant had 146,069,033 shares of common stock, par value $1.00 per share, outstanding.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “would,” “could,” “believe,” “estimate,” “grow,” “drive,” “invest,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, capital investments, dividends, share repurchases, business outlook and prospects, and remediation of the material weakness in internal control. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; our ability to remediate the material weakness in internal control; and other risks described in our reports filed from time to time with the SEC, including those described under the heading “Item 1A. Risk Factors” in this report. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

In connection with the Separation, we entered into a separation and distribution agreement and several other agreements with Conagra, including a transition services agreement, tax matters agreement, employee matters agreement, and trademark license agreement. These agreements governed the relationship between us and Conagra following the Separation and provided for the allocation of various assets, liabilities, rights and obligations of the parties. These agreements also included arrangements for transition services provided by Conagra to Lamb Weston. For a discussion of these agreements, see the section entitled “Relationship with ConAgra After the Spinoff” in our registration statement on Form 10, as amended, as filed with the SEC on October 17, 2016 (“Form 10”), and Note 14, Related Party Transactions,

of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K. In April 2018, we concluded our transition services agreement with Conagra.

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

Segments

We have four reportable segments: Global, Foodservice, Retail, and Other. For segment financial information see Note 15, Segments, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

Global

Our Global segment includes branded and private label frozen potato products sold in North America and international markets. This segment includes the top 100 North American based restaurant chains and international customers comprised of global and regional restaurant chains, foodservice distributors, and retailers. We have included non-U.S. and non-Canadian retail and foodservice customers in the Global segment due to efficiencies associated with coordinating sales to all customer types within specific markets, as well as due to these customers’ smaller scale and dependence on local economic conditions. The Global segment’s product portfolio includes frozen potatoes, sweet potatoes, and appetizers sold under the Lamb Weston brand, as well as many customer labels.

Foodservice

Our Foodservice segment includes branded and private label frozen potato products sold throughout the United States and Canada. The Foodservice segment’s primary products are frozen potatoes, sweet potatoes, commercial ingredients, and appetizers sold under the Lamb Weston brand, as well as many customer labels. Our products are sold primarily to commercial distributors, restaurant chains outside the top 100 North American based restaurant chains, and non-commercial channels.

Retail

Our Retail segment includes consumer facing retail branded and private label frozen potato products sold primarily to grocery, mass merchants, club, and specialty retailers. The Retail segment’s primary products are frozen potatoes and sweet potato items sold under our owned or licensed brands, including Grown in Idaho and Alexia, other licensed equities comprised of brand names of major North American restaurant chains, and the retailers’ own brands.

Other

The Other reporting segment primarily includes our vegetable and dairy businesses.

Joint Venture Relationships

We conduct business through two unconsolidated joint ventures and include our share of the earnings of these affiliates as equity method investment earnings in our combined and consolidated financial statements based on our economic ownership interest in each of these joint ventures. These two joint ventures produce and market value-added frozen potato products for our customers:

•

We hold a fifty percent ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V. Lamb-Weston/Meijer, which is headquartered in the Netherlands, manufactures and sells frozen potato products principally in Europe.

•

We hold a fifty percent ownership interest in Lamb-Weston/RDO Frozen (“Lamb-Weston/RDO”), a potato processing venture with RDO Frozen Co. We provide all sales and marketing services to Lamb-Weston/RDO and receive a fee for these services based on a percentage of the net sales of the venture.

On November 2, 2018, we entered into a Membership Interest Purchase Agreement (the “BSW Agreement”) with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”) to acquire the remaining 50.01% interest in Lamb Weston BSW, LLC, a potato processing joint venture (“Lamb Weston BSW”). Prior to entering into the BSW Agreement, we were the primary beneficiary of Lamb Weston BSW, a variable interest entity, and accordingly, we consolidated the financial statements of Lamb Weston BSW and deducted 50.01% of the operating results of the noncontrolling interests to arrive at “Net income attributable to Lamb Weston Holdings, Inc.” on our Combined and Consolidated Statement of Earnings. Our Combined and Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. For more information, see Note 7, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Our largest customer, McDonald’s Corporation, accounted for approximately 10% of our consolidated net sales in fiscal 2019 and 11% of our consolidated net sales in both fiscal 2018 and 2017. No other customer accounted for more than 10% of our fiscal 2019, 2018, or 2017 consolidated net sales. Accounts receivable from one customer accounted for 12% of our consolidated accounts receivable at May 27, 2018. No customer accounted for more than 10% of our consolidated accounts receivable as of May 26, 2019.

Research and Development

We leverage our research and development resources for both growth and efficiency initiatives. We seek to drive growth through innovation by creating new products, enhancing the quality of existing products, and participating in joint menu planning exercises with our customers. We also emphasize sustainability in our research and development activities and continue to drive processing innovations aimed at reducing waste and water usage and improving food safety. Research and development expenses were $15.4 million, $13.5 million, and $10.6 million in fiscal 2019, 2018, and 2017, respectively.

Trademarks, Licenses and Patents

Our trademarks are material to our business and are protected by registration or other means in the United States and most other geographic markets where the related food items are sold. Depending on the country, trademarks generally remain valid for as long as they are in use and their registrations are maintained. Trademark registrations generally are for renewable, fixed terms. Our significant trademarks include: Lamb Weston, Lamb’s Supreme, Lamb Weston Seeing Possibilities in Potatoes (and design), Lamb’s Seasoned, LW Private Reserve, Stealth Fries, and Sweet Things. We also sell certain products, such as Grown in Idaho and Alexia, which we license from third parties.

We own numerous patents worldwide. We consider our portfolio of patents, patent applications, patent licenses, proprietary trade secrets, technology, know-how processes, and related intellectual property rights to be material to our operations. Patents, issued or applied for, cover inventions, including packaging, manufacturing processes, equipment, formulations, and designs. Our issued patents extend for varying periods according to the date of the patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. While we consider our patent portfolio to be material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business.

Raw Materials and Packaging

Our primary raw materials are potatoes, edible oils, and packaging. We source a significant amount of our raw potatoes under both strategic, long-term grower relationships and shorter-term annual contracts. In the United States, most of the potato crop used in our products is grown in Washington, Idaho, and Oregon. For Lamb-Weston/Meijer, European growing regions for the necessary potatoes are concentrated in the Netherlands, Austria, Belgium, Germany, France, and the United Kingdom. We also have growing regions in China and Australia. We believe that the grower networks to which we have access provide a sufficient source of raw potato inputs year-to-year. We source edible oils through strategic relationships with key suppliers, and we source energy and packaging materials through multiple suppliers under a variety of agreement types.

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

Manufacturing

We operate 17 manufacturing facilities for our products. See "Item 2. Properties" for more information about our manufacturing facilities.

In addition to our own manufacturing facilities, we source a portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively.

International Operations

At May 26, 2019, we had operations in twelve countries, with manufacturing and processing facilities in four countries. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $742.7 million, $665.8 million, and $663.5 million in fiscal 2019, 2018, and 2017, respectively. Our long-lived assets located outside of the United States are not significant. See Note 15, Segments, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our U.S. and non-U.S. operations. Also see “Item 2. Properties,” for more information on our manufacturing and other facilities. For a discussion of risks related to our operations outside the United States, see “Item 1A. Risk Factors” of this Form 10-K.

Backlog

We manufacture primarily to fill customer orders from finished goods inventories. While at any given time there may be some backlog of orders due to the seasonal nature of our manufacturing activities and associated inventory, such backlog is not material in respect to annual net sales, and the changes of backlog orders from time to time are not significant.

Competition

The value-added frozen potato products industry in North America, Europe and other international markets is highly competitive. Competitors include large North American and European frozen potato product companies that compete globally, as well as local and regional companies. Significant competitors include McCain Foods Limited, J.R. Simplot Company, Cavendish Farms Corporation, The Kraft Heinz Company, Clarebout Potatoes NV, Aviko B.V., Agristo NV, Farm Frites International B.V. and Mydibel S.A. Some of our competitors are larger and have substantially more financial, sales and marketing, and other resources. We compete with producers of similar products on the basis of, among other things, customer service, value, product innovation, product quality, brand recognition and loyalty, price, and the ability to identify and satisfy customer preferences. The markets in which we operate are expected to remain highly competitive for the foreseeable future. See also “Item 1A. Risk Factors – Increased competition may result in reduced sales or profits” of this Form 10-K.

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

Employees

As of June 30, 2019, we had approximately 7,600 employees, excluding our joint ventures. Approximately 700 of these employees work outside of the United States. Approximately 32% of our hourly employees are parties to collective bargaining agreements on terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times throughout the next several years. Approximately 32% expire in fiscal 2020. As these agreements expire, we believe they will be renegotiated on terms satisfactory to us.

Information About Our Executive Officers

The following are our executive officers as of July 15, 2019:

Name	Title	Age
Thomas P. Werner	Director, President and Chief Executive Officer	53
Robert M. McNutt	Senior Vice President and Chief Financial Officer	59
Micheline C. Carter	Senior Vice President and Chief Human Resources Officer	53
Richard A. Martin	Senior Vice President and Chief Supply Chain Officer	62
Sharon L. Miller	Senior Vice President and General Manager, Global Business Unit	53
Michael J. Smith	Senior Vice President and General Manager of Foodservice, Retail, Marketing and Innovation	42
Eryk J. Spytek	Senior Vice President, General Counsel and Corporate Secretary	51

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

Micheline C. Carter has served as our Senior Vice President and Chief Human Resources Officer since November 2016. Ms. Carter joined Lamb Weston in September 2016. From July 2012 until September 2016, she served in a variety of roles with The Kraft Heinz Company, a food and beverage company, including as Head of U.S. People and Performance and Global Corporate Functions from November 2015 to September 2016, Vice President of Human Resources, Global Corporate Functions from August 2015 until October 2015, Vice President of Human Resources, Cheese & Dairy from January 2015 until July 2015, and Senior Director Human Resources & Global Exports from July 2012 until January 2015. Before joining The Kraft Heinz Company, Ms. Carter served from February 2011 until July 2012 as Senior Director Human Resources, Solar Energy & Solar Materials with MEMC Electronic Materials, Inc. (now known as SunEdison, Inc.), a supplier of silicon wafers to semiconductor and photovoltaic cell companies. Before that, Ms. Carter served in a variety of roles with J. C. Penney Company, Inc., an apparel and home furnishings retailer, Yum! Brands, Inc., an operator of quick service companies, and Texas Instruments Incorporated, a semiconductor design and manufacturing company.

Richard A. Martin has served as our Senior Vice President and Chief Supply Chain Officer since September 2016. Mr. Martin joined Conagra as a Manufacturing Manager in 1994, and from 1997 to 2003, he served as Plant Manager of several of our facilities. Mr. Martin also served as Director of Operations from 2003 to 2005, Vice President, Manufacturing from 2005 to 2011, and Vice President, Global Operations from 2011 until 2016. Before joining Lamb Weston, Mr. Martin spent 15 years at General Foods Corporation and Kraft Foods Inc., food and beverage companies, in a variety of engineering and manufacturing positions. On April 18, 2019, Mr. Martin notified us of his decision to retire. Mr. Martin will remain in his current position until his successor is appointed to ensure a smooth transition.

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

Michael J. Smith has served as our Senior Vice President and General Manager of Foodservice, Retail, Marketing and Innovation since April 2018. Prior to that, he served as Senior Vice President, Growth and Strategy beginning in September 2016. Mr. Smith also served as Vice President and General Manager of Lamb Weston Retail from May 2011 to September 2016, Vice President and General Manager of Conagra’s Private Brands from March 2014 to February 2016, and Vice President of Global Marketing of Lamb Weston from July 2012 to March 2014. Prior to joining Conagra in 2007, Mr. Smith held various brand management roles at Dean Foods Company, a food and beverage company, and its WhiteWave division from May 2003 until December 2007.

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

We conduct a substantial and growing amount of business with customers located outside the United States, including through our joint ventures. During each of fiscal 2019, 2018 and 2017, net sales outside the United States, primarily in Canada, Japan, China, Korea, Mexico, and Taiwan, accounted for approximately 20% of our net sales. These amounts do not include any impact of unconsolidated net sales associated with our joint ventures, which are also subject to risks associated with international operations.

Many factors relating to our international sales and operations, many of which factors are outside of our control, could have a material adverse impact on our business, financial condition, and results of operations, including:

•

foreign exchange rates, foreign currency exchange and transfer restrictions, which may unpredictably and adversely impact our combined operating results, asset and liability balances, and cash flow in our consolidated financial statements, even if their value has not changed in their original currency;

•	our consolidated financial statements are presented in U.S. dollars, and we must translate the assets, liabilities, revenue and expenses into U.S. dollars for external reporting purposes;

•

changes in trade, monetary and fiscal policies of the United States and foreign governments, including modification or termination of existing trade agreements (e.g., the North American Free Trade Agreement) or treaties, creation of new trade agreements or treaties (e.g. the United States–Mexico–Canada Agreement), trade regulations, and increased or new tariffs, quotas, import or export licensing requirements, and other trade barriers imposed by governments. In particular, changes in U.S. trade programs and trade relations with other countries, including the imposition of trade protection measures by foreign countries in favor of their local producers of competing products, such as governmental subsidies, tax benefits, and other measures giving local producers a competitive advantage over Lamb Weston, may adversely affect our business and results of operations in those countries;

•	negative economic developments in economies around the world and the instability of governments, including the threat of wars, terrorist attacks, epidemics or civil unrest;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers;

•	earthquakes, tsunamis, droughts, floods or other major disasters that may limit the supply of raw materials that are purchased abroad for use in our international operations or domestically;

•	increased costs, disruptions in shipping or reduced availability of freight transportation and warehousing;

•	differing labor standards in the international markets in which we operate;

•	differing levels of protection of intellectual property across the international markets in which we operate;

•	difficulties and costs associated with complying with U.S. laws and regulations applicable to entities with overseas operations, including the Foreign Corrupt Practices Act;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying regulatory, tax, judicial and administrative practices in the international markets in which we operate;

•	difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations; and

•	potentially burdensome taxation.

Any of these factors could have an adverse effect on our business, financial condition, and results of operations.

Disruption of our access to export mechanisms could have an adverse impact on our business, financial condition, and results of operations.

To serve our customers globally, we rely in part on our international joint venture partnerships, but also on exports from the United States. During fiscal 2019, 2018, and 2017, export sales from the United States accounted for approximately 16%, 17% and 19%, respectively, of our total net sales. Circumstances beyond our control, such as a labor dispute at a port, could prevent us from exporting our products in sufficient quantities to meet customer opportunities. We have access to production overseas through our facilities in Australia, Canada and China and a joint venture in Europe, but we may be unsuccessful in mitigating any future disruption to export mechanisms. If this occurs, we may be unable to adequately supply all of our customer opportunities, which could adversely affect our business, financial condition, and results of operations.

Our substantial debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.

We incurred substantial indebtedness in connection with the Separation. As of May 26, 2019, we had $2,318.2 million of long-term debt, including current portion, recorded on our Consolidated Balance Sheet. We have the ability under our existing revolving credit facility to incur additional substantial debt. Our level of debt could have important consequences. For example, it could:

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

The credit agreements governing our term loans and revolving credit facility and the indentures governing our senior notes contain covenants that, among other things, limit our ability to:

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

Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in a downgrade to our credit ratings. A downgrade in our credit ratings could limit our access to capital and increase our borrowing costs. Further, under the terms of the tax matters agreement we entered into with Conagra at the Separation, we may not retire, repurchase, or significantly modify our senior notes during the five-year period following the spinoff.

Our business relies on a potato crop that has a concentrated growing region.

Ideal growing conditions for the potatoes necessary for our value-added products (e.g., french fries) are concentrated in a few geographic regions globally. In the United States, most of the potato crop used in value-added products is grown in Washington, Idaho, and Oregon. European growing regions for the necessary potatoes are concentrated in the Netherlands, Austria, Belgium, Germany, France, and the United Kingdom. Recent agronomic developments have opened new growing regions, but the capital-intensive nature of our industry’s production processes has kept production highly concentrated in the historical growing regions. Unfavorable crop conditions in any one region, such as the drought in Europe during our fiscal year 2019, could lead to significant demand on the other regions for production. Our inability to mitigate any such conditions by leveraging our production capabilities in other regions could negatively impact our ability to meet customer opportunities and could decrease our profitability.

Our business is affected by potato crop performance.

Our primary input is potatoes and every year, we must procure potatoes that meet the quality standards for processing into value-added products. Environmental and climate conditions, such as soil quality, moisture, and temperature, affect the quality of the potato crop on a year-to-year basis. As a result, we source potatoes from specific regions of the United States and specific countries abroad, including Australia, Austria, Belgium, France, Germany, the Netherlands, the United Kingdom, Canada, and China, where we believe the optimal potato growing conditions exist. However, severe weather conditions during the planting and growing season in these regions can significantly affect potato crop performance, such as the drought in Europe during our fiscal year 2019. Potatoes are also susceptible to pest diseases and insects that can cause crop failure, decreased yields, and negatively affect the physical appearance of the potatoes. We have deep experience in agronomy and actively work to monitor the potato crop. However, if a weather or pest-related event occurs in a particular crop year, and our agronomic programs are insufficient to mitigate the impacts thereof, we may have insufficient potatoes to meet our customer opportunities, and our competitiveness and profitability could decrease. Alternatively, overly favorable growing conditions can lead to high per acre yields and over-supply. An increased supply of potatoes could lead to overproduction of finished goods or destruction of unused potatoes at a loss.

Increases in commodity and other input costs may have a negative impact on profits.

A significant portion of our cost of goods comes from commodities such as oil and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, external conditions such as weather and changes in governmental agricultural and energy policies and regulations. In addition, we also incur expenses in connection with the transportation and delivery of our products. Commodity price increases or constraints in the supply or availability of key commodities, including necessary services such as transportation and warehousing, may increase our operating costs. We may not be able to increase our product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume and decreased profitability. There is currently no active derivatives market for potatoes in the United States. Although we have experience in hedging against commodity price increases, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. As a result, the risk management procedures that we use may not always work as we intend.

If we do not achieve the appropriate cost structure in the highly competitive value-added frozen potato product category, our profitability could decrease.

Our future success and earnings growth depend in part on our ability to maintain the appropriate cost structure and operate efficiently in the highly competitive value-added frozen potato product category. We continue to implement profit-enhancing initiatives that improve the efficiency of our supply chain and general and administrative functions. These initiatives are focused on cost-saving opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative functions. However, gaining additional efficiencies may become more difficult over time. Our failure to reduce costs through productivity gains or the elimination of redundant costs could adversely affect our profitability and weaken our competitive position.

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

We maintain a diverse customer base across our four reporting segments. Customers include global, national and regional quick serve and fast casual restaurants as well as small, independently operated restaurants, multinational, broadline foodservice distributors, as well as regional foodservice distributors, and major food retailers. Some of these customers independently represent a meaningful portion of our sales. While we contract annually or biannually with many of our foodservice customers, loss of a significant customer could materially impact the business. In addition, shelf space at food retailers is not guaranteed. Our largest customer, McDonald’s Corporation, accounted for approximately 10% of our consolidated net sales in fiscal 2019, and 11% of our consolidated net sales in both 2018 and 2017. There can be no assurance that our customers will continue to purchase our products in the same quantities or on the same terms as in the past. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our business, financial condition, and results of operations.

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

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Despite careful security and controls design, implementation, updating and independent third-party verification, our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, invasions, disruptions, or shutdowns due to any number of causes such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, hackers, employee error or malfeasance, and other causes. Increased cybersecurity threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business, financial condition and results of operations.

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

We intend to replace our information technology infrastructure, and plan to implement a new enterprise resource planning system. Problems with the transition, design, or implementation of this upgrade could interfere with our business and operations and adversely affect our financial condition.

We are currently in the process of replacing our information technology infrastructure with a new enterprise resource planning (“ERP”) system, which we expect to implement during fiscal 2021. We may experience difficulties as we transition to new upgraded systems and processes. These difficulties may include loss of data; difficulty in processing customer orders, shipping products, or providing services and support to our customers; difficulty in billing and tracking our orders; difficulty in completing financial reporting and filing reports with the SEC in a timely manner; or challenges in otherwise running our business. We may also experience decreases in productivity as our personnel implement and become familiar with new systems and processes. Any disruptions, delays, or deficiencies in the transition, design, and implementation of a new ERP system, particularly any disruptions, delays, or deficiencies that impact our operations, could have a material adverse effect on our business, financial condition, and results of operations. Even if we do not encounter adverse effects, the transition, design, and implementation of a new ERP system, may be much more costly than we anticipated.

We identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could materially and adversely affect our business, financial condition and results of operations.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in “Part II, Item 9A. Controls and Procedures” of this Form 10-K, when assessing the effectiveness of internal control over financial reporting as of May 26, 2019, management identified a material weakness in an internal control over the timely termination of temporary access to an information technology system that supports our financial reporting processes that was granted to certain authorized members of our application support team. As a result, we concluded that our internal control over financial reporting was not effective as of May 26, 2019. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weakness prior to the end of fiscal 2020. If we are unable to remediate the material weakness or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected.

If we were unable to prepare our future financial statements in conformity with U.S. GAAP as required, such circumstances would expose us to potential events of default (if not cured or waived) under the financial and operating covenants contained in our various debt instruments and cause us to seek any necessary consents, waivers or amendments from our lenders. Under such circumstances, we would face the risk that we may not be able to obtain any such consents, waivers or amendments, that the terms of any such consents, waivers or amendments might be less favorable than the current terms of our indebtedness or we may not be able to refinance our existing indebtedness to enable us to repay that indebtedness when it becomes due. Also, if we were unable to prepare our future financial statements in conformity with U.S. GAAP as required, it could result in damage to our reputation or lead to regulatory proceedings or private litigation, any or all of which could result in additional business disruptions and the Company incurring potentially substantial costs, and our stock price could be adversely impacted.

Accordingly, if we are unable to remediate the material weakness in the future or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, such events could materially and adversely affect our business, financial condition and results of operations.

There are inherent limitations on the effectiveness of our controls.

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met, as noted in our material weakness described above. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. If our controls become inadequate, we could fail to meet our financial reporting obligations, our reputation may be adversely affected, our business, financial condition, and results of operations could be adversely affected, and the market price of our stock could decline.

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

Volatility in financial markets and deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:

•	decreased demand in the restaurant business, particularly quick service and other casual dining, which may adversely affect our business;

•	volatility in commodity and other input costs could substantially impact our results of operations;

•	volatility in the financial markets or interest rates could substantially impact our pension costs and required pension contributions;

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

As of May 26, 2019, we had goodwill of $205.9 million and other intangibles of $37.6 million. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of brands, trademarks, licensing agreements, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer, and could result in the incurrence of impairment charges and negatively impact our net worth.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Eagle, Idaho and at May 26, 2019, we own and lease operating plants, office and support facilities, and farms in the following locations:

Location	Type of Facility and Number	Owned/ Leased

Domestic:
American Falls, ID	Plant/Cold Storage	Owned (1)
Bentonville, AR	Office/Support Facility	Leased (1)
Boardman, OR	Plant (2), Plant/Cold Storage	Owned (3)
Boise, ID	Office/Support Facility (2)	Leased (2)
Connell, WA	Plant, Cold Storage	Owned (1), Leased (1)
Delhi, LA	Plant/Cold Storage, Farm	Owned (1), Leased (1)
Eagle, ID	Office/Support Facility (2)	Leased (2)
Hermiston, OR	Plant	Owned (1)
Kennewick, WA	Office/Support Facility (7)	Owned (1), Leased (6)
Naperville, IL	Office/Support Facility	Leased (1)
Pasco, WA	Plant (2)	Owned (2)
Paterson, WA	Plant, Farm (4)	Owned (2), Leased (3)
Quincy, WA	Plant	Owned (1)
Richland, WA	Plant, Office/Support Facility (2)	Owned (3)
Twin Falls, ID	Plant	Owned (1)
Warden, WA	Plant	Owned (1)

International:
Beijing, China	Office/Support Facility	Leased (1)
Hallam, Australia	Plant	Leased (1)
Mexico City, Mexico	Office/Support Facility	Leased (1)
Shangdu, China	Plant, Farm	Owned (1), Leased (1)
Shanghai, China	Office/Support Facility	Leased (1)
Singapore	Office/Support Facility	Leased (1)
Taber, Canada	Plant/Cold Storage	Owned (1)
Tokyo, Japan	Office/Support Facility	Leased (1)

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

Our manufacturing assets are shared across all reporting segments. Therefore, we do not identify or allocate assets by operating segment. For more information, see Note 15, Segments, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

In addition to the facilities noted above, our joint ventures own or lease warehouses, plants and distribution facilities in Canada, China, the Netherlands, the United Kingdom, Austria, Russia, and the United States. In July 2019, we acquired another frozen potato processor in Australia, with a leased plant that adds approximately 70 million pounds of production capacity to our manufacturing network.

ITEM 3. LEGAL PROCEEDINGS

For information regarding our legal proceedings, see Note 16, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the ticker symbol “LW.” At July 15, 2019, there were 12,863 holders of record of our common stock. The majority of holders of Lamb Weston common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Purchases of Equity Securities by the Issuer

The following table presents information related to repurchases of our common stock during the periods presented below (dollars in millions, except per share data):

			Total Number of	Approximate Dollar
	Total Number	Average	Shares (or Units)	Value of Maximum
	of Shares (or	Price Paid	Purchased as Part of	Number of Shares that
	Units)	Per Share	Publicly Announced	May Yet be Purchased
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	Under Plans or Programs (b)
February 25, 2019 through March 24, 2019	171	$69.24	—	$242.2
March 25, 2019 through April 21, 2019	—	$—	80,486	$234.6
April 22, 2019 through May 26, 2019	—	$—	268,363	$218.2
Total	171

(a)

171 shares were acquired from employees from share withholdings to pay income taxes in connection with the vesting of equity awards under our equity incentive plan. In our combined and consolidated financial statements, we treat shares of common stock withheld for tax purposes on behalf of our employees as common stock repurchases because they reduce the number of shares that would have been issued upon vesting.

(b)

348,849 shares were purchased under our share repurchase program, which was approved by the Board of Directors in December 2018. Under this program, which does not have an expiration date, we are authorized to repurchase shares of our common stock, in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations.

Performance Graph

The following graph and table compare the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, S&P 400 Midcap Index, and the S&P Packaged Food Index, which we consider to be our peer group. This graph and table cover the period from November 10, 2016 (the first day our common stock began trading on NYSE) through May 24, 2019 (the last trading day of our fiscal year). The graph and table assume that $100 was invested in our common stock, the S&P 500 Index, the S&P 400 Midcap Index, and the S&P Packaged Food Index on November 10, 2016, and that all dividends were reinvested.  The cumulative total return shown below are based on the last trading day in Lamb Weston’s fiscal year.

Comparison of Cumulative Total Return since November 10, 2016
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
11/10/2016
5/26/2017
5/25/2018
5//24/2019
Lamb Weston
S&P 500 Index
S&P 400 Midcap Index
S&P 400 Packaged Foods Index

	November 10,	May 26,	May 25,	May 24,
	2016	2017	2018	2019
Lamb Weston	$100	$152	$221	$212
S&P 500 Index (a)	$100	$113	$129	$137
S&P 400 Midcap Index	$100	$112	$129	$125
S&P Packaged Food Index	$100	$111	$110	$138

(a)

On December 3, 2018 we (NYSE:LW) were added to the S&P 500. Beginning in fiscal 2020, the S&P 400 Midcap Index will be excluded from this performance graph and table, and our cumulative total return will be compared only against the S&P 500 Index and the S&P Packaged Food Index.

The above performance graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the provisions of Section 18, of the Securities Exchange Act of 1934, as amended.

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

For the Fiscal Years Ended May	2019	2018	2017	2016	2015
Statement of Earnings Data:
Net sales	$3,756.5	$3,423.7	$3,168.0	$2,993.8	$2,925.0
Income from operations (a)	668.4	580.1	518.3	373.3	381.4
Income before income taxes and equity method earnings (a)	561.3	471.3	457.1	367.4	375.3
Equity method investment earnings	59.5	83.6	53.3	71.7	42.7
Income tax expense (b)	133.6	121.2	170.2	144.5	140.4
Net income attributable to Lamb Weston Holdings, Inc. (a) (b)	478.6	416.8	326.9	285.3	268.3
Earnings per share (a) (b) (c)
Basic	3.19	2.83	2.22	1.92	1.83
Diluted	3.18	2.82	2.22	1.92	1.83
Dividends declared per common share	0.78250	0.75750	0.3750	N/A	N/A
Balance Sheet Data:
Total assets	3,048.1	2,752.6	2,485.6	2,158.3	2,055.9
Long-term debt, excluding current portion	2,280.2	2,336.7	2,365.0	104.6	86.5
Non-GAAP Financial Information: (d)
EBITDA including unconsolidated joint ventures	904.3	811.7	683.7	546.2	525.4
Adjusted EBITDA including unconsolidated joint ventures	904.3	820.4	707.1	593.4	526.1

(a)

Includes comparability items that are not considered part of our ongoing operations. For more information on these costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

(b)

In fiscal 2019, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) decreased income tax expense and increased net income $27.2 million, or $0.19 per share, including a $24.8 million, or $0.17 per share, tax benefit related to a lower U.S. corporate tax rate and a $2.4 million, or $0.02 per share, benefit from the true-up of the transition tax on previously untaxed foreign earnings. Since our fiscal year end is the last Sunday in May, in fiscal 2018, we phased in the impact of the lower U.S. corporate income tax rate, resulting in a U.S. corporate tax rate of 29.3%, compared with 21% in fiscal 2019.

In fiscal 2018, the Tax Act decreased income tax expense and increased net income by $64.7 million, or $0.44, including a $36.3 million, or $0.25 per share, tax benefit related to a lower U.S. corporate tax rate and a provisional $28.4 million, or $0.19 per share, benefit from the re-measurement of our net U.S. deferred tax liabilities using the new U.S. statutory tax rate, partially offset by a transition tax on previously untaxed foreign earnings.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our combined and consolidated financial statements and related notes in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Results for the fiscal year ended May 26, 2019 are not necessarily indicative of results that may be attained in the future.

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

On November 9, 2016, we separated from Conagra and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of our outstanding common stock to Conagra stockholders. In connection with the Separation, Conagra transferred substantially all of the assets and liabilities and operations of the Lamb Weston business to us. The fiscal 2017 combined financial statements included in this Form 10-K were prepared on a stand-alone basis and were derived from Conagra’s consolidated financial statements and accounting records and reflect our results of operations, comprehensive income and cash flows as our business was operated as part of Conagra prior to the Separation and includes allocations for a portion of Conagra’s shared corporate general and administrative expenses. The fiscal 2017 financial information that includes periods prior to the Separation may not be indicative of what our results of operations and cash flows would have been as a separate stand-alone public company during all of fiscal 2017, nor are they indicative of what our results of operations and cash flows may be in the future.

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

Executive Summary

We delivered strong financial results in fiscal 2019, reflecting the favorable operating environment and our focus on delivering our strategic and operational objectives. Specifically, in fiscal 2019, compared with fiscal 2018:

•

Net sales increased $332.8 million, or 10%, to $3,756.5 million. Volume increased 5%, primarily driven by growth in our Global segment. Price/mix increased 5% due to pricing actions and favorable product and customer mix.

•

Net income attributable to Lamb Weston increased $61.8 million, or 15%, to $478.6 million. The increase largely reflects growth in income from operations, a lower tax rate attributable to the Tax Act, and an approximate $6 million incremental benefit from acquiring the remaining 50.01% equity interest in our joint venture, Lamb Weston BSW, LLC (the “BSW Acquisition”), partially offset by lower equity method investment earnings.

•

Excluding a $2.4 million decrease in income tax expense related to the true-up of the transition tax on previously untaxed foreign earnings under the Tax Act in fiscal 2019, $28.4 million of income tax benefits from the Tax Act, and $8.7 million ($5.7 million after taxes) of costs related to the Separation in fiscal year 2018, net income attributable to Lamb Weston increased $82.1 million to $476.2 million. The increase primarily reflects growth in income from operations, a $24.8 million benefit from a lower U.S. corporate tax rate, and an approximate $6 million incremental benefit from the BSW Acquisition, partially offset by lower equity method investment earnings.

•

Diluted earnings per share increased $0.36, or 13%, to $3.18. The increase largely reflects growth in income from operations, partially offset by lower equity method investment earnings and an approximate $0.02 net decrease related to the BSW Acquisition. Fiscal 2019 included a $0.17 incremental tax benefit related to a lower tax rate that was offset by a $0.17 decrease in tax benefit comparability items related to the Tax Act.

•

Adjusted Diluted EPS increased $0.56, or 21%, to $3.22. The increase was driven by growth in income from operations, a $0.17 incremental benefit related to a lower tax rate, and an approximate $0.05 benefit from the BSW Acquisition, partially offset by lower equity method investment earnings.

•

Adjusted EBITDA including unconsolidated joint ventures increased $83.9 million, or 10%, to $904.3 million, reflecting growth in income from operations, partially offset by lower equity method investment earnings.

•

Gross profit increased $124.0 million, or 14%, to $1,003.5 million, due to favorable price/mix, volume and supply chain efficiency savings. The increase was partially offset by transportation, warehousing, input and manufacturing cost inflation, as well as higher depreciation expense primarily associated with our french fry production line in Richland, Washington, that became operational in the second quarter of fiscal 2018. Gross profit included a $10.8 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the current year, compared with a nominal gain related to these items in the prior year.

•

Equity method investment earnings decreased $24.1 million to $59.5 million, and included a $2.6 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in fiscal 2019 and a nominal unrealized loss related to these items in fiscal 2018. Excluding these adjustments, earnings from equity method investments declined $21.6 million compared to fiscal 2018, largely reflecting higher raw potato prices and lower sales volumes associated with a poor crop in Europe.

•

Net cash provided by operating activities for fiscal 2019 increased $199.7 million, or 42%, to $680.9 million, primarily driven by earnings growth. During fiscal 2019, we added $334.2 million of capital assets, paid $166.8 million for the acquisition of a business and the remaining interest in Lamb Weston BSW, and returned $145.1 million of cash to stockholders in the form of dividends and share repurchases.

•

The Global segment’s net sales increased $217.3 million, or 12%, to $1,961.5 million, with volume up 7% and price/mix up 5%, compared with fiscal 2018. Global segment product contribution margin increased $70.6 million, or 19%, to $446.3 million.

•

The Foodservice segment’s net sales increased $57.0 million, or 5%, to $1,156.1 million, with price/mix up 5% and volume declining nominally. Foodservice segment product contribution margin increased $36.5 million, or 10%, to $402.4 million.

•

The Retail segment’s net sales increased $49.1 million, or 11%, to $498.3 million, with volume up 7% and price/mix up 4%. Retail segment product contribution margin increased $11.5 million, or 13%, to $98.8 million.

•

The Other segment’s net sales increased $9.4 million, or 7%, to $140.6 million, with price/mix up 5% and volume up 2%. Other segment product contribution margin increased $4.6 million, or 24%, to $23.6 million.

Demand for frozen potato products continues to grow around the world. We expect to address the increase in demand by investing in additional capacity. We began operating a new processing line in Boardman, Oregon during the third quarter of fiscal 2017 as well as a new line in Richland, Washington during the second quarter of fiscal 2018. In addition, our new line in Hermiston, Oregon with a total annual production capacity of approximately 300 million pounds, became operational in May 2019. During the third quarter of fiscal 2019, we purchased the remaining interest in our Lamb Weston BSW joint venture, and acquired a frozen potato processor in Australia, which added approximately 50 million pounds of production capacity to our manufacturing network. In July 2019, we acquired another frozen potato processor in Australia, which added approximately 70 million pounds of production capacity to our manufacturing network. Lamb-Weston/Meijer, our joint venture in Europe, recently expanded capacity at its facility at Bergen op Zoom, the Netherlands, and in June 2017, acquired the potato processing business of Oerlemans Foods, which included a potato processing facility located in Broekhuizenvorst, the Netherlands. Lamb-Weston/Meijer is also party to a joint venture that constructed a new production facility in Lipetsk, a special economic zone in south Moscow, the Russian Federation, which began operations in the third quarter of fiscal 2018.

Markets

We operate in the global value-added frozen potato products industry, with the majority of our sales derived from products sold to customers in North America, and the remainder sold to customers primarily in Asia, Europe, Latin America, Oceania and the Middle East.

In general, demand for frozen potato products grew steadily in fiscal 2019. In North America, volume demand growth was driven by quick service restaurant chains (“QSRs”), as well as in retail channels. Outside North America, demand growth was driven by increased access to consumers through continued expansion in these markets by both North America-based QSRs, local QSRs, and other chain and independent restaurants. In emerging markets, demand growth was also driven by increased affordability due to higher per capita incomes and increased appeal of Western-style food offerings and diets.

In this environment of growing volume demand, there was limited available capacity in North America to produce frozen potato products in fiscal 2019, which led to increased raw potato costs across the industry. In Europe, a poor potato crop resulted in higher manufacturing costs.

Outlook

In fiscal 2020, we expect the overall operating environment will be generally favorable with continued solid demand growth in North America and our key international markets. New industry capacity in North America and Europe may ease near-term capacity constraints and will allow processors to operate their production facilities at more normalized levels. In addition, we expect the rate of inflation for many of our commodity and manufacturing costs will be similar to fiscal 2019. We also expect higher selling, general and administrative costs as a result of investments in our enterprise resource planning infrastructure, as well as for continued improvements in our information systems, sales, marketing, innovation, operations and other functional capabilities, designed to drive operating efficiencies and support future growth.

Results of Operations

We have four reportable segments: Global, Foodservice, Retail, and Other. For each period presented, we report net sales and product contribution margin by segment. Net sales and product contribution margin are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. We define product contribution margin as net sales less cost of sales and advertising and promotion expenses. Product contribution margin excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance for the period. For additional information on our reportable segments, see Note 15, Segments, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Fiscal Year Ended May 26, 2019 Compared to Fiscal Year Ended May 27, 2018

Net Sales and Product Contribution Margin (dollars in millions)

	For the Fiscal Years Ended May
	Net Sales			Product Contribution Margin
	2019	2018	Inc	2019	2018	Inc
Global	$1,961.5	$1,744.2	12%	$446.3	$375.7	19%
Foodservice	1,156.1	1,099.1	5%	402.4	365.9	10%
Retail	498.3	449.2	11%	98.8	87.3	13%
Other	140.6	131.2	7%	23.6	19.0	24%
Total	$3,756.5	$3,423.7	10%	$971.1	$847.9	15%

Net Sales

Lamb Weston’s net sales for fiscal 2019 increased $332.8 million, or 10%, to $3,756.5 million, compared with $3,423.7 million in fiscal 2018. Net sales in fiscal 2019 reflect a 5% increase in volume and 5% increase in price/mix, primarily driven by growth in our Global segment.

Global net sales increased $217.3 million, or 12%, to $1,961.5 million, compared with $1,744.2 million in fiscal 2018. Net sales in fiscal 2019 reflect a 7% increase in sales volumes, driven by growth in sales to strategic customers in the U.S. and key international markets, as well as the benefit of limited time product offerings. Price/mix increased 5%, largely reflecting pricing actions and favorable customer mix.

Foodservice net sales increased $57.0 million, or 5%, to $1,156.1 million, compared with $1,099.1 million in fiscal 2018. Net sales in fiscal 2019 reflect a 5% increase primarily reflecting pricing actions initiated in the fall of 2018, as well as improved mix. Sales volume declined nominally, as the loss of some distributor and operator-label product volumes essentially offset growth in branded products.

Retail net sales increased $49.1 million, or 11%, to $498.3 million, compared with $449.2 million in fiscal 2018. Net sales in fiscal 2019 reflect a 7% increase in sales volume, primarily driven by distribution gains of Grown in Idaho and other branded products. Price/mix increased 4%, largely due to improved mix and pricing actions.

Net sales in our Other segment increased $9.4 million, or 7%, to $140.6 million, compared with $131.2 million in fiscal 2018. The increase primarily reflects higher price/mix in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for fiscal 2019 increased $123.2 million, or 15%, to $971.1 million, compared with $847.9 million in fiscal 2018.

Global product contribution margin increased $70.6 million, or 19%, to $446.3 million in fiscal 2019, as a result of favorable price/mix, volume and supply chain efficiency savings which more than offset input, manufacturing and transportation cost inflation, as well as higher depreciation expense primarily associated with the new production line in Richland, Washington. Global cost of sales was $1,508.4 million, or 11% higher in fiscal 2019, as compared to fiscal 2018, largely due to higher sales volume, cost inflation, and higher depreciation expense, partially offset by supply chain efficiency savings. Advertising and promotion spending was modestly higher in 2019, as compared to fiscal 2018.

Foodservice product contribution margin increased $36.5 million, or 10%, to $402.4 million in fiscal 2019, primarily as a result of favorable price/mix and supply chain efficiency savings, which more than offset input, manufacturing and transportation cost inflation, as well as higher depreciation expense primarily associated with the new Richland production line. Cost of sales was $746.0 million, or 3% higher in fiscal 2019, as compared to fiscal 2018, largely due to cost inflation and higher depreciation expense, partially offset by supply chain efficiency savings. Advertising and promotion spending declined approximately $1 million in fiscal 2019, compared with fiscal 2018.

Retail product contribution margin increased $11.5 million, or 13%, to $98.8 million in fiscal 2019 due to volume growth and favorable price/mix, more than offsetting input, manufacturing and transportation cost inflation. Cost of sales was $381.9 million, or 10% higher in fiscal 2019 as compared to fiscal 2018, largely due to higher sales volume and cost inflation. Advertising and promotion spending was $1.6 million higher in fiscal 2019, compared with fiscal 2018, primarily in support of Grown in Idaho and other branded products.

Other product contribution margin increased $4.6 million to $23.6 million in fiscal 2019, as compared to $19.0 million in fiscal 2018. These amounts include a $3.3 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in fiscal 2019, and a $1.1 million gain related to the contracts in fiscal 2018. Excluding these adjustments, Other segment product contribution margin increased $9.0 million, largely due to improved price/mix in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $35.7 million, or 12%, in fiscal 2019 compared with fiscal 2018. Fiscal 2018 included $8.7 million ($5.7 million after-tax) for costs related to the Separation, primarily related to professional fees and other employee-related costs.

Excluding the Separation costs, fiscal 2019 SG&A expenses increased $44.4 million, or 15%, versus the prior year. The increase in SG&A expenses, excluding comparability items, was largely driven by higher expenses related to information technology services and infrastructure, as well as investments in our sales, marketing and operating capabilities. The increase was also driven by approximately $8 million of unfavorable foreign exchange (reflecting an approximate $3 million expense in fiscal 2019 compared to an approximate $5 million benefit in fiscal 2018), an approximate $2 million increase in incentive compensation expense that primarily reflected an increase in stock price and absolute shares outstanding, and an approximate $1 million increase in advertising and promotional support, partially offset by an approximate $4 million benefit from an insurance settlement.

Interest Expense, Net

Interest expense, net was $107.1 million in fiscal 2019, a decrease of $1.7 million compared with fiscal 2018. The decrease in interest expense, net was the result of lower average total debt versus the prior year.

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

Income Taxes

Income tax expense in both fiscal 2019 and 2018 was impacted by the Tax Act enacted in December 2017. Notably, the Tax Act reduced the U.S. statutory tax rate from 35% to 21%, assessed a one-time transition tax on earnings of non-U.S. subsidiaries that have not been taxed previously in the U.S., limited the tax deductibility of interest, provided for immediate deductions for certain new investments instead of deductions for depreciation expense over time, modified or repealed many business deductions and credits, and created new taxes on certain future foreign-sourced earnings.

A reconciliation of income tax expense, including the impact of the comparability items recorded in fiscal 2019 and 2018, related to the Tax Act, is as follows (in millions):

	For the Fiscal Years Ended May
	2019	2018
Income before income taxes and equity method earnings	$561.3	$471.3
Equity method investment earnings	59.5	83.6
	$620.8	$554.9

Income tax expense	$133.6	$121.2
Comparability items (a)	2.4	28.4
	$136.0	$149.6

Effective income tax rate	21.5%	21.8%
Effective income tax rate, excluding comparability items (a) (b)	21.9%	27.0%

(a)

In fiscal 2019, we completed our analysis of the one-time impacts of the Tax Act and we recorded a $2.4 million benefit for the true-up of the transition tax on previously untaxed foreign earnings. In connection with our analysis of the impact of the Tax Act in fiscal 2018, we decreased income tax expense and increased net income $28.4 million, including a $39.9 million net provisional tax benefit from the estimated impact of remeasuring our net U.S. deferred tax liabilities with the new lower federal tax rate, partially offset by an $11.5 million transition tax on previously untaxed foreign earnings.

(b)

Since our fiscal year end is the last Sunday of May, in fiscal 2018, we phased in the impact of the lower tax rate, which after excluding comparability items, resulted in an effective tax rate of 27.0%. In fiscal 2019, the rate varies from the U.S. statutory rate of 21.0%, primarily due to the impact of U.S. state and foreign taxes.

For further information on the Tax Act and its impact, see Note 5, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures and include our share of the earnings based on our economic ownership interest in them. Lamb Weston’s share of earnings from its equity method investments was $59.5 million and $83.6 million for fiscal 2019 and 2018, respectively. These amounts included a $2.6 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in fiscal 2019, and a nominal unrealized loss related to the contracts in fiscal 2018. Excluding these adjustments, earnings from equity method investments declined $21.6 million, compared to fiscal 2018, largely reflecting higher raw potato prices and lower sales volumes associated with a poor crop in Europe. For more information about our joint ventures, see Note 7, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Acquisition of Remaining 50.01% Interest in Lamb Weston BSW

On November 2, 2018, we entered into a Membership Interest Purchase Agreement (the “BSW Agreement”) with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”) to acquire the remaining 50.01% interest in Lamb Weston BSW, a potato processing joint venture. We paid Ochoa approximately $65 million in cash attributable to our contractual right to purchase the remaining equity interest in Lamb Weston BSW, plus $13.2 million attributable to Ochoa’s interest in expected earnings of the joint venture through our fiscal year ended May 26, 2019.

Prior to entering into the BSW Agreement, Lamb Weston BSW was considered a variable interest entity, and we determined that we were the primary beneficiary of the entity. Accordingly, we consolidated the financial statements of Lamb Weston BSW and deducted 50.01% of the operating results of the noncontrolling interests to arrive at “Net income attributable to Lamb Weston Holdings, Inc.” on our Combined and Consolidated Statements of Earnings. The Combined and Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the BSW Agreement.

Prior to entering into the BSW Agreement, the value of the redeemable noncontrolling interest was recorded on our Consolidated Balance Sheet based on the value of Ochoa’s put option. In connection with the purchase of the remaining 50.01% interest in the joint venture, we recorded $9.4 million of accretion, net of tax benefits, to increase the redeemable noncontrolling interest to the amount we agreed to pay. The purchase created $9.3 million of deferred tax assets related to the step-up in tax basis of the acquired assets. We recorded both the accretion of the noncontrolling interest and the related tax benefits in “Additional distributed capital” on our Consolidated Balance Sheet and they did not impact net income. While the accretion, net of tax benefits, had no impact on net income in the Combined and Consolidated Statements of Earnings, it reduced net income available to common stockholders $9.4 million, net of tax benefits, and both basic and diluted earnings per share $0.06, during fiscal 2019.

Acquisition

In December 2018, we acquired a frozen potato processor in Australia for $88.6 million, net of cash acquired. We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of acquisition, of which $75.1 million was allocated to goodwill. Operating results of the acquired company subsequent to December 21, 2018 have been included in our Global segment.

Fiscal Year Ended May 27, 2018 Compared to Fiscal Year Ended May 28, 2017

Net Sales and Product Contribution Margin (dollars in millions)

	For the Fiscal Years Ended May
	Net Sales			Product Contribution Margin
	2018	2017	Inc	2018	2017	Inc
Global	$1,744.2	$1,624.8	7%	$375.7	$338.6	11%
Foodservice	1,099.1	1,030.0	7%	365.9	330.7	11%
Retail	449.2	384.9	17%	87.3	77.6	13%
Other	131.2	128.3	2%	19.0	9.3	NM
Total	$3,423.7	$3,168.0	8%	$847.9	$756.2	12%

Net Sales

Lamb Weston’s net sales for fiscal 2018 increased $255.7 million, or 8%, to $3,423.7 million, compared with $3,168.0 million for fiscal 2017. Net sales in fiscal 2018 reflect a 6% increase in price/mix and 2% increase in volume growth, with growth in each core operating segment.

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

Foodservice net sales increased $69.1 million, or 7%, to $1,099.1 million, compared with $1,030.0 million in fiscal 2017. Net sales in fiscal 2018 reflect a 6% increase related to favorable pricing, as well as actions to improve customer and product mix. Sales volume increased 1%, which was primarily related to growth of sales of Lamb Weston-

branded and operator label products to small and mid-sized restaurant chains, partially offset by lower sales volume of distributor label products.

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

Selling, General and Administrative Expenses

SG&A expenses increased $38.9 million, or 15%, in fiscal 2018 compared with fiscal 2017. Fiscal 2018 and 2017 included $8.7 million ($5.7 million after-tax) and $26.5 million ($16.7 million after-tax) of expenses for costs related to the Separation, primarily related to professional fees and other employee-related costs. Fiscal 2017 also included a $3.1 million ($2.0 million after-tax) non-cash gain on assets. Excluding these items, fiscal 2018, SG&A expenses increased $53.6 million, or 23%, versus the prior year largely due to incremental costs associated with being a stand-alone public company, higher incentive compensation costs based on operating performance, and a $9.0 million increase in advertising and promotional support. In addition, the increase in SG&A expenses also included approximately $5 million to establish a new Lamb Weston charitable foundation, and approximately $4 million of costs related to transitioning our Foodservice segment go-to-market strategy from a broker-led sales model to a direct sales model.

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

Income Taxes

	For the Fiscal Years Ended May
	2018		2017
Income before income taxes and equity method earnings	$471.3		$457.1
Equity method investment earnings	83.6		53.3
	$554.9		$510.4

Income tax expense	$121.2		$170.2

Effective income tax rate	21.8%	(a)	33.3%

(a)

Excluding $28.4 million of provisional impacts of the Tax Act, our effective tax rate was 27.0%. This rate varies from the fiscal 2018 U.S. corporate statutory tax rate of 29.3%, primarily due to the impact of U.S. state taxes, the domestic manufacturers deduction, foreign taxes, and other permanent differences.

In connection with our initial analysis of the impact of the Tax Act in fiscal 2018, income tax expense decreased $64.7 million; $36.3 million of the decrease related to a lower U.S. corporate tax rate and $28.4 million related to the provisional impacts of the Tax Act that was enacted in December 2017. For further information on the Tax Act and its impact, see Note 5, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures and include our share of the earnings based on our economic ownership interest in them. Lamb Weston’s share of earnings from its equity method investments was $83.6 million and $53.3 million for fiscal 2018 and 2017, respectively. These amounts included a nominal unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the current year, and a $3.6 million gain related to the contracts in fiscal 2017. Excluding these adjustments, earnings from equity method investments increased $33.9 million, driven by solid operating results in Europe and the U.S., including lower raw potato and production costs in Europe, volume growth, a $5.4 million foreign currency translation benefit, and an approximate $4 million gain related to a divestiture of a non-core business. The increase was partially offset by lower price/mix in Europe. For more information about our joint ventures, see Note 7, Investments in Joint Ventures, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Liquidity and Capital Resources

In fiscal 2019, cash from operations increased $199.7 million to $680.9 million. In addition to using cash for normal operating requirements, we invested in our business and returned cash to shareholders. In fiscal 2019, we spent $334.2 million on capital expenditures, including the construction of a new french fry line in Hermiston, Oregon, that added 300 million pounds of additional annualized production capacity. We also used cash for acquisitions. We expanded our global footprint with the acquisition of a frozen potato processor in Australia for $88.6 million, net of cash acquired, and we purchased the remaining interest in our Lamb Weston BSW joint venture for $78.2 million. Finally, we returned cash to shareholders, including $113.3 million in dividends and we repurchased 458,749 shares of our common stock for $31.8 million. We ended the year with $12.2 million of cash and cash equivalents and $489.4 million of available borrowing capacity on our revolving credit facility. Currently, our primary uses of cash are for operations, capital expenditures, dividends on our common stock, acquisitions, debt service, income tax payments, and stock repurchases.

We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payment of any dividends declared on our common stock, for at least the next twelve months.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities (dollars in millions):

	For the Fiscal Years Ended May
	2019	2018	2017
Net cash flows provided by (used for):
Operating activities	$680.9	$481.2	$446.9
Investing activities	(423.0)	(306.8)	(285.3)
Financing activities	(299.6)	(178.9)	(142.0)
	(41.7)	(4.5)	19.6
Effect of exchange rate changes on cash and cash equivalents	(1.7)	3.0	1.1
Net increase (decrease) in cash and cash equivalents	$(43.4)	$(1.5)	$20.7

Operating Activities

Fiscal 2019 Compared with Fiscal 2018

The major components of cash provided by operations are earnings from operations adjusted for non-cash income and expense items and changes in working capital. Cash generated from operating activities increased $199.7 million to $680.9 million in fiscal 2019, compared with $481.2 million in fiscal 2018. Earnings from continuing operations, adjusted for non-cash income and expense and other items, increased $161.5 million primarily due to favorable price/mix and sales volumes, and a decrease in cash taxes. Changes in operating assets and liabilities provided $38.2 million more cash in fiscal 2019, compared with fiscal 2018. The increase in cash provided by changes in operating assets and liabilities was driven primarily by the timing of payments for accounts payable, timing of receipt of cash for accounts receivable, a smaller year-over-year increase in prepaid expenses and current assets, and inventories. These changes were offset partially by the timing of payments for income taxes and accrued expenses.

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

Investing Activities

Fiscal 2019 Compared with Fiscal 2018

Investing activities used $423.0 million of cash in fiscal 2019, compared with $306.8 million in fiscal 2018. These expenditures include the plant capacity expansions in Hermiston, Oregon in fiscal 2019 and Richland, Washington in fiscal 2018. Additionally, in December 2018, we acquired 100% of the outstanding shares of a frozen potato processor in Australia for $88.6 million, net of cash acquired.

We expect capital investments in fiscal 2020 to be approximately $275 million, which excludes acquisitions. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. At May 26, 2019, we had commitments for capital expenditures of $41.5 million.

In July 2019, we acquired another frozen potato processor in Australia, for approximately $117 million, plus or minus final working capital adjustments. This added approximately 70 million pounds of production capacity to our manufacturing network.

Fiscal 2018 Compared with Fiscal 2017

Investing activities used $306.8 million of cash in fiscal 2018, compared with $285.3 million in fiscal 2017. These expenditures include plant capacity expansions at our Richland, Washington facility in fiscal 2018 and Boardman, Oregon facility in fiscal 2017.

Financing Activities

Fiscal 2019 Compared with Fiscal 2018

During fiscal 2019, cash used for financing activities totaled $299.6 million, compared with cash used for financing activities of $178.9 million in fiscal 2018. During fiscal 2019, financing activities primarily related to the payment of $113.3 million in dividends on our common stock, $78.2 million to acquire the noncontrolling interest in Lamb Weston BSW, $66.7 million of debt payments, primarily scheduled payments under our term loan facility and the repayment of the Lamb Weston BSW installment notes, and $6.1 million of distributions paid to noncontrolling interest. Financing activities during 2019 also included the repurchase of 522,260 shares of our common stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $36.4 million, including $31.8 million related to shares repurchased at an average price of $69.40 per share under our share repurchase program. In December 2018, we announced an authorization to repurchase up to $250.0 million of our common stock. We will continue to repurchase shares, on an opportunistic basis, in open market repurchase transactions. As of July 15, 2019, $218.2 million remained authorized for purchase under the program.

During fiscal 2018, financing activities primarily related to the payment of $110.2 million in dividends on our common stock, $39.2 million of debt payments, primarily scheduled payments under our term loan facility, distributions paid to noncontrolling interest of $14.6 million, and $14.4 million of payments related to short-term borrowings.

On June 28, 2019, we amended our credit agreement to refinance $300.0 million of the $599.1 million term loan facility outstanding at May 26, 2019 (“New Term Loan Agreement”), for a lower overall interest rate, including anticipated patronage dividends. The New Term Loan Agreement bears interest, before anticipated patronage dividends, at LIBOR or the Base Rate (each as defined in the New Term Loan Agreement) plus an applicable margin ranging from 1.625% to 2.375% for LIBOR-based loans and from 0.625% to 1.375% for Base Rate-based loans, depending upon our total net leverage ratio. The borrowings under the New Term Loan Agreement mature June 28, 2024, and the covenants, events of default, and guarantees are consistent with the Credit Facilities discussed in Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K. The amended credit agreement also provides for the ability, under certain circumstances, to add incremental facilities in an aggregate amount of up to $100.0 million. Our total term loan indebtedness remains the same before and after the refinancing.

For more information about our debt, including among other items, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Notes to the Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. At May 26, 2019, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of May 26, 2019 that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Investments in Joint Ventures

Lamb Weston has interests in certain entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We do not consolidate the financial statements of these entities. For more information about our investments in joint ventures, see Note 7, Investments in Joint Ventures, of the Notes to the Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

A summary of our contractual obligations as of May 26, 2019, are as follows. The expected timing of payments of the obligations in the table are estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

	Payments Due by Period (a)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Short-term borrowings	$8.4	$8.4	$—	$—	$—
Long-term debt, including current portion, excluding financing obligations (b) (k)	2,265.1	33.7	565.4	—	1,666.0
Interest on long-term debt and financing obligations (c) (k)	599.3	105.9	195.4	163.7	134.3
Operating leases (d) (k)	96.5	18.6	32.2	19.1	26.6
Financing obligations, including current portion (e) (k)	78.9	4.3	8.1	6.7	59.8
Purchase obligations (f)	786.1	70.3	95.2	72.7	547.9
Capital commitments (g)	41.5	41.5	—	—	—
Other long-term liabilities reflected on our Consolidated Balance Sheet (h):
Compensation and benefits (i)	35.2	2.0	6.5	5.5	21.2
Other (j)	16.0	1.0	3.2	4.4	7.4
Total (k)	$3,927.0	$285.7	$906.0	$272.1	$2,463.2

(a)

The table assumes amounts included in the “Less than 1 Year” column represent obligations for our fiscal year 2020. The remaining columns correspond to our fiscal years as follows: “1-3 Years” represents fiscal 2021 and 2022, “3-5 Years” represents fiscal 2023 and 2024, and “After 5 Years” represents fiscal 2025 and thereafter.

(b)

The table is based on our long-term debt maturities at May 26, 2019, and includes the current portion of long-term debt. Amounts are reported gross. Balances have not been reduced by the $25.8 million of unamortized debt issuance costs at May 26, 2019.

(c)	Amounts represent estimated future interest payments as of May 26, 2019, assuming our long-term debt and financing obligations are held to maturity and using interest rates in effect at May 26, 2019.

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

(e)

The table is based on our financing obligation maturities at May 26, 2019, assumes our financing obligations are held to maturity, includes the current portion of financing obligations, and excludes interest payments associated with financing obligations. Amounts are reported gross.

(f)

Amount excludes purchase commitments under potato supply agreements due to uncertainty of pricing and quantity. Potato supply agreements have maximum contracted pricing with deductions for certain quality attributes, and quantities purchased are determined by the yields produced on contracted acres. Total purchases under all our potato supply agreements were $592.3 million, $595.8 million, and $596.1 million in fiscal 2019, 2018, and 2017, respectively.

(g)

Capital commitments represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our Consolidated Balance Sheet as of May 26, 2019, as we had not yet received the related goods nor taken title to the property.

(h)	Deferred income taxes of $125.7 million are excluded from this table, because the timing of their future cash outflows are uncertain.

(i)

Amounts consist of our pension, post-retirement obligations, cash-settled restricted stock unit obligations, and deferred compensation liabilities. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, and other factors. Changes in estimates and assumptions related to the measurement of funded status will impact the amounts reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries. See Note 10, Employee Benefit Plans and Other Post-Retirement Benefits, and Note 11, Stock-based Compensation, of the Notes to the Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(j)

Long-term workers compensation of $8.5 million and uncertain tax positions of $22.3 million are excluded from this table because the timing of their future cash outflows are uncertain. Amount also excludes $12.0 million of a deferred gain as the amount is non-cash.

(k)

At the beginning of fiscal 2020, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), and in June 2019, we amended our credit agreement and entered into a New Term Loan Agreement. In connection with these events, our total contractual obligations increased (decreased) as follows:

	Change in Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
ASC 842 (1)
Operating leases	$93.8	$10.0	$12.3	$13.2	$58.3
Financing obligations	(65.3)	(1.7)	(3.9)	(5.0)	(54.7)
Interest on long-term debt and financing obligations	(25.8)	(2.8)	(5.5)	(5.1)	(12.4)
Increase (decrease) from ASC 842	$2.7	$5.5	$2.9	$3.1	$(8.8)

New Term Loan Agreement (2)
Long-term debt, including current portion, excluding financing obligations	$—	$—	$(258.8)	$30.0	$228.8
Interest on long-term debt and financing obligations	(7.5)	(1.5)	(3.0)	(3.0)	—
Increase (decrease) from New Term Loan Agreement	$(7.5)	$(1.5)	$(261.8)	$27.0	$228.8
Increase (decrease) from ASC 842 and New Term Loan Agreement	$(4.8)	$4.0	$(258.9)	$30.1	$220.0

(1)

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, and Note 9, Debt and Financing Obligations, of the Notes to the Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(2)	See Note 9, Debt and Financing Obligations, of the Notes to the Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	For the Fiscal Years Ended May
	2019	2018	2017	2016	2015
Net income attributable to Lamb Weston Holdings, Inc.	$478.6	$416.8	$326.9	$285.3	$268.3
Income attributable to noncontrolling interests	8.6	16.9	13.3	9.3	9.3
Equity method investment earnings	(59.5)	(83.6)	(53.3)	(71.7)	(42.7)
Interest expense, net	107.1	108.8	61.2	5.9	6.1
Income tax expense	133.6	121.2	170.2	144.5	140.4
Income from operations	668.4	580.1	518.3	373.3	381.4
Depreciation and amortization	157.7	138.7	106.6	95.9	96.4
Items impacting comparability (a)
Expenses related to the Separation	—	8.7	26.5	5.3	—
Non-cash gain on assets	—	—	(3.1)	—	—
Expense related to actuarial losses in excess of 10% of related pension liability	—	—	—	59.5	—
Expenses related to SCAE Plan	—	—	—	0.1	0.7
Adjusted EBITDA (b)	826.1	727.5	648.3	534.1	478.5

Unconsolidated Joint Ventures
Equity method investment earnings	59.5	83.6	53.3	71.7	42.7
Interest expense, income tax expense, and depreciation and amortization
included in equity method investment earnings	29.0	30.3	22.5	18.2	17.6
Items impacting comparability (c)
Gain related to pension plan settlement	—	—	—	(17.7)	—
Add: EBITDA from unconsolidated joint ventures	88.5	113.9	75.8	72.2	60.3

Consolidated Joint Ventures
Income attributable to noncontrolling interests	(8.6)	(16.9)	(13.3)	(9.3)	(9.3)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	(1.7)	(4.1)	(3.7)	(3.6)	(3.4)
Subtract: EBITDA from consolidated joint ventures	(10.3)	(21.0)	(17.0)	(12.9)	(12.7)

Adjusted EBITDA including unconsolidated joint ventures	$904.3	$820.4	$707.1	$593.4	$526.1

(a)

Fiscal 2018, 2017 and 2016 include $8.7 million, $26.5 million and $5.3 million, respectively, of expenses related to the Separation. In fiscal 2018, the expenses related primarily to professional fees and other employee-related costs. In fiscal 2017 and 2016, the expenses related primarily to professional fees.

Fiscal 2017 includes a $3.1 million non-cash gain on assets.

Fiscal 2016 includes $59.5 million of charges reflecting Lamb Weston’s portion of actuarial losses in excess of 10% of Conagra’s pension liability for Conagra sponsored plans.

Fiscal 2016 and 2015 include $0.1 million and $0.7 million, respectively, related to costs incurred in connection with Conagra’s initiative to improve selling, general and administrative effectiveness and efficiencies, which is referred to as the Supply Chain and Administrative Efficiency Plan (“SCAE Plan”).

(b)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

(c)	Fiscal 2016 includes a $17.7 million non-cash gain related to the settlement of a pension plan at our Lamb-Weston/Meijer joint venture.

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	For the Fiscal Years Ended May
	2019 (a)	2018 (a)	2017 (a)
As reported	$3.18	$2.82	$2.22
Items impacting comparability:
Increase in redemption value of noncontrolling interests (b)	0.06	—	—
Expenses related to the Separation (c)	—	0.03	0.11
Tax reform (d)	(0.02)	(0.19)	—
Non-cash gain on assets (e)	—	—	(0.01)
Total items impacting comparability	0.04	(0.16)	0.10
Adjusted	$3.22	$2.66	$2.32

(a)	Diluted weighted average common shares were 147.3 million, 147.0 million, and 146.6 million for fiscal 2019, 2018, and 2017, respectively.

(b)

Fiscal 2019 included accretion, net of tax benefits, of $9.4 million, or $0.06 per share, which we recorded to increase the redeemable noncontrolling interest to the amount we paid to acquire the remaining 50.01% interest in Lamb Weston BSW. While the accretion, net of tax benefits, reduced net income available to Lamb Weston common stockholders and earnings per share, it did not impact net income in the Combined and Consolidated Statements of Earnings. Net income includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. For more information about our investments in joint ventures, see Note 7, Investments in Joint Ventures, of the Notes to the Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(c)

Fiscal 2018 and 2017 included $8.7 million of pre-tax expenses ($5.7 million after tax) and $26.5 million of pre-tax expenses ($16.7 million after tax), respectively, related to the Separation. The expenses related primarily to professional fees and other employee-related costs.

(d)

In fiscal 2019, we recorded a $2.4 million, or $0.02 per share, benefit from the true-up of the transition tax on previously untaxed foreign earnings under the Tax Act. We completed our analysis of the one-time impacts of the Tax Act in fiscal 2019.

In connection with our initial analysis of the impact of the Tax Act in fiscal 2018, we decreased income tax expense and increased net income $28.4 million, or $0.19 per share for one-time items, including a $39.9 million net provisional tax benefit from the estimated impact of remeasuring our net U.S. deferred tax liabilities with a new lower U.S. federal statutory rate, partially offset by an $11.5 million transition tax on our previously untaxed foreign earnings.

(e)	Fiscal 2017 includes $3.1 million of pre-tax ($2.0 million after tax) non-cash gain on assets.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s combined and consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our trade promotions, income taxes, and acquisitions, among others. We base our estimates on historical experiences combined with management’s understanding of current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, and other activities conducted by our customers to promote our products. The cost of these programs are recognized as a reduction to revenue with a corresponding accrued liability based on estimates made at the time of shipment or coupon release. The estimate of trade promotions is inherently difficult due to information limitations as the products move beyond distributors and through the supply chain to operators. Estimates made by management in accounting for these costs are based primarily on our historical experience with marketing programs, with consideration given to current circumstances and industry trends and include the following: quantity of customer sales, timing of promotional activities, current and past trade-promotion spending patterns, the interpretation of historical spending trends by customer and category, and forecasted costs for activities within the promotional programs.

The determination of sales incentive and trade promotion costs requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs related to the introduction of new products. Final determination of the total cost of promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. Because of the complexity of some of these trade promotions, the ultimate resolution may result in payments that are different from our estimates. As additional information becomes known, we may change our estimates. At May 26, 2019 and May 27, 2018, we had $48.6 million and $45.4 million, respectively, of sales incentives and trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.

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

•

We establish accruals for unrecognized tax benefits when, despite the belief that our tax return positions are fully supported, we believe that an uncertain tax position does not meet the recognition threshold of ASC 740, Income Taxes. These contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular matter, we believe that the accruals for unrecognized tax benefits at May 26, 2019, reflect the likely outcome of known tax contingencies as of such date in accordance with accounting for uncertainty in income taxes under ASC 740.

•

We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences. Remittances of non-U.S. earnings are based on estimates and judgments of projected cash flow needs, as well as the working capital and investment requirements of our non-U.S. and U.S. operations. Material changes in our estimates of cash, working capital, and investment needs in various jurisdictions could require repatriation of indefinitely reinvested non-U.S. earnings, which could be subject to applicable non-U.S. income and withholding taxes.

While we believe the judgements and estimates discussed above and made by management are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts. Further information on income taxes is provided in Note 5, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Based on our open commodity contract hedge positions as of May 26, 2019, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $9.1 million ($7.0 million net of income tax benefit). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At May 26, 2019, we had $1,666.0 million of fixed-rate and $607.5 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.2 million annually ($4.7 million net of income tax benefit).

For more information about our market risks, see Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAY DATA

Reports of Independent Registered Public Accounting Firm	47
Combined and Consolidated Statements of Earnings for the fiscal years ended May 26, 2019, May 27, 2018 and May 28, 2017	51
Combined and Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017	52
Consolidated Balance Sheets as of May 26, 2019 and May 27, 2018	53
Combined and Consolidated Statements of Stockholders’ Equity for the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017	54
Combined and Consolidated Statements of Cash Flows for the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017	55
Notes to Combined and Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamb Weston Holdings, Inc.:

Opinion on the Combined and Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamb Weston Holdings, Inc. and subsidiaries (the Company) as of May 26, 2019 and May 27, 2018, the related combined and consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 26, 2019, and the related notes and consolidated financial statement schedule (collectively, the combined and consolidated financial statements). In our opinion, the combined and consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 26, 2019 and May 27, 2018, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 26, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 25, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the combined and consolidated financial statements, the Company has changed its method of accounting for revenue for the fiscal year ended May 26, 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective May 28, 2018.

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

July 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamb Weston Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Lamb Weston Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 26, 2019 and May 27, 2018, the related combined and consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 26, 2019, and the related notes and consolidated financial statement schedule (collectively, the combined and consolidated financial statements), and our report dated July 25, 2019 expressed an unqualified opinion on those combined and consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

There was an ineffective information technology general control (ITGC) in the area of application support team access to an information technology system (IT System) that supports process controls and information used in the Company’s financial reporting processes. As a result of this ITGC deficiency, automated controls that depend on the effective operation of the ITGCs and manual business process controls that are dependent upon the completeness and accuracy of information derived from the affected IT system were also considered ineffective. This control deficiency was a result of ineffective communication of internal control responsibilities that prevented the timely termination of temporary access to the IT System that was granted to certain authorized members of the Company’s application support team.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Seattle, Washington

July 25, 2019

Lamb Weston Holdings, Inc.

Combined and Consolidated Statements of Earnings

(dollars in millions, except per-share amounts)

	For the Fiscal Years Ended May
	2019	2018	2017
Net sales	$3,756.5	$3,423.7	$3,168.0
Cost of sales	2,753.0	2,544.2	2,389.2
Gross profit	1,003.5	879.5	778.8
Selling, general and administrative expenses	335.1	299.4	260.5
Income from operations	668.4	580.1	518.3
Interest expense, net	107.1	108.8	61.2
Income before income taxes and equity method earnings	561.3	471.3	457.1
Income tax expense	133.6	121.2	170.2
Equity method investment earnings	59.5	83.6	53.3
Net income	487.2	433.7	340.2
Less: Income attributable to noncontrolling interests	8.6	16.9	13.3
Net income attributable to Lamb Weston Holdings, Inc.	$478.6	$416.8	$326.9
Earnings per share
Basic	$3.19	$2.83	$2.22
Diluted	$3.18	$2.82	$2.22

See Notes to Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Combined and Consolidated Statements of Comprehensive Income (Loss)

(dollars in millions)

	For the Fiscal Years Ended May
	2019			2018			2017
		Tax			Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$620.8	$(133.6)	$487.2	$554.9	$(121.2)	$433.7	$510.4	$(170.2)	$340.2
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.7	(0.1)	0.6	0.3	(0.1)	0.2	—	—	—
Unrealized pension and post-retirement benefit obligations	(3.3)	0.8	(2.5)	(6.0)	1.7	(4.3)	1.6	(0.6)	1.0
Unrealized currency translation gains (losses)	(19.1)	—	(19.1)	9.1	—	9.1	(1.1)	—	(1.1)
Comprehensive income (loss)	599.1	(132.9)	466.2	558.3	(119.6)	438.7	510.9	(170.8)	340.1
Less: Comprehensive income attributable to noncontrolling interests	8.6	—	8.6	16.9	—	16.9	13.3	—	13.3
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$590.5	$(132.9)	$457.6	$541.4	$(119.6)	$421.8	$497.6	$(170.8)	$326.8

See Notes to Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions except share data)

	May 26,	May 27,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12.2	$55.6
Receivables, less allowance for doubtful accounts of $1.3 and $0.6	340.1	225.9
Inventories	498.3	549.7
Prepaid expenses and other current assets	110.9	99.2
Total current assets	961.5	930.4
Property, plant and equipment, net	1,597.8	1,420.8
Goodwill	205.9	135.1
Intangible assets, net	37.6	35.4
Equity method investments	224.6	219.8
Other assets	20.7	11.1
Total assets	$3,048.1	$2,752.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$8.4	$9.6
Current portion of long-term debt and financing obligations	38.0	38.7
Accounts payable	289.2	254.4
Accrued liabilities	217.2	216.0
Total current liabilities	552.8	518.7
Long-term liabilities:
Long-term debt, excluding current portion	2,280.2	2,336.7
Deferred income taxes	125.7	92.1
Other noncurrent liabilities	94.0	84.3
Total long-term liabilities	2,499.9	2,513.1
Commitments and contingencies
Redeemable noncontrolling interest	—	55.6
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,654,827 and 146,395,866 shares issued	146.7	146.4
Additional distributed capital	(890.3)	(900.4)
Retained earnings	803.6	426.4
Accumulated other comprehensive loss	(25.3)	(4.3)
Treasury stock, at cost, 585,794 and 63,534 common shares	(39.3)	(2.9)
Total stockholders' deficit	(4.6)	(334.8)
Total liabilities and stockholders’ equity	$3,048.1	$2,752.6

See Notes to Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Combined and Consolidated Statements of Stockholders’ Equity

(dollars in millions except share data)

				Parent	Additional		Accumulated
	Common Stock,			Companies'	Paid-in		Other
	net of Treasury	Common	Treasury	Equity	(Distributed)	Retained	Comprehensive	Total
	Shares	Stock	Stock	Investment	Capital	Earnings	Loss	Equity
Balance at May 29, 2016	—	$—	$—	$1,409.8	$—	$—	$(9.2)	$1,400.6
Issuance of common stock at Separation	146,046,395	146.0	—	—	(146.0)	—	—	—
Non-cash debt exchange	—	—	—	(1,542.9)	—	—	—	(1,542.9)
Cash distribution to Conagra at Separation	—	—	—	(823.5)	—	—	—	(823.5)
Net transactions with Conagra	—	—	—	806.0	(762.0)	—	—	44.0
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(0.5)	(1.6)	—	—	(2.1)
Common stock dividends declared, $0.3750 per share	—	—	—	—	—	(54.8)	—	(54.8)
Common stock issued	40,649	0.1	—	—	0.5	—	—	0.6
Stock-settled, stock-based compensation expense after Separation	—	—	—	—	4.1	—	—	4.1
Common stock withheld to cover taxes	(6,143)	—	(0.2)	—	—	—	—	(0.2)
Other	—	—	—	—	0.2	—	—	0.2
Comprehensive income (loss)	—	—	—	151.1	—	175.8	(0.1)	326.8
Balance at May 28, 2017	146,080,901	$146.1	$(0.2)	$—	$(904.8)	$121.0	$(9.3)	$(647.2)
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	—	(2.7)	—	—	(2.7)
Common stock dividends declared, $0.7575 per share	—	—	—	—	—	(110.8)	—	(110.8)
Common stock issued	308,822	0.3	—	—	1.8	—	—	2.1
Stock-settled, stock-based compensation expense	—	—	—	—	13.5	—	—	13.5
Common stock withheld to cover taxes	(57,391)	—	(2.7)	—	—	—	—	(2.7)
Other	—	—	—	—	(8.2)	(0.6)	—	(8.8)
Comprehensive income	—	—	—	—	—	416.8	5.0	421.8
Balance at May 27, 2018	146,332,332	$146.4	$(2.9)	$—	$(900.4)	$426.4	$(4.3)	$(334.8)
Adoption of ASC 606 revenue from contracts with customers	—	—	—	—	—	13.7	—	13.7
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	—	(10.8)	—	—	(10.8)
Common stock dividends declared, $0.7825 per share	—	—	—	—	—	(114.6)	—	(114.6)
Common stock issued	258,961	0.3	—	—	1.7	—	—	2.0
Stock-settled, stock-based compensation expense	—	—	—	—	18.8	—	—	18.8
Repurchase of common stock and common stock withheld to cover taxes	(522,260)	—	(36.4)	—	—	—	—	(36.4)
Other	—	—	—	—	0.4	(0.5)	—	(0.1)
Comprehensive income (loss)	—	—	—	—	—	478.6	(21.0)	457.6
Balance at May 26, 2019	146,069,033	$146.7	$(39.3)	$—	$(890.3)	$803.6	$(25.3)	$(4.6)

See Notes to Combined and Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Combined and Consolidated Statements of Cash Flows

(dollars in millions)

	For the Fiscal Years Ended May
	2019	2018	2017
Cash flows from operating activities
Net income	$487.2	$433.7	$340.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	162.4	143.3	109.1
Stock-settled, stock-based compensation expense	18.8	13.5	5.7
Earnings of joint ventures in excess of distributions	(13.8)	(35.1)	(22.3)
Deferred income taxes	37.5	(3.6)	14.8
Pension expense, net of contributions	5.5	(5.9)	0.1
Other	7.7	(2.1)	4.8
Changes in operating assets and liabilities, net of acquisition:
Receivables	(25.1)	(40.4)	1.2
Inventories	(15.8)	(23.6)	(26.1)
Income taxes payable/receivable, net	(16.4)	13.7	(16.1)
Prepaid expenses and other current assets	(1.9)	(15.5)	(11.9)
Accounts payable	32.9	(8.3)	12.1
Accrued liabilities	1.9	11.5	35.3
Net cash provided by operating activities	$680.9	$481.2	$446.9
Cash flows from investing activities
Additions to property, plant and equipment	(334.2)	(306.8)	(287.4)
Acquisition of business, net of cash acquired	(88.6)	—	—
Other	(0.2)	—	2.1
Net cash used for investing activities	$(423.0)	$(306.8)	$(285.3)
Cash flows from financing activities
Repayments of short-term borrowings, net	(1.0)	(14.4)	(2.8)
Debt repayments	(66.7)	(39.2)	(23.8)
Dividends paid	(113.3)	(110.2)	(27.4)
Acquisition of noncontrolling interest	(78.2)	—	—
Repurchase of common stock and common stock withheld to cover taxes	(36.4)	(2.7)	(0.2)
Cash distributions paid to noncontrolling interest	(6.1)	(14.6)	(12.2)
Proceeds from issuance of debt	—	—	798.1
Payments on debt issuance costs	—	—	(12.3)
Net transfers to Conagra	—	—	(38.8)
Cash distributions paid to Conagra at Separation	—	—	(823.5)
Other	2.1	2.2	0.9
Net cash used for financing activities	$(299.6)	$(178.9)	$(142.0)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	3.0	1.1
Net increase (decrease) in cash and cash equivalents	(43.4)	(1.5)	20.7
Cash and cash equivalents, beginning of the period	55.6	57.1	36.4
Cash and cash equivalents, end of period	$12.2	$55.6	$57.1

See Notes to Combined and Consolidated Financial Statements.

Notes to Combined and Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”), along with its joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We have four reportable segments: Global, Foodservice, Retail, and Other. See Note 15, Segments, for additional information on our reportable segments.

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

Basis of Presentation

These Combined and Consolidated Financial Statements present the financial results of Lamb Weston for the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017 (“fiscal 2019, 2018, and 2017”), and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The fiscal year end of Lamb Weston ends the last Sunday in May. The fiscal years for the Combined and Consolidated Financial Statements presented consist of 52-week periods for fiscal 2019, 2018, and 2017.

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

Certain amounts in the prior period combined and consolidated financial statements have been reclassified to conform with the current period presentation.

Prior to Separation

Prior to the Separation from Conagra on November 9, 2016 (the “Separation Date”), the combined financial statements were prepared using the specific accounting records of the entities which comprised the business of Lamb Weston. In some cases, principally foreign locations, those business activities were contained within entities that were engaged in other business activities of Conagra. Because a direct ownership relationship did not exist among the various units comprising Lamb Weston, Conagra and its subsidiaries’ equity investment is shown in lieu of stockholders’ equity in the combined financial statements. Intercompany investments, accounts, and transactions between the various legal entities comprising Lamb Weston have been eliminated in the combined and consolidated financial statements.

Prior to the Separation Date, Lamb Weston’s combined financial statements included accounts specifically attributed to Lamb Weston and a portion of Conagra’s shared corporate general and administrative expenses. These shared services included, but were not limited to legal, finance, internal audit, financial reporting, income tax accounting and advisory, insurance, information technology, treasury, and human resources functions. Shared corporate general and administrative expenses not specifically identifiable to Lamb Weston were allocated to Lamb Weston. The allocations were determined on a basis which we consider being reasonable reflections of the utilization of services provided by Conagra. However, these allocations may not reflect the costs and expenses that Lamb Weston would have incurred as a stand-alone public company. A more detailed discussion of the relationship with Conagra, including a description of the costs which have been allocated to Lamb Weston and the methods of cost allocation, is included in Note 14, Related Party Transactions.

As further described in Note 14, prior to the Separation Date, Lamb Weston engaged in various intercompany transactions with Conagra and its affiliates, including the sale and purchase of certain products, the procurement of certain materials and services, cash transfers related to Conagra’s centralized cash management process and expense allocations. Changes in parent companies’ equity investment arising from these cash transactions are presented as “Net transfers to Conagra” in financing activities in the fiscal 2017 Combined and Consolidated Statements of Cash Flows, notwithstanding that advances from parent companies were utilized to fund Lamb Weston’s working capital requirements.

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

Revenue Recognition

In May 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments, collectively known as Accounting Standards Codification (“ASC”) 606 (the “new revenue standard”) using the modified retrospective method. See Note 2, Revenue from Contracts with Customers, for more information.

Shipping and Handling

Shipping and handling costs, such as freight to our customers’ destinations, are considered fulfillment activities and are included in “Cost of sales” in the Combined and Consolidated Statements of Earnings. When shipping and handling costs are included in the sales price charged for our products, they are recognized in “Net sales.”

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

Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, and other activities conducted by our customers to promote our products. The costs of these programs are recognized as a reduction to revenue with a corresponding accrued liability based on estimates made at the time of shipment or coupon release. The estimate of trade promotions is inherently difficult due to information limitations as the products move beyond distributors and through the supply chain to operators. Estimates made by management in accounting for these costs are based primarily on our historical experience with marketing programs, with consideration given to current circumstances and industry trends and include the following: quantity of customer sales, timing of promotional activities, current and past trade-promotion spending patterns, the interpretation of historical spending trends by customer and category, and forecasted costs for activities within the promotional programs.

The determination of sales incentive and trade promotion costs requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs related to the introduction of new products. Final determination of the total cost of promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. Because of the complexity of some of these trade promotions, the ultimate resolution may result in payments that are materially different from our estimates. As additional information becomes known, we may change our estimates. At May 26, 2019 and May 27, 2018, we had $48.6 million and $45.4 million, respectively, of sales incentives and trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.

Advertising and Promotion

Advertising and promotion expenses totaled $32.4 million, $31.6 million, and $22.6 million in fiscal 2019, 2018, and 2017, respectively, and are included in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Earnings.

Research and Development

Research and development costs are expensed as incurred and totaled $15.4 million, $13.5 million, and $10.6 million in fiscal 2019, 2018, and 2017, respectively, and are included in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Earnings.

Stock-Based Compensation

Compensation expense resulting from all stock-based compensation transactions are measured and recorded in the combined and consolidated financial statements based on the grant date fair value of the equity or liability instruments issued. Compensation expense is recognized over the period the employee provides service in exchange for the award. See Note 11, Stock-Based Compensation, for additional information.

Cash and Cash Equivalents

Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits, are classified as cash and cash equivalents. Book overdraft balances, if any, are classified in “Accounts payable” in our Consolidated Balance Sheets and are reported as a component of operating cash flows for accounts payable in our Combined and Consolidated Statements of Cash Flows as they do not represent bank overdrafts. Cash equivalents are stated at cost, which approximates market. Cash and cash equivalents totaled $12.2 million and $55.6 million at May 26, 2019 and May 27, 2018, respectively.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect based on our past experience, as well as reliance on the Perishable Agricultural Commodities Act, which was enacted to help promote fair trade in the fruit and vegetable industry by establishing a code of fair business practices. The collectability of our accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to the Company to reduce the net recorded receivable to the amount that we reasonably believe will be collected. For all other customers, reserves for bad debts are recognized based on historical collection experience. If collection experience deteriorates, the estimate of the recoverability of amounts due could be reduced. We periodically review our allowance for doubtful accounts and adjustments to the valuation allowance are recorded as income or expense. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At May 26, 2019 and May 27, 2018, the allowance for doubtful accounts was $1.3 million and $0.6 million, respectively.

Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	May 26,	May 27,
	2019	2018
Raw materials and packaging	$93.1	$87.2
Finished goods	371.4	430.5
Supplies and other	33.8	32.0
Inventories (a)	$498.3	$549.7

(a)	See Note 2, Revenue from Contracts with Customers, for more information on the impact the adoption of the new revenue standard had on inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. The amount of interest capitalized from construction in progress was $7.6 million, $4.2 million, and $5.2 million in fiscal 2019, 2018, and 2017, respectively. Repairs and maintenance costs are expensed as incurred. The components of property, plant and equipment were as follows (dollars in millions):

	May 26,	May 27,
	2019	2018
Land and land improvements	$142.2	$139.8
Buildings, machinery, and equipment	2,542.3	2,212.6
Furniture, fixtures, office equipment, and other	105.2	101.0
Construction in progress	84.8	127.9
Property, plant and equipment, at cost	2,874.5	2,581.3
Less accumulated depreciation	(1,276.7)	(1,160.5)
Property, plant and equipment, net	$1,597.8	$1,420.8

Depreciation is computed on the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1-40 years
Buildings	10-40 years
Machinery and equipment	5-20 years
Furniture, fixtures, office equipment, and other	3-15 years

We recorded $155.5 million, $136.3 million, and $104.3 million of depreciation expense in fiscal 2019, 2018, and 2017, respectively. At May 26, 2019 and May 27, 2018, purchases of property, plant and equipment included in accounts payable were $27.1 million and $27.9 million, respectively.

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

During the annual goodwill impairment test performed in the fourth quarter of 2019, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we performed a quantitative analysis to support the qualitative factors by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value. Based on the results of the qualitative impairment test, we determined that it was not more likely than not that the fair value was less than the carrying value of our Global, Foodservice, Retail, and Other segments.

We amortize acquisition-related intangible assets with finite lives over their estimated useful life. We perform a review of significant finite-lived identified intangible assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for our products lines.

See Note 6, Goodwill and Other Identifiable Intangible Assets, for additional information.

Fair Values of Financial Instruments

Unless otherwise specified, Lamb Weston believes the carrying value of financial instruments approximates their fair value. See Note 12, Fair Value Measurements, for additional information.

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

Foreign currency transactions resulted in a loss of $3.3 million in fiscal 2019, a gain of $4.7 million in fiscal 2018, and a loss of $2.7 million in fiscal 2017. These amounts were recorded in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Earnings.

Derivative Financial Instruments

We use derivatives and other financial instruments to hedge a portion of our commodity risks. We do not hold or issue derivatives and other financial instruments for trading purposes. Derivative instruments are reported in our Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale exception (“NPNS”) under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized. We do not designate commodity derivatives to achieve hedge accounting treatment. Derivative financial instruments did not have a material impact on our Combined and Consolidated Statements of Earnings in any of the periods presented.

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

New and Recently Issued Accounting Standards

Accounting Standards Adopted

In December 2018, SEC Release No. 33-10532, Disclosure Update and Simplification, became effective, amending certain disclosure requirements that were redundant or outdated. The amendments include removing the requirement to disclose the historical and pro forma ratio of earnings to fixed charges and the related exhibit, as well as replacing the requirement to disclose the high and low trading prices of our common stock with a requirement to disclose the ticker symbol of our common stock. In addition, the amendments expanded the disclosure requirements for stockholders' equity for interim financial statements. Under the amendments, the changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The final rule regarding stockholders’ equity was effective and implemented in the third quarter of fiscal 2019, and the other changes have been made to this Form 10-K.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update provides guidance on when implementation costs may be capitalized as an asset related to service contracts and which costs should be expensed using the same model as if the cloud computing arrangement included a software license. The amendments in this update also require companies to expense capitalized implementation costs over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. We adopted this standard in the second quarter of fiscal 2019 on a prospective basis. The adoption of this standard did not have a significant impact on our financial statements.

Effective May 28, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments, collectively known as ASC 606 using the modified retrospective method. See Note 2, Revenue from Contracts with Customers, for more information.

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

In February 2016, the FASB issued ASC Topic 842, Leases (“ASC 842”), which requires lessees to reflect both the right-of-use assets and lease liabilities on the balance sheet for leases with lease terms of more than 12 months, whereas under current GAAP only capital lease liabilities (referred to as finance leases under ASC 842) are recognized on the balance sheet. ASC 842 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. We adopted the standard on May 27, 2019, the beginning of our 2020 fiscal year, using the optional adoption method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows us to recognize a cumulative-effect adjustment at the beginning of the period of adoption. As allowed, we will not adjust comparative period financial statements and disclosures for the impact of the new standard.

We are in the final stages of determining the amount of the right of use assets and lease liabilities and the processes required to account for leasing activity on an ongoing basis. In connection with our adoption of the new lease standard, we will elect to adopt certain of the optional practical expedients, including the package of practical expedients under the transition guidance that permits us not to reassess under the new standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under ASC 842. We will also elect the practical expedient not to separate lease and non-lease components for all our leases and the expedient related to land easements, allowing us to not reassess our current accounting treatment for existing agreements on land easements, which are not accounted for as leases. We did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

At adoption, we expect to record a net increase to opening retained earnings of approximately $27 million to recognize the unamortized portion of a deferred gain previously recognized in connection with the sale of farmland that did not meet the accounting requirements for sale leaseback accounting (“Farmland Sale Leaseback”). At adoption, the Farmland Sale Leaseback qualifies as a sale under the new revenue standard. To account for the sale of the farmland, we expect to remove approximately $39 million and $66 million from “Property, plant and equipment, net” and “Long term debt, excluding current portion” from our Consolidated Balance Sheet. Additionally, we expect to recognize a right of use asset and lease liability of approximately $160 million, including the lease for the farmland discussed above. For more information, see Note 9, Debt and Financing Obligations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial statements.

2.    REVENUE FROM CONTRACTS WITH CUSTOMERS

On May 28, 2018, we adopted ASC 606 and all related amendments,  using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to opening retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

We recorded a net increase to opening retained earnings of $13.7 million as of May 28, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact related to our customized products. The impacts of the adoption of the new revenue standard on our consolidated financial statements were as follows (in millions, except per share amounts):

Combined and Consolidated Statements of Earnings

	Year Ended May 26, 2019
	Balances As Reported Under ASC 606	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales	$3,756.5	$3,743.3	$13.2
Cost of sales	2,753.0	2,744.4	8.6
Income from operations	668.4	663.8	4.6
Income tax expense	133.6	132.5	1.1
Net income attributable to Lamb Weston Holdings, Inc.	478.6	475.1	3.5
Earnings per share
Basic	$3.19	$3.17	$0.02
Diluted	$3.18	$3.15	$0.03

Consolidated Balance Sheets

	As of May 26, 2019
	Balances As Reported Under ASC 606	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Receivables, less allowance for doubtful accounts	$340.1	$240.3	$99.8	(a)
Inventories	498.3	575.7	(77.4)
Deferred income taxes	125.7	120.5	5.2
Retained earnings	803.6	786.4	17.2

(a)	Amount represents unbilled receivables for customized products for which we have accelerated revenue recognition as a result of the new revenue standard.

Combined and Consolidated Statements of Cash Flows

	Year Ended May 26, 2019
	Balances As Reported Under ASC 606	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Cash flows from operating activities
Net income	$487.2	$483.7	$3.5
Deferred income taxes	37.5	36.3	1.2
Receivables	(25.1)	(11.8)	(13.3)
Inventories	(15.8)	(24.4)	8.6

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

Segment Information

The nature of our contracts can vary based on the business, customer type, and region; however, in all instances it is our customary business practice to receive a valid order from the customer, in which each party’s rights and related payment terms are clearly identifiable. The adoption of the new revenue standard had the following impact on segment net sales (in millions):

	Year Ended May 26, 2019
	Balances As Reported Under ASC 606	Balances Without Adoption of ASC 606	Impact of Adoption Increase (Decrease)
Net sales:
Global	$1,961.5	$1,948.6	$12.9
Foodservice	1,156.1	1,157.3	(1.2)
Retail	498.3	497.3	1.0
Other	140.6	140.1	0.5
Total net sales	$3,756.5	$3,743.3	$13.2

Performance Obligations and Significant Judgments

Our principal business is to manufacture and sell frozen potato products. We also sell frozen vegetables and appetizers. As a general rule, none of our businesses provide equipment installation or other ancillary services outside producing, packaging, and shipping products to customers.

Our revenue is primarily derived from fixed consideration; however, we do have contract terms that give rise to variable consideration, primarily cash discounts, coupons, and rebates, as well as other sales incentives and trade promotion allowances described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. We

estimate sales incentives and trade promotions based on historical experience to record reductions in revenue which is consistent with methods outlined in the new revenue standard.

Contracts or purchase orders with customers could include a single type of product or multiple types or grades of products. Regardless, the contracted price with the customer is agreed to at the individual product level outlined in the customer contracts or purchase orders. We do not bundle prices; however, we do negotiate with customers on pricing and rebates for the same products based on a variety of factors (e.g. level of contractual volume). We have concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

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

3.    ACQUISITIONS

On December 21, 2018, we acquired 100% of the outstanding shares of a frozen potato processor in Australia for $88.6 million, net of cash acquired. This acquisition added approximately 50 million pounds of production capacity to our manufacturing network and expands our geographic reach. Net sales, income from operations, and total assets of the acquired company are not material to our overall net sales and total assets. Operating results of the acquired company subsequent to December 21, 2018, are included in our Global segment.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, of which $75.1 million was allocated to goodwill (which is not deductible for tax purposes) and $4.4 million to intangible assets (to be amortized on a straight-line basis over a weighted average life of 15 years), primarily related to a brand name, and all of which are included in the Global segment. Our purchase price allocation is complete.

On July 2, 2019, we acquired 100% of the outstanding shares of another frozen potato processor in Australia for approximately $117 million, plus or minus final working capital adjustments. This added approximately 70 million pounds of production capacity to our manufacturing network. Net sales and total assets of the acquired company are not material to our overall net sales and total assets. Beginning in July 2019, operating results of the acquired company will be included in our Global segment’s fiscal 2020 operating results.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions):

	For the Fiscal Years Ended May
	2019	2018	2017
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$478.6	$416.8	$326.9
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated, net of tax benefits (a)	10.8	2.7	2.1
Net income available to Lamb Weston common stockholders	$467.8	$414.1	$324.8

Denominator:
Basic weighted average common shares outstanding (b)	146.5	146.3	146.1
Add: Dilutive effect of employee incentive plans (c)	0.8	0.7	0.5
Diluted weighted average common shares outstanding	147.3	147.0	146.6

Earnings per share (a)
Basic	$3.19	$2.83	$2.22
Diluted	$3.18	$2.82	$2.22

(a)

Fiscal 2019 included accretion, net of tax benefits, of $9.4 million, or $0.06 per share, which we recorded to increase the redeemable noncontrolling interest to the amount we paid to acquire the remaining 50.01% interest in Lamb Weston BSW. While the accretion, net of tax benefits, reduced net income available to Lamb Weston common stockholders and earnings per share, it did not impact net income in the Combined and Consolidated Statements of Earnings. Fiscal 2019 net income includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the definitive agreement to acquire the remaining interest in Lamb Weston BSW. See Note 7, Investments in Joint Ventures, for more information.

(b)

For the periods prior to the Separation, earnings per share was calculated based on approximately 146 million shares of Lamb Weston common stock that were distributed to Conagra stockholders on November 9, 2016.

(c)

Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of May 26, 2019, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of May 27, 2018 and May 28, 2017, we did not have any stock-based awards that were antidilutive.

5.    INCOME TAXES

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

Income Tax Provision

Pre-tax income, inclusive of equity method investment earnings, consisted of the following (dollars in millions):

	For the Fiscal Years Ended May
	2019	2018	2017
United States	$574.5	$478.2	$467.5
Foreign	46.3	76.7	42.9
Total pre-tax income	$620.8	$554.9	$510.4

The provision for income taxes included the following (dollars in millions):

	For the Fiscal Years Ended May
	2019	2018	2017
Current
U.S. federal	$66.8	$94.3	$132.0
State and local	17.7	14.7	13.9
Foreign	11.6	15.8	9.5
Total current provision for taxes	96.1	124.8	155.4

Deferred
U.S. federal	42.2	(4.4)	9.7
State and local	(0.1)	0.1	3.2
Foreign	(4.6)	0.7	1.9
Total deferred provision for taxes	$37.5	$(3.6)	$14.8
Total provision for taxes	$133.6	$121.2	$170.2

Income tax expense decreased in fiscal year 2019 and 2018 predominantly due to the Tax Act enacted in December 2017. Notably, the Tax Act reduced the U.S. statutory tax rate from 35% to 21%, assessed a one-time transition tax on earnings of non-U.S. subsidiaries that have not been taxed previously in the U.S., limited the tax deductibility of interest, provided for immediate deductions for certain new investments instead of deductions for depreciation expense over time, modified or repealed many business deductions and credits, and created new taxes on certain future foreign-sourced earnings.

Income taxes computed by applying the U.S. statutory tax rates to income from operations, including equity method earnings, and before income taxes are reconciled to the provision for income taxes set forth in the Combined and Consolidated Statements of Earnings as follows (dollars in millions):

	For the Fiscal Years Ended May
	2019	2018	2017
Provision computed at U.S. statutory rate (a)	$130.4	$162.6	$178.6
Increase (reduction) in rate resulting from:
State and local taxes, net of federal benefit	14.8	12.6	11.4
Tax credits and domestic manufacturers deduction	(0.6)	(8.1)	(11.0)
Effect of taxes on foreign operations	(4.7)	(7.0)	(7.8)
Deferred impact of rate change (b)	—	(45.4)	—
Transition tax liability (b)	(2.4)	11.5	—
Other	(3.9)	(5.0)	(1.0)
Total provision for taxes	$133.6	$121.2	$170.2
Effective income tax rate (c)	21.5%	21.8%	33.3%

(a)

The U.S. statutory tax rate was 21% for fiscal 2019. Since our fiscal year-end is the last Sunday in May, the impact of the lower U.S. statutory income tax rate from the Tax Act was phased in, resulting in a U.S. statutory tax rate of 29.3% for fiscal 2018. The U.S. statutory tax rate was 35% for fiscal 2017.

(b)

In connection with our initial analysis of the impact of the Tax Act in fiscal 2018, we recorded a $45.4 million net provisional tax benefit from the estimated impact of remeasuring our net U.S. deferred tax liabilities during fiscal 2018, including $5.5 million of deferred tax benefits originating during the year, with the new lower statutory tax rate. We also recorded an $11.5 million transition tax on our previously untaxed foreign earnings that is primarily payable over eight years. In fiscal 2019, we completed our analysis of the one-time impacts of the Tax Act and reduced the transition tax by $2.4 million.

(c)	The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings.

Income Taxes Paid

Income taxes paid, net of refunds, were $103.0 million, $106.9 million, and $170.0 million in fiscal 2019, 2018, and 2017, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred income tax assets and liabilities were as follows (dollars in millions):

	May 26, 2019		May 27, 2018
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$178.1	$—	$127.7
Goodwill and other intangible assets	64.1	—	68.0	—
Compensation and benefit related liabilities	17.8	—	15.3	—
Net operating loss carryforwards (a)	15.3	—	15.8	—
Accrued expenses and other liabilities	14.2	—	13.3	—
Inventory and inventory reserves	11.5	—	2.8	—
Debt issuance costs	—	4.1	—	4.6
Investment in joint ventures	—	3.5	—	9.1
Other	12.1	8.6	7.9	11.4
	135.0	194.3	123.1	152.8
Less: Valuation allowance (b)	(64.6)	—	(62.0)	—
Net deferred taxes (c)	$70.4	$194.3	$61.1	$152.8

(a)

At May 26, 2019, Lamb Weston has approximately $34.9 million of gross ($8.3 million after-tax) foreign net operating loss carryforwards, of which the majority expire by fiscal 2021. Lamb Weston also has approximately $100.0 million of gross ($7.0 million after-tax) state capital loss carryovers expiring in fiscal 2021.

(b)

The valuation allowance is predominantly related to non-amortizable intangibles and the portion of the net operating loss carryforwards that we are not more likely than not to realize. The net impact on income tax expense related to changes in the valuation allowance, including net operating loss carryforwards, was $1.1 million of benefit in fiscal 2019 and zero in fiscal 2018.

(c)

Deferred tax assets of $1.8 million and $0.4 million, as of May 26, 2019 and May 27, 2018, respectively, were presented in “Other assets.” Deferred tax liabilities of $125.7 million and $92.1 million, as of May 26, 2019 and May 27, 2018, respectively, were presented in “Deferred income taxes” as a long-term liability on the Consolidated Balance Sheets. The deferred tax asset and liability net position is determined by tax jurisdiction.

The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for global intangible low-taxed income (“GILTI”) or treat such as a tax cost in the year incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes on temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.

We have not established deferred income taxes on accumulated undistributed earnings and other basis differences for operations outside the U.S., as such earnings and basis differences are indefinitely reinvested. Determining the unrecognized deferred tax liability for these earnings is not practicable. Generally, no U.S. federal income taxes will be imposed on future distributions of foreign earnings under the current law. However, distributions to the U.S. or other foreign jurisdictions could be subject to withholding and other local taxes, and these taxes would not be material.

Uncertain Tax Positions

The aggregate changes in the gross amount of unrecognized tax benefits, excluding interest and penalties consisted of the following (dollars in millions):

	For the Fiscal Years Ended May
	2019	2018	2017
Beginning balance	$13.2	$6.9	$3.8
Decreases from positions established during prior fiscal years	(0.8)	—	—
Increases from positions established during current and prior fiscal years	10.4	7.9	2.2
Expiration of statute of limitations	(1.1)	(1.6)	(0.9)
Adjustments resulting from the Separation	—	—	1.8
Ending balance (a)	$21.7	$13.2	$6.9

(a)

If we were to prevail on the unrecognized tax benefits recorded as of May 26, 2019 and May 27, 2018, it would result in a tax benefit of $18.8 million and $11.1 million, respectively, and a reduction in the effective tax rate. The ending balances exclude $3.9 million and $2.9 million of gross interest and penalties in fiscal 2019 and 2018, respectively. We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

Lamb Weston conducts business and files tax returns in numerous countries, states, and local jurisdictions. We do not have any significant open tax audits. As part of the tax matters agreement, Conagra has responsibility for tax audits associated with pre-Separation periods, including any associated adjustments, for consolidated federal and state filings. Major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits. The estimated impact on income tax expense and net income is not expected to be significant.

6.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances as allocated to each segment for fiscal years 2019 and 2018 (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 28, 2017	$74.8	$42.8	$10.9	$4.5	$133.0
Foreign currency translation adjustment	2.1	—	—	—	2.1
Balance at May 27, 2018	$76.9	$42.8	$10.9	$4.5	$135.1
Acquisition (a)	75.1	—	—	—	75.1
Foreign currency translation adjustment	(4.3)	—	—	—	(4.3)
Balance at May 26, 2019	$147.7	$42.8	$10.9	$4.5	$205.9

(a)	In December 2018, we acquired a frozen potato processor in Australia and recorded $75.1 million of goodwill in our Global Segment. See Note 3, Acquisitions, for more information.

Other identifiable intangible assets were as follows (dollars in millions):

	May 26, 2019			May 27, 2018
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	14	39.1	19.5	14	35.2	17.8
		$57.1	$19.5		$53.2	$17.8

(a)	Non-amortizing intangible assets are comprised of brands and trademarks.

(b)

Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Amortization expense was $2.2 million, $2.4 million, and $2.3 million in fiscal 2019, 2018, and 2017, respectively.

Total intangible assets, net of amortization, excluding goodwill, as of May 26, 2019 and May 27, 2018, were $37.6 million and $35.4 million, respectively. Foreign intangible assets are affected by foreign currency translation. Based on current intangibles subject to amortization, we expect intangible asset amortization expense will be approximately $2 million in each of fiscal years 2020 through 2024, and approximately $10 million thereafter.

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

During the annual goodwill impairment test performed in the fourth quarter of 2019, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Based on the results of the qualitative impairment test, we determined that it was not more likely than not that the fair value was less than the carrying value of our Global, Foodservice, Retail, and Other segments. Additionally, we completed our tests of our non-amortizing intangibles in the fourth quarter and there was no indication of intangible asset impairment.

7.    INVESTMENTS IN JOINT VENTURES

Variable Interest Entity - Consolidated

On November 2, 2018, we entered into a Membership Interest Purchase Agreement (the “BSW Agreement”) with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”) to acquire the remaining 50.01% interest in Lamb Weston BSW, a potato processing joint venture. We paid Ochoa approximately $65 million in cash attributable to our contractual right to purchase the remaining equity interest in Lamb Weston BSW, plus $13.2 million attributable to Ochoa’s interest in expected earnings of the joint venture through our fiscal year ended May 26, 2019.

Prior to entering into the BSW Agreement, Lamb Weston BSW was considered a variable interest entity, and we determined that we were the primary beneficiary of the entity. Accordingly, we consolidated the financial statements of Lamb Weston BSW and deducted 50.01% of the operating results of the noncontrolling interests to arrive at “Net income attributable to Lamb Weston Holdings, Inc.” on our Combined and Consolidated Statements of Earnings. The Combined

and Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the BSW Agreement.

Prior to entering into the BSW Agreement, the value of the redeemable noncontrolling interest was recorded on our Consolidated Balance Sheet based on the value of Ochoa’s put option. In connection with our purchase of the remaining 50.01% interest in the joint venture, we recorded $9.4 million of accretion, net of tax benefits, to increase the redeemable noncontrolling interest to the amount we agreed to pay. The purchase created $9.3 million of deferred tax assets related to the step-up in tax basis of the acquired assets. We recorded both the accretion of the noncontrolling interest and the related tax benefits in “Additional distributed capital” on our Consolidated Balance Sheet, both of which did not impact net income. While the accretion, net of tax benefits, had no impact on net income in the Combined and Consolidated Statements of Earnings, it reduced net income available to common stockholders by $9.4 million, net of tax, and both basic and diluted earnings per share by $0.06, during fiscal 2019.

Prior to November 2, 2018, Lamb Weston and Lamb Weston BSW purchased potatoes and utilized storage facilities and water treatment services from a shareholder of Ochoa. While we continue to purchase such goods and services, subsequent to November 2, 2018, the shareholder of Ochoa is no longer considered a related party. The aggregate amounts of such purchases were $24.6 million through November 2, 2018, and $58.7 million and $62.9 million in fiscal 2018 and 2017, respectively. Additionally, Lamb Weston and Lamb Weston BSW utilize storage facilities and water treatment services from a shareholder of Ochoa. The aggregate amounts of such costs were $2.5 million through November 2, 2018, and $5.1 million in both fiscal 2018 and 2017.

Other Investments and Variable Interest Entity - Not Consolidated

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V. Lamb-Weston/Meijer, is headquartered in the Netherlands, and manufactures and sells frozen potato products principally in Europe. We account for this investment using equity method accounting. We receive a royalty from Lamb-Weston/Meijer based on a per ton rate of the sales volumes of the venture. The fees received were $1.8 million, $1.7 million, and $1.8 million in fiscal 2019, 2018, and 2017, respectively. These fees are recorded as a reduction to selling, general and administrative expense. The capital structure of Lamb-Weston/Meijer includes partners’ equity of $398.1 million and $390.5 million as of May 26, 2019 and May 27, 2018, respectively. As of May 26, 2019 and May 27, 2018, the total liabilities of Lamb-Weston/Meijer were $267.3 million and $242.2 million, respectively. Lamb Weston does not guarantee these obligations and therefore, has not established a liability on its balance sheets for the obligations of Lamb-Weston/Meijer.

We also hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. We have determined that Lamb Weston RDO is a variable interest entity, but Lamb Weston is not the primary beneficiary. Lamb Weston does not have the power to direct the activities that most significantly impact the economic performance of the joint venture. Accordingly, we do not consolidate the financial statements of this entity and account for this investment using equity method accounting. We provide all sales and marketing services to Lamb Weston RDO, and we receive a fee for these services based on a percentage of the net sales of the venture. The fees received were $14.8 million, $14.4 million, and $13.9 million in fiscal 2019, 2018, and 2017, respectively. These fees are recorded as a reduction to selling, general and administrative expense. Our ownership interest in this venture is included in “Equity method investments” in our Consolidated Balance Sheets. The balance of Lamb Weston’s investment was $17.8 million and $18.0 million at May 26, 2019 and May 27, 2018, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $35.7 million and $36.0 million as of May 26, 2019 and May 27, 2018, respectively; and term borrowings from banks of $60.5 million and $57.2 million as of May 26, 2019 and May 27, 2018, respectively. Lamb Weston does not guarantee these obligations and therefore, has not established a liability on its balance sheets for the obligations of Lamb-Weston RDO.

The carrying value of our equity method investments, which include Lamb Weston RDO and Lamb-Weston/Meijer, at May 26, 2019 and May 27, 2018, was $224.6 million and $219.8 million, respectively. These amounts are included in “Equity method investments” in our Consolidated Balance Sheets. In fiscal 2019, 2018, and 2017, we had sales to our equity method investments of $29.9 million, $29.3 million, and $30.1 million and payments to our equity method investments of $10.9 million, $10.7 million, and $11.7 million, respectively. Total dividends received from our equity method investments were $45.7 million, $48.7 million, and $31.0 million for fiscal 2019, 2018, and 2017, respectively. As of May 26, 2019 and May 27, 2018, we had receivables from our joint ventures of $12.7 million and $12.4 million, respectively.

Summarized combined financial information for our equity method investments based on 100% of their operations is as follows (dollars in millions):

	For the Fiscal Years Ended May
	2019	2018	2017
Net sales	$1,172.6	$1,142.7	$992.6
Gross margin	212.2	246.3	190.9
Earnings before income taxes	119.0	167.2	106.6

	May 26,	May 27,
	2019	2018
Current assets	$406.2	$376.9
Noncurrent assets	368.4	362.7
Current liabilities	282.9	247.5
Noncurrent liabilities	55.9	63.4

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	May 26,	May 27,
	2019	2018
Compensation and benefits	$92.4	$91.7
Accrued trade promotions	48.6	45.4
Dividends payable	29.2	28.0
Franchise, property, and sales and use taxes	8.6	9.6
Accrued interest	7.6	10.8
Income taxes payable	0.5	3.1
Other	30.3	27.4
Accrued liabilities	$217.2	$216.0

9.   DEBT AND FINANCING OBLIGATIONS

At May 26, 2019 and May 27, 2018, our debt, including financing obligations, was as follows (dollars in millions):

	May 26,	May 27,
	2019	2018
Short-term borrowings:
Revolving credit facility	$7.2	$—
Other credit facilities	1.2	9.6
	8.4	9.6
Long-term debt:
Term loan facility, due 2021	599.1	632.8
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
Lamb Weston BSW installment notes (a)	—	28.0
	2,265.1	2,326.8
Financing obligations:
4.35% lease financing obligation due May 2030	65.3	66.8
Lease financing obligations due on various dates through 2040 (b)	13.6	12.2
	78.9	79.0

Total debt and financing obligations	2,352.4	2,415.4
Debt issuance costs	(25.8)	(30.4)
Short-term borrowings	(8.4)	(9.6)
Current portion of long-term debt and financing obligations	(38.0)	(38.7)
Long-term debt, excluding current portion	$2,280.2	$2,336.7

(a)	In January 2019, we repaid the Lamb Weston BSW installment notes.

(b)	The interest rates on our lease financing obligations range from 2.72% to 4.33% as of May 26, 2019 and 2.39% to 5.00% as of May 27, 2018.

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

At May 26, 2019, we had the following debt obligations:

•

Revolving Credit Facility: A five-year non-amortizing $500.0 million revolving credit facility with variable annual interest. In addition to paying interest, we pay an annual commitment fee for undrawn amounts at a rate of 0.25% to 0.40% depending on our consolidated net leverage ratio.

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

At May 26, 2019, we had $7.2 million of borrowings outstanding under our Revolving Credit Facility. At May 26, 2019, we had $489.4 million of availability on our Revolving Credit Facility, which is net of outstanding letters of credit of $3.4 million. For the period from May 27, 2018 through May 26, 2019, borrowings under our Revolving Credit Facility ranged from a low of zero dollars to a high of $140.1 million. For the period from May 28, 2018 through May 26, 2019 and May 28, 2017 through May 27, 2018, the weighted average interest rate for our outstanding borrowings under the Revolving Credit Facility was 3.94% and 3.31%, respectively.

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

New Term Loan Facility

On June 28, 2019, we amended the Credit Agreement to refinance $300.0 million of the $599.1 million term loan facility outstanding at May 26, 2019 (“New Term Loan Agreement”), for a lower overall interest rate, including anticipated patronage dividends. The New Term Loan Agreement bears interest, before anticipated patronage dividends, at LIBOR or the Base Rate (each as defined in the New Term Loan Agreement) plus an applicable margin ranging from 1.625% to 2.375% for LIBOR-based loans and from 0.625% to 1.375% for Base Rate-based loans, depending upon our total net leverage ratio. The borrowings under the New Term Loan Agreement mature June 28, 2024, and the covenants, events of default, and guarantees are consistent with the Credit Facilities discussed above. The amended credit agreement also provides for the ability, under certain circumstances, to add incremental facilities in an aggregate amount of up to $100.0 million. Our total term loan indebtedness remains the same before and after the refinancing. We expect to write-off approximately $2 million of debt issuance costs in first quarter of fiscal 2020 associated with this refinancing.

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

Other

The aggregate minimum principal maturities of our long-term debt, including current portion, for the next five fiscal years and thereafter, are as follows (dollars in millions):

		Financing
	Debt (a)	Obligations	Total
2020	$42.1	$4.3	$46.4
2021	33.8	4.0	37.8
2022	531.6	4.1	535.7
2023	—	3.5	3.5
2024	—	3.2	3.2
Thereafter	1,666.0	59.8	1,725.8
	$2,273.5	$78.9	$2,352.4

(a)	Debt includes $7.2 million of borrowings on the Revolving Credit Facility and $1.2 million of expected payments on our other credit facilities in 2020.

Conagra paid $25.4 million of costs in connection with the debt issuances described above and we paid $12.3 million. We amortize the costs in interest expense using the effective interest method over the life of the loans. In fiscal 2019, 2018, and 2017, we recorded $4.7 million, $4.6 million and $2.5 million, respectively, of amortization expense in “Interest expense” in our Combined and Consolidated Statements of Earnings.

During fiscal 2019 and 2018, we paid $107.8 million and $104.0 million, respectively, of interest on debt. During fiscal 2017, we paid $48.8 million of interest on debt, after the Separation.

Other Credit Facilities

We have $31.9 million of other credit facilities, under which $1.2 million and $9.6 million were outstanding at May 26, 2019 and May 27, 2018, respectively. These facilities consist of two overdraft lines. Borrowings under the facilities bear interest at a percentage of the stated rate, 4.35% at both May 26, 2019 and May 27, 2018, and may be prepaid without penalty. We guarantee the full amount of our subsidiary’s obligations to the financial institution up to the maximum amount of the credit facility.

Financing Obligations

During fiscal 2010, we completed the sale of approximately 17,600 acres of farmland to an unrelated buyer and immediately entered into an agreement with an affiliate of the buyer to lease back the farmland. Lamb Weston’s performance under the lease was guaranteed by Conagra. Conagra’s guarantee precluded accounting for this transaction as a sale and leaseback and, accordingly, the $75.0 million of proceeds received were treated as a financing obligation and the land and related equipment remain on our Consolidated Balance Sheets. At May 26, 2019 and May 27, 2018, the remaining balance of the financing obligation was $65.3 million and $66.8 million, respectively, and the net carrying value of the related property was $38.7 million and $39.3 million, respectively. The lease agreement has a remaining initial term of one year and two five-year renewal options.

Upon adoption of ASC 842, Leases, in fiscal 2020, we expect the Farmland Sale Leaseback to qualify for a sale under the new revenue standard. To account for the sale of the farmland, we expect to remove approximately $39 million and $66 million from “Property, plant and equipment, net” and “Long term debt, excluding current portion.” Additionally, we expect to recognize a right of use asset and lease liability of approximately $160 million, including the lease for the farmland discussed above. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

10.   EMPLOYEE BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFITS

In November 2018, we amended the Lamb Weston, Inc. Pension Plan for Plant Hourly Employees for employees who are not covered by a collective bargaining agreement, so that no future benefits accrue after December 31, 2018. We did not recognize a curtailment gain or loss in connection with the amendment. These participants are eligible to participate in defined contribution savings plans with employer matching provisions consistent with other employees without pension benefits. Only certain hourly employees covered by collective bargaining agreements continue to accrue pension benefits after December 31, 2018.

We also have a nonqualified defined benefit pension plan that provides unfunded supplemental retirement benefits to certain executives. This plan is closed to new participants and pension benefit accruals are frozen for active participants.

Other Plans

Eligible U.S. employees participate in a contributory defined contribution plan (“the Plan”). The Plan permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We generally match 100% of the first 6% of the employee’s contribution election and provide an additional 3% contribution to eligible participants, regardless of employee participation level. The Plan’s matching contributions have a five-year graded vesting with 20% vesting each year. We made $21.3 million of employer-matching contributions in fiscal 2019, $13.9 million in fiscal 2018, and $6.0 million in fiscal 2017 after the Separation. Prior to the Separation, matching contributions were paid by Conagra.

We sponsor a deferred compensation savings plan, which is an unfunded nonqualified defined contribution plan. The plan permits eligible employees to continue to make deferrals and receive company matching contributions when their contributions to the defined contribution plan are stopped due to limitations under U.S. tax law. With the exception of a $0.5 million Rabbi Trust, participant deferrals and company matching contributions are not invested in separate trusts, but are paid directly from our general assets at the time benefits become due and payable. At May 26, 2019 and May 27, 2018, we had $15.1 million and $12.4 million, respectively, of liabilities attributable to participation in our deferred compensation plan recorded on our Consolidated Balance Sheets.

Obligations and Funded Status of Defined Benefit Pension and Other Post-retirement Benefits Plans

The funded status of our plans is based on company contributions, benefit payments, the plan asset investment return, the discount rate used to measure the liability, and expected participant longevity. The following table, which includes only company-sponsored defined benefit and other post-retirement benefit plans, reconciles the beginning and ending balances of the projected benefit obligation and the fair value of plan assets. We recognize the unfunded status of these plans on the Consolidated Balance Sheets, and we recognize changes in funded status in the year changes occur through the Combined and Consolidated Statements of Comprehensive Income (Loss) (dollars in millions):

	For the Fiscal Years Ended May
	2019		2018
	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan
Change in Benefit Obligation
Benefit obligation at beginning of year	$18.9	$7.0	$10.1	$2.5
Service cost	6.0	—	7.8	—
Interest cost	0.8	0.3	0.4	0.2
Participant contributions	—	0.2	—	0.1
Benefits paid	(0.3)	(0.3)	(0.1)	(0.1)
Actuarial loss	2.0	0.1	0.7	4.3
Benefit obligation at fiscal year-end	$27.4	$7.3	$18.9	$7.0

Accumulated benefit obligation portion of above	$27.4		$18.9

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$17.3	$—	$4.5	$—
Actual return on plan assets	(0.3)	—	(0.7)	—
Company contributions	0.4	0.1	13.6	—
Participant contributions	—	0.2	—	0.1
Benefits paid	(0.3)	(0.3)	(0.1)	(0.1)
Fair value of plan assets at end of year	$17.1	$—	$17.3	$—

Underfunded status	$(10.3)	$(7.3)	$(1.6)	$(7.0)

Amounts Recognized on Consolidated Balance Sheets
Accrued liabilities	$—	$(0.3)	$—	$(0.3)
Other noncurrent liabilities	(10.3)	(7.0)	(1.6)	(6.7)
Accrued obligation recognized	$(10.3)	$(7.3)	$(1.6)	$(7.0)

Amounts Recognized in Accumulated Other Comprehensive Income Loss (Pre-tax)
Actuarial loss	$4.0	$2.7	$0.7	$3.4
Total	$4.0	$2.7	$0.7	$3.4

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

For the period after the Separation Date, the components of net periodic benefit cost were as follows (dollars in millions):

	For the Fiscal Years Ended May
	2019		2018		2017
	Pension	Post-Retirement	Pension	Post-Retirement	Pension	Post-Retirement
	Plans	Plan	Plans	Plan	Plans	Plan
Service cost	$6.0	$—	$7.8	$—	$4.4	$—
Interest cost	0.8	0.3	0.4	0.2	0.1	0.1
Expected return on plan assets	(0.9)	—	(0.4)	—	—	—
Net amortization of unrecognized amounts
Prior service benefit	—	—	—	(0.2)	—	—
Actuarial gain	—	0.7	—	0.5	—	—
Net periodic benefit cost (a)	$5.9	$1.0	$7.8	$0.5	$4.5	$0.1

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Prior service benefit	$—	$—	$—	$—	$—	$(0.2)
Actuarial (gain) loss	3.3	—	1.7	4.3	(1.0)	(0.4)
Amortization of prior service cost	—	—	—	0.2	—	—
Amortization of actuarial gain (b)	—	(0.7)	—	(0.5)	—	—
Total recognized in other comprehensive loss (income)	$3.3	$(0.7)	$1.7	$4.0	$(1.0)	$(0.6)

Total recognized in net periodic benefit cost and other comprehensive loss (income) (pre-tax)	$9.2	$0.3	$9.5	$4.5	$3.5	$(0.5)

(a)

Pension service costs are allocated to operations and reflected in “Cost of sales” and expected returns on pension assets and interest costs are reflected in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Earnings.

The decrease in fiscal 2019 net periodic pension cost, compared with fiscal 2018, reflects the amendment to the Lamb Weston, Inc. Pension Plan for Plant Hourly Employees, for employees not covered by a collective bargaining agreement, so that no future benefits accrue after December 31, 2018.

(b)

Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in our plans (which is between seven to eleven years for our pension plans and approximately four years for our post-retirement benefit plan), to the extent that losses are not offset by gains in subsequent years. The estimated net amount of actuarial losses on pension and post-retirement benefits included in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets to be amortized in fiscal 2020 is a net loss of $0.7 million ($0.5 million after tax).

Assumptions

The actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit and post-retirement plans are as follows:

	For the Fiscal Years Ended May
	2019		2018		2017
	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan
Weighted-Average Assumptions Used to Determine Benefit Obligations:
Discount rate	4.01%	3.81%	4.25%	4.18%	4.33%	3.50%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost:
Discount rate	4.25%	4.18%	4.33%	3.60%	3.81%	3.18%
Expected return on plan assets	5.30%	N/A	7.50%	N/A	7.50%	N/A

Discount Rate Assumption. The discount rate reflects the current rate at which the pension and post-retirement benefit obligations could be settled on the measurement date: May 26, 2019. The discount rate assumption used to calculate the present value of pension and post-retirement benefit obligations reflects the rates available on high-quality bonds on May 26, 2019. The bonds included in the models reflect anticipated investments that would be made to match the expected monthly benefit payments over time. The plans’ projected cash flows were duration-matched to these models to develop an appropriate discount rate. The discount rate we will use in fiscal 2020 to calculate the net periodic pension benefit cost and post-retirement benefit cost is 4.01% and 3.81%, respectively.

Asset Return Assumption:   Our investment strategies are governed by our Employee Benefit Investments Council. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plan as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of fiscal 2020 net period pension benefit cost is 5.1%.

Health Care Cost Trend Rate Assumptions. We review external data and historical trends for health care costs to determine our healthcare cost trend rate assumptions.  We assumed health care cost trend rates for our post-retirement benefit plan as follows:

	2019	2018	2017
Health care cost trend rate (Pre65/Post65)	7.3/5.8%	8.4/6.3%	9.0/6.5%
Ultimate health care cost trend rate	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2024	2024	2024

A one-percentage point increase in the assumed health care cost trend rate would have an insignificant effect on the fiscal 2019, 2018 and 2017 postretirement benefit obligation.

Investment Policies and Strategies and Fair Value Measurements of Plan Assets

We utilize professional advisors to oversee pension investments and provide recommendations regarding investment strategy. Our overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, timing of contributions and the funded status of the plans. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives consider the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. Our current investment policy is to invest 30% in equity securities and 70% in fixed income securities.

Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk, all of which are subject to change. Due to the level of risk associated with some investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term, and such changes could materially affect the reported amounts (dollars in millions).

	Fair Value Measurements at May 26, 2019
	Quoted Market Prices in Active Markets for Identical Assets	Significant Observable Market-Based Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity securities (a)	$—	$2.6	$—	$2.6
International equity securities (a)	—	2.7	—	2.7
Fixed income securities:
Government securities (b)	11.8	—	—	11.8
Total assets	$11.8	$5.3	$—	$17.1

	Fair Value Measurements at May 27, 2018
	Quoted Market Prices in Active Markets for Identical Assets	Significant Observable Market-Based Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11.8	$—	$—	$11.8
Equity securities:
U.S. equity securities (a)	—	1.0	—	1.0
International equity securities (a)	—	1.5	—	1.5
Fixed income securities:
Government securities (b)	3.0	—	—	3.0
Total assets	$14.8	$2.5	$—	$17.3	(c)

(a)

Includes investments in common/collective trust funds that are valued using net asset values (“NAV”) provided by the administrator of the funds. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. While the underlying assets are actively traded on an exchange, the funds are not. There are currently no redemption restrictions or unfunded commitments on these investments. There are certain funds with thirty-day redeemable notice requirements.

(b)	Includes investments in exchange-traded funds based on quoted prices in active markets.

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

Funding and Cash Flows

We make pension plan contributions that are sufficient to fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended. From time to time, we may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In fiscal 2019, we made $0.4 million of contributions to our qualified plan, which represented our minimum contribution requirements. In fiscal 2020, our minimum contribution requirements are $0.8 million. We continually reassess the amount and timing of discretionary contributions, if any.

The following are estimated benefit payments to be paid to current plan participants by year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Post-Retirement Plan
2020	$0.3	$0.3
2021	0.4	0.3
2022	0.6	0.4
2023	0.8	0.4
2024	0.9	0.5
Succeeding 5 years	7.4	2.5

11.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan, which was amended in July 2017 (“Stock Plan”). Under the Stock Plan, we may grant eligible employees and non-employee directors awards of stock options, cash, and stock-settled restricted stock units (“RSUs”), restricted stock awards, other awards based on our common stock, and performance-based long-term incentive awards (“Performance Shares”). At May 26, 2019, we had 10.0 million shares authorized under the Stock Plan, and 7.8 million were available for future grant.

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

The following table summarizes RSU and Performance Share activity for fiscal 2019, 2018 and 2017:

	Stock-Settled		Cash-Settled		Performance Shares
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 29, 2016	—	—	—	—	—	—
Converted on November 9, 2016 (a)	459,466	$25.05	469,837	$25.33	56,050	$25.84
Granted (b)	86,642	33.96	—	—	1,640	25.84
Vested (c)	(17,753)	18.68	(1,503)	23.70	—	—
Forfeited/expired/cancelled	(38,751)	24.24	(5,722)	26.73	—	—
Outstanding at May 28, 2017	489,604	$26.92	462,612	$25.33	57,690	$25.84
Granted (b)	293,209	$45.22	—	$—	125,524	$43.90
Performance condition adjustment (d)	—	—	—	—	(818)	19.70
Vested (c)	(172,772)	23.82	(173,762)	20.00	(15,228)	19.70
Forfeited/expired/cancelled	(28,166)	31.52	(3,198)	27.75	(6,898)	43.87
Outstanding at May 27, 2018	581,875	$36.84	285,652	$28.54	160,270	$39.82
Granted (b)	215,382	$70.22	—	$—	98,414	$69.82
Performance condition adjustment (d)	—	—	—	—	97,803	40.35
Vested (c)	(141,567)	29.96	(157,167)	28.61	(42,206)	27.32
Forfeited/expired/cancelled	(14,670)	54.61	(7,675)	30.55	—	—
Outstanding at May 26, 2019	641,020	$49.17	120,810	$28.33	314,281	$51.06

(a)

In connection with the Separation, outstanding Conagra RSUs and Performance Shares granted to Lamb Weston employees and non-employee directors under Conagra’s equity incentive plans were adjusted and converted into Lamb Weston stock awards under the Stock Plan. The awards were adjusted and converted in a manner intended to preserve the aggregate intrinsic value of the original Conagra equity award and are subject to substantially the same terms and conditions after the Separation as the terms and conditions applicable to the original Conagra award prior to the Separation Date.

(b)	Granted represents new grants and dividend equivalents accrued.

(c)

The aggregate fair value of awards that vested in fiscal 2019, 2018 and 2017 was $24.7 million, $16.6 million and $0.7 million, respectively, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

(d)	Amount represents adjustment for performance results attained on Performance Shares during fiscal 2019 and 2018.

Stock Options

We have historically granted options to employees for the purchase of stock at exercise prices equal to the fair market value of the underlying stock on the date of grant. Options generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years. We do not expect to issue new stock option awards under our Stock Plan.

The following table summarizes stock option activity for fiscal 2019, 2018 and 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	(per share)	Term (Years)	(in millions)
Outstanding at May 29, 2016	—	—
Converted on November 9, 2016 (a)	607,420	$23.60
Granted	146,514	35.15
Exercised	(22,896)	21.90
Forfeited/cancelled	(10,211)	30.68
Outstanding at May 28, 2017	720,827	$25.90	7.4	$14.2
Granted	56,496	$43.82
Exercised	(125,717)	17.47
Forfeited/cancelled	—	—
Outstanding at May 27, 2018	651,606	$29.08	7.3	$23.7
Granted	—	$—
Exercised	(75,076)	26.22
Forfeited/cancelled	(1,427)	30.67
Outstanding at May 26, 2019	575,103	$29.45	6.4	$18.8

Exercisable at May 26, 2019	476,628	$27.93	6.1	$16.3	(b)

(a)

In connection with the Separation, outstanding Conagra stock options granted to Lamb Weston employees and non-employee directors under Conagra’s equity incentive plans were adjusted and converted into Lamb Weston stock awards under the Stock Plan. The awards were adjusted and converted in a manner intended to preserve the aggregate intrinsic value of the original Conagra equity award and are subject to substantially the same terms and conditions after the Separation as the terms and conditions applicable to the original Conagra award prior to the Separation Date.

(b)

The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2019 fourth quarter, or May 24, 2019, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the fiscal year. The amount changes based on the fair market value of our common stock.

Compensation Expense

Our share-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for share-based awards recognized in the Combined and Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	For the Fiscal Years Ended May
	2019	2018	2017
Stock-settled RSUs	$10.2	$7.9	$4.0
Performance Shares	8.3	4.4	1.1
Stock options	0.3	1.2	0.6
Stock-settled compensation expense	18.8	13.5	5.7
Cash-settled RSUs (a)	3.3	8.8	9.7
Total compensation expense	22.1	22.3	15.4
Income tax benefit (b)	(5.1)	(6.9)	(5.7)
Total compensation expense, net of tax benefit	$17.0	$15.4	$9.7

(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at May 26, 2019, total unrecognized compensation expense related to stock-based awards was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock-settled RSUs	$15.2	1.8
Cash-settled RSUs	0.3	0.1
Performance shares	12.2	1.7
Stock options	0.1	0.5
Total unrecognized compensation expense	$27.8	1.8

12.   FAIR VALUE MEASUREMENTS

FASB guidance establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted market prices in active markets for identical assets or liabilities,

Level 2—Observable market-based inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, and

Level 3—Unobservable inputs for the asset or liability reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 26, 2019 and May 27, 2018 (dollars in millions):

	As of May 26, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets	$11.8	$5.3	$—	$17.1
Deferred compensation assets	0.5	—	—	0.5
Derivative assets (a)	—	0.4	—	0.4
Total assets	$12.3	$5.7	$—	$18.0
Liabilities:
Derivative liabilities (a)	$—	$3.8	$—	$3.8
Deferred compensation liabilities (b)	—	15.1	—	15.1
Total liabilities	$—	$18.9	$—	$18.9

	As of May 27, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets	$14.8	$2.5	$—	$17.3
Deferred compensation assets	0.5	—	—	0.5
Derivative assets (a)	—	0.8	—	0.8
Total assets	$15.3	$3.3	$—	$18.6
Liabilities:
Derivative liabilities (a)	$—	$1.4	$—	$1.4
Deferred compensation liabilities (b)	—	12.4	—	12.4
Total liabilities	$—	$13.8	$—	$13.8

(a)

The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts.

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

At May 26, 2019, we had $1,666.0 million of fixed-rate and $607.5 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at May 26, 2019 was estimated to be $1,679.4 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy that is described above. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

13.   STOCKHOLDERS’ EQUITY

In connection with the Separation, we amended and restated our certificate of incorporation to authorize 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 146,069,033 shares of common stock issued and outstanding as of May 26, 2019. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding on May 26, 2019.

Share Repurchase Program

On December 20, 2018, the Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. During fiscal 2019, we purchased 458,749 shares for $31.8 million, or a weighted-average price of $69.40 per share.

Dividends

During fiscal 2019, 2018 and 2017, we paid $113.3 million, $110.2 million and $27.4 million, respectively, of dividends to common stockholders. On July 18, 2019, our Board of Directors declared a dividend of $0.20 per share of common stock. The dividend will be paid on August 30, 2019, to stockholders of record as of the close of business on August 2, 2019.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income includes net income, currency translation adjustments, and changes in prior service cost and net actuarial gains (losses) from pension and post-retirement benefit plans. We generally deem our foreign investments to be indefinite in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to the U.S. dollar. If we determine that a foreign investment, as well as undistributed earnings, are no longer indefinite in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
	Gains (Losses)	Benefits		Loss
Balance as of May 27, 2018	$(1.2)	$(3.1)		$(4.3)
Other comprehensive income before reclassifications, net of tax	(19.1)	(2.5)		(21.6)
Amounts reclassified out of AOCI, net of tax	—	0.6	(a)	0.6
Net current-period other comprehensive income (loss)	(19.1)	(1.9)		(21.0)
Balance as of May 26, 2019	$(20.3)	$(5.0)		$(25.3)

(a)

These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 10, Employee Benefit Plans and Other Post-Retirement Benefits, for additional information.

14.    RELATED PARTY TRANSACTIONS

Prior to the Separation, our business was included in the Commercial Foods segment of Conagra. As a result, our transactions with Conagra were considered related party transactions. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements that governed our relationships with Conagra following the Separation, including a transition services agreement, employee matters agreement, trademark license agreement and the tax matters agreement. Under the transition services agreement, Conagra provided a number of corporate staff services to us based on direct and indirect costs associated with rendering those services. The services included information technology, accounting, and human resource services. In April 2018, we concluded our transition services agreement with Conagra. The fiscal years ended May 27, 2018 and May 28, 2017 included $2.4 million and $4.2 million, respectively, of expenses related to the transition services agreement.

Prior to the Separation Date, Conagra allocated certain selling, general and administrative costs to Lamb Weston based on specific metrics correlated with the cost of services it provided or costs incurred on behalf of the Company (e.g., employee headcount, net sales, and square footage of office space). Allocations based upon these metrics resulted in $7.7 million of selling, general and administrative costs allocated to Lamb Weston in fiscal 2017. Beginning in fiscal 2017, certain departmental charges, which were previously allocated, were directly absorbed by Lamb Weston.

The above allocations were consistent with historical allocations for Lamb Weston; however, Conagra did not historically allocate certain other corporate costs to its various segments. For any remaining indirect corporate costs that supported Lamb Weston, Conagra allocated additional selling, general and administrative costs using an equal weighting between Lamb Weston product contribution margin (net sales less cost of sales and advertising and promotion expenses) and Lamb Weston total assets relative to consolidated Conagra product contribution margin and total assets. Allocations of indirect corporate costs were $17.3 million of selling, general and administrative costs in fiscal 2017. Although it is not practicable to estimate what such costs would have been if Lamb Weston had operated as a separate public company, Lamb Weston considers such allocations to have been made on a reasonable basis. The allocations discussed above ceased after the Separation Date.

The Combined and Consolidated Statements of Earnings for the periods up to the Separation Date, include only the specific interest expense of the legal entities that comprise Lamb Weston, and do not include any allocated interest expense of Conagra.

Included in fiscal 2017 net sales are sales to Conagra of $8.4 million. The related cost of sales were $3.4 million. Lamb Weston also made purchases from Conagra of $7.9 million in fiscal 2017.

15.    SEGMENTS

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

	For the Fiscal Years Ended May
(in millions)	2019	2018	2017
Net sales
Global	$1,961.5	$1,744.2	$1,624.8
Foodservice	1,156.1	1,099.1	1,030.0
Retail	498.3	449.2	384.9
Other	140.6	131.2	128.3
Total net sales	3,756.5	3,423.7	3,168.0
Product contribution margin (a)
Global	446.3	375.7	338.6
Foodservice	402.4	365.9	330.7
Retail	98.8	87.3	77.6
Other (b)	23.6	19.0	9.3
Total product contribution margin	971.1	847.9	756.2
Other selling, general and administrative expenses (a) (c)	302.7	267.8	237.9
Income from operations	668.4	580.1	518.3
Interest expense, net	107.1	108.8	61.2
Income tax expense (d)	133.6	121.2	170.2
Equity method investment earnings	59.5	83.6	53.3
Net income	487.2	433.7	340.2
Less: Income attributable to noncontrolling interests (e)	8.6	16.9	13.3
Net income attributable to Lamb Weston Holdings, Inc.	$478.6	$416.8	$326.9

(a)

Product contribution margin is defined as net sales, less cost of sales and advertising and promotion expenses. Other selling, general and administrative expenses include all selling, general and administrative expenses other than advertising and promotion expenses.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

(c)	Fiscal 2018 includes $8.7 million of pre-tax expenses related to the Separation, primarily related to professional fees and employee-related costs.

Fiscal 2017 includes $26.5 million of pre-tax expenses related to the Separation, primarily related to professional fees, and a $3.1 million non-cash pre-tax gain on assets received during the period.

(d)

In fiscal 2019, the Tax Act decreased income tax expense and increased net income by $27.2 million, or $0.19 per share, including a $24.8 million, or $0.17 per share, tax benefit related to a lower U.S. corporate tax rate and a $2.4 million, or $0.02 per share, benefit from the true-up of the transition tax on previously untaxed foreign earnings. Since our fiscal year-end is the last Sunday in May, in fiscal 2018, we phased in the impact of the lower tax rate, resulting in a U.S. corporate tax rate of 29.3%, compared with 21% in fiscal 2019. We completed our analysis of the one-time impacts of the Tax Act in fiscal 2019.

In connection with our initial analysis of the impact of the Tax Act in fiscal 2018, we decreased income tax expense and increased net income $64.7 million, or $0.44 per share. This included a $28.4 million, or $0.19 per share net benefit for one-time items, including a $39.9 million net provisional tax benefit from the estimated impact of remeasuring our net U.S. deferred tax liabilities with a new lower federal tax rate, partially offset by an $11.5 million transition tax on our previously untaxed foreign earnings. It also included a $36.3 million, or $0.25 per share, tax benefit related to a lower U.S. corporate tax rate. In fiscal 2018, we phased in the impact of the lower tax rate, resulting in a 29.3% U.S. corporate tax rate in fiscal 2018, compared with 35% in fiscal 2017.

(e)

On November 2, 2018, we entered into the BSW Agreement to acquire the remaining 50.01% interest in our Lamb Weston BSW joint venture. The Combined and Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. See Note 7, Investments in Joint Ventures, for more information.

Assets by Segment

The manufacturing assets of Lamb Weston are shared across all reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.

Concentrations

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10% of our net sales in fiscal 2019 and 11% of our net sales in both fiscal 2018 and 2017. Accounts receivable from one customer accounted for 12% of our consolidated accounts receivable at May 27, 2018. No customer accounted for 10% of our consolidated accounts receivable at May 26, 2019.

Other Information

The net sales of each of our Global, Foodservice, and Retail reporting segments are comprised of sales of frozen potato and frozen sweet potato products. The net sales of our Other reporting segment included vegetable sales of $88.5 million, $81.7 million, and $81.6 million, various byproduct sales of $40.2 million, $38.1 million, and $35.4 million, and dairy product sales of $11.9 million, $11.5 million, and $11.3 million in fiscal 2019, 2018, and 2017, respectively.

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations in fiscal 2019, 2018, and 2017. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were $742.7 million, $665.8 million, and $663.5 million in fiscal 2019, 2018, and 2017, respectively. Our long-lived assets located outside of the United States are not significant.

Labor

At May 26, 2019, we had approximately 7,600 employees, excluding our joint ventures. Approximately 700 of these employees work outside of the United States. Approximately 32% of our hourly employees are parties to collective bargaining agreements on terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times throughout the next several years. Approximately 32% expire in fiscal 2020. As these agreements expire, we believe they will be renegotiated on terms satisfactory to us.

16.   COMMITMENTS, CONTINGENCIES, GUARANTEES, AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 9, Debt and Financing Obligations), lease obligations, purchase commitments for goods and services, and legal proceedings (discussed below).

Capital Commitments

We had capital commitments of approximately $41.5 million and $158.7 million as of May 26, 2019 and May 27, 2018, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Lease Obligations

We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense for operating leases was $63.1 million, $62.8 million, and $63.0 million in fiscal 2019, 2018, and 2017, respectively.

The minimum lease payments under non-cancellable operating leases with lease terms in excess of one year are as follows (dollars in millions):

2020	$18.6
2021	16.5
2022	15.7
2023	10.5
2024	8.6
Thereafter	26.6
Total	$96.5

For more information on our operating lease obligations upon the adoption of ASC 842, Leases, in fiscal 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Obligations and Commitments” of this Form 10-K.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At May 26, 2019, we were not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If the fair value of such liability becomes material, we will accrue for it at that time.

Lamb Weston is a party to various potato purchase supply agreements with partner growers, under which they deliver their potato crop from the contracted acres to Lamb Weston during the harvest season, and pursuant to the potato supply agreements, pricing for this inventory is determined after delivery, taking into account crop size and quality, among other factors. Lamb Weston paid $152.0 million, $132.8 million, and $150.8 million in fiscal 2019, 2018, and 2017, respectively, under the terms of the potato supply agreements. Amounts paid are initially recorded in inventory and charged to cost of sales as related inventories are produced and subsequently sold. Under the terms of these potato supply agreements, Lamb Weston has guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 26, 2019, Lamb Weston has effectively guaranteed $26.4 million of supplier loans. Lamb Weston has not established a liability for these guarantees, as Lamb Weston has determined that the likelihood of Lamb Weston’s required performance under the guarantees is remote. Under certain other potato supply agreements, Lamb Weston makes advances to growers prior to the delivery of potatoes. The aggregate amounts of these advances were $36.5 million and $24.6 million at May 26, 2019 and May 27, 2018, respectively.

Lamb Weston and Lamb Weston’s partner are jointly and severally liable for all legal liabilities of Lamb-Weston/Meijer. See Note 7, Investments in Joint Ventures, for further information on Lamb-Weston/Meijer’s liabilities and capital structure.

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

17.   QUARTERLY FINANCIAL DATA (unaudited; dollars in millions, except per-share amounts)

	2019 (a)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$914.9	$911.4	$926.8	$1,003.4
Gross profit	230.6	249.0	273.4	250.5
Income before income taxes and equity method earnings	125.8	147.8	166.8	120.9
Income tax expense	34.3	34.0	39.6	25.7
Net income attributable to Lamb Weston Holdings, Inc.	107.8	119.0	141.4	110.4
Earnings per share
Basic	0.73	0.74	0.96	0.76
Diluted	0.73	0.74	0.95	0.75
Dividends declared	0.19125	0.19125	0.20000	0.20000

	2018 (a)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$817.5	$824.6	$863.4	$918.2
Gross profit	196.3	208.2	242.3	232.7
Income before income taxes and equity method earnings	112.4	112.4	140.7	105.8
Income tax expense	44.1	41.5	7.5	28.1
Net income attributable to Lamb Weston Holdings, Inc.	83.4	76.6	156.8	100.0
Earnings per share
Basic	0.56	0.52	1.07	0.68
Diluted	0.56	0.52	1.06	0.68
Dividends declared	0.18750	0.18750	0.19125	0.19125

(a)	The sum of quarterly amounts may not agree to our annual results due to rounding.

The first and second quarters of fiscal 2019, included a $14.0 million and $15.4 million benefit, respectively, related to lower U.S. corporate tax rates as part of the Tax Act. The third quarter of fiscal 2019 included $6.4 million expense; approximately $7.4 million of expense related to a higher U.S. corporate tax related to the timing of the Tax Act, offset partially by a $1.0 million benefit for the estimated true-up of the transition tax under the Tax Act. The fourth quarter of fiscal 2019 included a $4.2 million benefit related to the Tax Act; approximately $2.8 million relates to a lower U.S. corporate tax rate and $1.4 million relates to the true-up of the transition tax under the Tax Act.

The third and fourth quarters of fiscal 2018 included a $47.0 million and $17.7 million benefit, respectively, related to the Tax Act; approximately $23.0 million and $13.3 million, respectively, relates to a lower U.S. corporate tax rate and $24.0 million and $4.4 million, respectively, relate to the provisional impacts of remeasuring our net U.S. deferred tax liabilities with the new lower statutory rate, partially offset by the estimate of transition tax on our previously untaxed foreign earnings.

The first, second, third, and fourth quarters of fiscal 2018 included $2.2 million ($1.4 million net of taxes), $4.0 million ($2.5 million net taxes), $1.7 million ($1.2 million net of taxes), and $0.8 million ($0.6 million net of taxes), respectively, of expenses related to the Separation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the  “Exchange Act”),  as of May 26, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, which is described below.

Following identification of the material weakness and prior to the filing of this Form 10-K, management performed additional substantive procedures for the year ended May 26, 2019. Taking these additional procedures into account, management believes that the consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Further, our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. In addition, KPMG LLP issued an unqualified opinion on our combined and consolidated financial statements, which is included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) and 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•    provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP;

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 26, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management identified a material weakness in information technology general controls (“ITGCs”) in the area of application support team access to an information technology system (“IT System”) that supports process controls and information used in our financial reporting processes. As a result of this ITGC deficiency, automated controls that depend on the effective operation of the ITGCs and manual business process controls that are dependent upon the completeness and accuracy of information derived from the affected IT System were also considered to be ineffective.

The material weakness resulted from ineffective communication of internal control responsibilities that prevented the timely termination of temporary access to the IT System that was granted to certain authorized members of our application support team.  The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. However, because the material weakness creates a reasonable possibility that a material misstatement to our financial statements would not be prevented or detected on a timely basis, management concluded that, as of May 26, 2019, our internal control over financial reporting was not effective.

Our independent registered public accounting firm, KPMG LLP, issued an adverse audit report on the effectiveness of our internal control over financial reporting. Their report is included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Remediation

Management is taking steps to remediate the ITGC deficiency, including enhancing its communication of internal control responsibilities to ensure the timely termination of access to the IT System when granted on a temporary basis to authorized members of our application support team. The weakness will not be considered remediated until the applicable control operates for a sufficient period of time and management has concluded, through testing, that the control objective is achieved. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, it is possible that material misstatements in our interim or annual financial statements could occur in the future.  In addition, any such unremediated material weakness could have the effects described in “Item 1A, Risk Factors” in this Form 10-K.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified during the quarter ended May 26, 2019, there have been no other changes in our internal control over financial reporting (as defined in Rules 13-a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is included under the headings “Information About Our Executive Officers” and “Ethics and Governance” in Part 1, Item 1 of this Form 10-K, and will be included under the headings “Item 1. Election of Directors,” “Corporate Governance – Code of Conduct and Code of Ethics for Senior Corporate Financial Officers,” “Corporate Governance – Delinquent Section 16(a) Reports,” and “Board Committees and Membership – Audit and Finance Committee” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on September 26, 2019 (“2019 Proxy Statement”). This information from the 2019 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included under the headings “Board Committees and Membership – Compensation Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in our 2019 Proxy Statement. This information is incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year ended May 26, 2019.

Column
	A	B	C
Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding	Equity Compensation Plans
	Warrants, and Rights	Options, Warrants, and	(Excluding Securities
Plan Category	(a)	Rights (b)	Reflected in Column A) (c)
Equity compensation plans approved by securityholders	1,620,149	$25.99	7,768,264
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	1,620,149	$25.99	7,768,264

(a)

Includes outstanding stock options, RSUs and performance shares (assuming the target performance payout level) granted under the Lamb Weston Holdings, Inc. 2016 Stock Plan (the “2016 Stock Plan”). Awards granted to Lamb Weston employees prior to the spinoff were made by Conagra under its stockholder-approved equity plans and were adjusted and converted into Lamb Weston equity awards under the 2016 Stock Plan in connection with the spinoff. This number also includes shares payable with respect to certain compensation deferred under the Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan and the Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan. The number of securities to be issued excludes options that were exercised but not settled with our stock transfer agent as of May 26, 2019.

(b)	Weighted average exercise price of outstanding stock options only.

(c)	Represents shares available for issuance under the 2016 Stock Plan.

Information related to the security ownership of certain beneficial owners, directors and management will be included in our 2019 Proxy Statement under the heading “Information on Stock Ownership” and is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Related Party Transactions” in our 2019 Proxy Statement. This information is incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included under the heading “Board Committees and Membership – Audit and Finance Committee” in our 2019 Proxy Statement. This information is incorporated by reference into this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as part of this report:

1.	Financial Statements

All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10‑K.

2.	Financial Statement Schedules

The following consolidated financial statement schedule for fiscal 2019, 2018, and 2017 is included in this report.

Schedule II – Lamb Weston - Valuation and Qualifying Accounts (dollars in millions).

		Additions
		Charged
	Balance	to Costs,		Deductions		Balance
	Beginning of	Expenses		from		End of
	Year	and Equity		Reserves		Year
Year ended May 26, 2019
Deferred tax asset valuation allowance	$62.0	$3.7		$1.1		$64.6

Year ended May 27, 2018
Deferred tax asset valuation allowance	$98.4	$—		$36.4	(a)	$62.0

Year ended May 28, 2017
Deferred tax asset valuation allowance	$12.3	$86.1	(b)	$—		$98.4

(a)	Includes $31.2 million reduction resulting from the revaluation of U.S. deferred tax assets to the new 21% federal statutory tax rate as a result of the Tax Act.

(b)

Includes $83.3 million of additions charged to equity; primarily due to the step-up in tax basis of certain assets in connection with our Separation from Conagra. See Note 5, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

All other schedules are omitted because they are not applicable or not material, not required, or because the required information is included in the consolidated financial statements or the accompanying notes to financial statements, and therefore, have been omitted.

b)	The following exhibits are filed as part of, or incorporated by reference into, this Form 10‑K:

Exhibit No.	Descriptions

2.1

Separation and Distribution Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 2.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)*

3.1

Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

3.2

Amended and Restated Bylaws of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

4.1

2024 Notes Indenture, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2024 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

4.2

2026 Notes Indenture, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2026 Notes), incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

4.3	Description of Lamb Weston Holdings, Inc.’s Securities

10.1

Tax Matters Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

10.2

Employee Matters Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

10.3

Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

10.4

Credit Agreement, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.5 of Lamb Weston Holdings, Inc.’s Current Report on Form 8‑K filed on November 10, 2016 (File No. 001‑37830)

10.5

Amendment No. 2, dated as of December 1, 2017, to Credit Agreement, dated as of November 9, 2016, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)

10.6

Amendment No. 3, dated as of June 25, 2019, to Credit Agreement, dated as of November 9, 2016, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2019 (File No. 001-37830)

10.7

Credit Agreement, dated as of June 28, 2019, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Northwest Farm Credit Services, PCA, as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2019 (File No. 001-37830)

10.8

Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)**

10.9

Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan, incorporated herein by reference to Exhibit 10.7 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.10

Form of Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan Participation Agreement, incorporated herein by reference to Exhibit 10.8 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.11

Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)**

10.12

Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.4 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)**

10.13

Letter Agreement, dated as of August 25, 2016, between ConAgra Foods, Inc. and Micheline C. Carter, incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001‑37830)**

10.14

Letter Agreement, dated as of September 15, 2016, between ConAgra Foods, Inc. and Eryk J. Spytek, incorporated by reference to Exhibit 10.12 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001‑37830)**

10.15

Letter Agreement, dated as of November 9, 2016, between Lamb Weston Holdings, Inc. and Robert M. McNutt, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 17, 2016 (File No. 001-37830)**

10.16

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Cash-settled) (pre-March 2017), incorporated herein by reference to Exhibit 10.12 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)**

10.17

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (pre-March 2017), incorporated herein by reference to Exhibit 10.13 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)**

10.18

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (pre-March 2017), incorporated herein by reference to Exhibit 10.14 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)**

10.19

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Cash-settled) (post-July 2017), incorporated herein by reference to Exhibit 10.21 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.20

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (post-July 2017), incorporated herein by reference to Exhibit 10.22 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.21

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-March 2017), incorporated herein by reference to Exhibit 10.23 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.22

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (pre-September 2017), incorporated herein by reference to Exhibit 10.24 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.23

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (post-September 2017), incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)**

10.24

Form of Lamb Weston Holdings, Inc. Performance Share Agreement, incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)**

21.1	Subsidiaries of Lamb Weston Holdings, Inc.

23.1	Consent of KPMG LLP

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.1

The following materials from Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K for the year ended May 26, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Combined and Consolidated Statements of Earnings, (ii) the Combined and Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Combined and Consolidated Statements of Stockholders' Equity, (v) the Combined and Consolidated Statements of Cash Flows, (vi) Notes to Combined and Consolidated Financial Statements, and (vii) document and entity information.

*     Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits and schedules upon request.

**   Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.
LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT
Robert M. McNutt
Senior Vice President and Chief Financial Officer

	Date:	July 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS P. WERNER	President and Chief Executive Officer and Director (Principal Executive Officer)	July 25, 2019
Thomas P. Werner

/s/ ROBERT M. MCNUTT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 25, 2019
Robert M. McNutt

/s/ BERNADETTE M. MADARIETA	Vice President and Controller (Principal Accounting Officer)	July 25, 2019
Bernadette M. Madarieta

/s/ PETER J. BENSEN	Director	July 25, 2019
Peter J. Bensen

/s/ CHARLES A. BLIXT	Director	July 25, 2019
Charles A. Blixt

/s/ ANDRÉ J. HAWAUX	Director	July 25, 2019
André J. Hawaux

/s/ WILLIAM G. JURGENSEN	Director	July 25, 2019
William G. Jurgensen

/s/ THOMAS P. MAURER	Director	July 25, 2019
Thomas P. Maurer

/s/ HALA G. MODDELMOG	Director	July 25, 2019
Hala G. Moddelmog

/s/ ANDREW J. SCHINDLER	Director	July 25, 2019
Andrew J. Schindler

/s/ MARIA RENNA SHARPE	Director	July 25, 2019
Maria Renna Sharpe