Form 10-Q
period 2019-08-25
Lamb Weston Holdings, Inc.
filed 2019-10-02
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2019

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

As of September 27, 2019, the Registrant had 146,062,722 shares of common stock, par value $1.00 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, dollars in millions, except per share amounts)

	Thirteen Weeks Ended
	August 25,	August 26,
	2019	2018
Net sales	$989.0	$914.9
Cost of sales	740.4	684.3
Gross profit	248.6	230.6
Selling, general and administrative expenses	78.6	78.0
Income from operations	170.0	152.6
Interest expense, net	28.2	26.8
Income before income taxes and equity method earnings	141.8	125.8
Income tax expense	36.7	34.3
Equity method investment earnings	10.6	19.9
Net income	115.7	111.4
Less: Income attributable to noncontrolling interests	—	3.6
Net income attributable to Lamb Weston Holdings, Inc.	$115.7	$107.8
Earnings per share
Basic	$0.79	$0.73
Diluted	$0.79	$0.73

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 25, 2019			August 26, 2018
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$152.4	$(36.7)	$115.7	$145.7	$(34.3)	$111.4
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.2	—	0.2	0.2	(0.1)	0.1
Unrealized currency translation losses	(9.1)	—	(9.1)	(4.3)	—	(4.3)
Comprehensive income (loss)	143.5	(36.7)	106.8	141.6	(34.4)	107.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	3.6	—	3.6
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$143.5	$(36.7)	$106.8	$138.0	$(34.4)	$103.6

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	August 25,	May 26,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$19.0	$12.2
Receivables, less allowance for doubtful accounts of $1.3 and $1.3	371.1	340.1
Inventories	466.5	498.3
Prepaid expenses and other current assets	49.6	110.9
Total current assets	906.2	961.5
Property, plant and equipment, net	1,555.1	1,597.8
Operating lease assets	160.3	—
Goodwill	306.4	205.9
Intangible assets, net	40.4	37.6
Equity method investments	225.5	224.6
Other assets	28.7	20.7
Total assets	$3,222.6	$3,048.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$8.4
Current portion of long-term debt and financing obligations	36.5	38.0
Accounts payable	284.9	289.2
Accrued liabilities	218.7	217.2
Total current liabilities	540.1	552.8
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,210.1	2,280.2
Deferred income taxes	143.5	125.7
Other noncurrent liabilities	236.6	94.0
Total long-term liabilities	2,590.2	2,499.9
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,760,237 and 146,654,827 shares issued	146.8	146.7
Additional distributed capital	(884.7)	(890.3)
Retained earnings	911.1	803.6
Accumulated other comprehensive loss	(34.2)	(25.3)
Treasury stock, at cost, 697,515 and 585,794 common shares	(46.7)	(39.3)
Total stockholders' equity (deficit)	92.3	(4.6)
Total liabilities and stockholders’ equity	$3,222.6	$3,048.1

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended August 25, 2019 and August 26, 2018

(unaudited, dollars in millions, except shares and per share data)

				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 26, 2019	146,069,033	$146.7	$(39.3)	$(890.3)	$803.6	$(25.3)	$(4.6)
Adoption of ASC 842 leases	—	—	—	—	20.5	—	20.5
Common stock dividends declared, $0.20000 per share	—	—	—	—	(29.2)	—	(29.2)
Common stock issued	105,410	0.1	—	(0.1)	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	5.4	—	—	5.4
Repurchase of common stock and common stock withheld to cover taxes	(111,721)	—	(7.4)	—	—	—	(7.4)
Other	—	—	—	0.3	0.5	—	0.8
Comprehensive income (loss)	—	—	—	—	115.7	(8.9)	106.8
Balance at August 25, 2019	146,062,722	$146.8	$(46.7)	$(884.7)	$911.1	$(34.2)	$92.3

Balance at May 27, 2018	146,332,332	$146.4	$(2.9)	$(900.4)	$426.4	$(4.3)	$(334.8)
Adoption of ASC 606 revenue from contracts with customers	—	—	—	—	13.7	—	13.7
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(0.9)	—	—	(0.9)
Common stock dividends declared, $0.19125 per share	—	—	—	—	(28.0)	—	(28.0)
Common stock issued	169,467	0.2	—	0.6	—	—	0.8
Stock-settled, stock-based compensation expense	—	—	—	4.2	—	—	4.2
Common stock withheld to cover taxes	(54,043)	—	(3.9)	—	—	—	(3.9)
Other	—	—	—	0.1	(0.2)	—	(0.1)
Comprehensive income (loss)	—	—	—	—	107.8	(4.2)	103.6
Balance at August 26, 2018	146,447,756	$146.6	$(6.8)	$(896.4)	$519.7	$(8.5)	$(245.4)

See Condensed Notes to Consolidated Financial Statements

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirteen Weeks Ended
	August 25,	August 26,
	2019	2018
Cash flows from operating activities
Net income	$115.7	$111.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	46.0	38.6
Stock-settled, stock-based compensation expense	5.4	4.2
Earnings of joint ventures in excess of distributions	(0.5)	(3.2)
Deferred income taxes	10.3	13.9
Other	5.6	3.1
Changes in operating assets and liabilities, net of acquisition:
Receivables	(27.0)	(18.6)
Inventories	35.6	33.2
Income taxes payable/receivable, net	24.8	9.5
Prepaid expenses and other current assets	43.3	41.1
Accounts payable	7.7	17.1
Accrued liabilities	(28.4)	(22.4)
Net cash provided by operating activities	$238.5	$227.9
Cash flows from investing activities
Additions to property, plant and equipment	(50.3)	(87.0)
Acquisition of business, net of cash acquired	(116.9)	—
Other	(9.5)	0.2
Net cash used for investing activities	$(176.7)	$(86.8)
Cash flows from financing activities
Proceeds from issuance of debt	299.3	—
Debt repayments	(309.0)	(10.9)
Dividends paid	(29.2)	(28.0)
Payments of short-term borrowings	(8.3)	(1.0)
Repurchase of common stock and common stock withheld to cover taxes	(7.4)	(3.9)
Cash distributions paid to noncontrolling interest	—	(2.9)
Other	(0.3)	0.8
Net cash used for financing activities	$(54.9)	$(45.9)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Net increase in cash and cash equivalents	6.8	94.9
Cash and cash equivalents, beginning of the period	12.2	55.6
Cash and cash equivalents, end of period	$19.0	$150.5

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

Basis of Presentation

The unaudited quarterly Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen weeks ended August 25, 2019 and August 26, 2018, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May. These quarterly financial statements and condensed notes should be read together with the combined and consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 25, 2019.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.

Revenue from Contracts with Customers

Generally, we recognize revenue on a point in time basis when the customer takes title to the goods and assumes the risks, rewards, or control of the goods. For customized products, we recognize revenue as the products are produced and we have a purchase order providing a legally enforceable right to payment for the goods.

New and Recently Issued Accounting Standards

Accounting Standards Adopted

Effective May 27, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases, and its related amendments, collectively known as Accounting Standards Codification (“ASC”) Topic 842, Leases, (“ASC 842”) using the modified retrospective transition method, which among other things, allows us to elect an optional transition method to apply the new lease standard through a cumulative effect adjustment in the period of adoption. The new guidance requires both classifications of leases, operating and finance, to be recognized on the balance sheet. The new guidance also results in a change in the naming convention for leases historically classified as capital leases. Under the new guidance, these leases are now referred to as finance leases.

We adopted the guidance by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application and as a result did not recast prior periods presented in the Consolidated Financial Statements. We elected to adopt certain of the optional practical expedients, including electing to not reassess lease classification, initial direct costs of existing leases, or whether existing contracts contain a lease. In addition, we elected to account for each contract’s lease and non-lease components as a single lease component.

The adoption of the new standard resulted in the recognition of operating lease assets of $154.1 million and operating lease liabilities of $155.5 million. Included in the measurement of the new operating lease assets is the reclassification of certain balances, including those historically recorded as deferred rent. The adoption also resulted in a cumulative effect transitional adjustment of $26.6 million ($20.5 million, net of tax) to increase retained earnings, as a result of the elimination of a deferred gain related to a sale leaseback and the elimination of $38.7 million of property, plant and equipment and $65.3 million of lease financing obligations also related to a sale leaseback. The adoption did not have a material impact on our results of operations or cash flows. See Note 6, Leases, for more information.

Accounting Standards Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project. This guidance is effective for our fiscal 2022 (beginning May 31, 2021) with early adoption permitted. The adoption of this standard is not expected to have a significant impact on our financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions, except per share amounts):

	Thirteen Weeks Ended
	August 25,	August 26,
	2019	2018
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$115.7	$107.8
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated, net of tax benefits (a)	—	0.9
Net income available to Lamb Weston common stockholders	$115.7	$106.9

Denominator:
Basic weighted average common shares outstanding	146.2	146.5
Add: Dilutive effect of employee incentive plans (b)	0.8	0.7
Diluted weighted average common shares outstanding	147.0	147.2

Earnings per share (a)
Basic	$0.79	$0.73
Diluted	$0.79	$0.73
(a)	On November 2, 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”). Our Consolidated Statement of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018.

(b)	Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of August 25, 2019, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of August 26, 2018, we did not have any stock-based awards that were antidilutive.

3.    INCOME TAXES

Income tax expense for the thirteen weeks ended August 25, 2019 and August 26, 2018, was $36.7 million and $34.3 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 24.1% and 23.5% for the thirteen weeks ended August 25, 2019 and August 26, 2018, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Income Taxes Paid

Income taxes paid, net of refunds, were $1.5 million and $10.5 million during the thirteen weeks ended August 25, 2019 and August 26, 2018, respectively.

Unrecognized Tax Benefits

There have been no material changes to the unrecognized tax benefits disclosed in Note 5, Income Taxes, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K, and we do not expect any significant changes to unrecognized tax benefits in the next 12 months.

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	August 25,	May 26,
	2019	2019
Raw materials and packaging	$59.6	$93.1
Finished goods	372.7	371.4
Supplies and other	34.2	33.8
Inventories	$466.5	$498.3

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows (dollars in millions):

	August 25,	May 26,
	2019	2019
Land and land improvements (a)	$106.8	$142.2
Buildings, machinery, and equipment	2,563.1	2,542.3
Furniture, fixtures, office equipment, and other	106.6	105.2
Construction in progress	89.7	84.8
Property, plant and equipment, at cost	2,866.2	2,874.5
Less accumulated depreciation	(1,311.1)	(1,276.7)
Property, plant and equipment, net	$1,555.1	$1,597.8
(a)	On May 27, 2019, we adopted ASC 842 and we eliminated $38.7 million of land, related to a sale leaseback, as part of the cumulative effect transition adjustment. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

Depreciation expense was $42.6 million and $36.8 million for the thirteen weeks ended August 25, 2019 and August 26, 2018, respectively. At August 25, 2019 and May 26, 2019, purchases of property, plant and equipment included in accounts payable were $12.9 million and $27.1 million, respectively.

The amounts of interest capitalized in construction in progress for the thirteen weeks ended August 25, 2019 and August 26, 2018, were $0.5 million and $1.4 million, respectively.

6.    LEASES

We lease various real estate, including certain operating facilities, warehouses, office space, and land. We also lease material handling equipment, vehicles, and certain other equipment. Our leases have remaining lease terms of one to 21 years. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized as costs are incurred.

Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. Effective May 27, 2019, operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term. Our leases may include options to extend or terminate these leases. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in lease assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance.

The components of total lease costs, net of an insignificant amount of sublease income, consisted of the following (dollars in millions):

	Thirteen Weeks Ended
	August 25, 2019 (a)
	Operating	Finance
	Leases	Leases	Total
Operating lease costs	$4.8	$—	$4.8
Short-term, variable, and other lease costs, net	2.0	—	2.0
Amortization of lease assets	—	0.7	0.7
Interest on lease liabilities	—	0.2	0.2
Total lease costs, net	$6.8	$0.9	$7.7
(a)	Supply-chain-related lease costs are included in “Cost of sales” and the remainder is recorded in “Selling, general, and administrative expenses.” Interest on lease liabilities is recorded in “Interest expense, net,” in our Consolidated Statement of Earnings.

The following table summarizes the amounts related to operating and finance leases, with terms greater than one year, recorded on the Consolidated Balance Sheet (dollars in millions):

	As of August 25, 2019
	Operating	Finance
	Leases	Leases	Total
Assets:
Operating lease assets	$160.3	$—	$160.3
Property, plant and equipment, net (a)	—	12.3	12.3
Total leased assets	$160.3	$12.3	$172.6

Liabilities:
Lease liabilities due within one year:
Accrued liabilities	$24.3	$—	$24.3
Current portion of long-term debt and financing obligations	—	2.8	2.8
Long-term lease liabilities:
Other noncurrent liabilities	139.1	—	139.1
Long-term debt and financing obligations, excluding current portion	—	11.2	11.2
Total lease liabilities	$163.4	$14.0	$177.4
(a)	Finance leases are net of accumulated amortization of $10.7 million.

The maturities of our lease liabilities for operating and finance leases at August 25, 2019, were as follows (dollars in millions):

	Operating	Finance
	Leases	Leases	Total
2020 (remainder of year)	$24.8	$2.5	$27.3
2021	23.4	2.9	26.3
2022	25.1	2.5	27.6
2023	17.8	1.6	19.4
2024	17.6	1.0	18.6
2025	15.9	0.9	16.8
Thereafter	73.6	5.6	79.2
Total lease payments	198.2	17.0	215.2
Less: Interest (a)	(34.8)	(3.0)	(37.8)
Present value of lease liabilities	$163.4	$14.0	$177.4

Weighted-average remaining lease term (years):	8.5	8.7
Weighted-average discount rate:	3.9%	3.9%
(a)	Since the implicit rate is not readily determinable for most of our leases, we use an incremental borrowing rate to determine the initial present value of lease payments. We use a collateralized rate and apply the rate based on the currency of the lease, which is updated quarterly for the measurement of new lease liabilities.

At May 26, 2019, minimum lease payments under non-cancellable leases with lease terms in excess of one year, and accounted for under the previous lease accounting standard, were as follows (dollars in millions):

	Operating	Capital
	Leases	Leases (a)	Total
2020	$18.6	$7.5	$26.1
2021	16.5	7.2	23.7
2022	15.7	7.2	22.9
2023	10.5	6.4	16.9
2024	8.6	5.9	14.5
Thereafter	26.6	73.5	100.1
Total lease payments	$96.5	$107.7	$204.2
Discount to present value		(28.8)	(28.8)
Total lease liability		$78.9	$175.4
Current portion of financing obligations		(4.3)	(4.3)
Long-term financing obligations, excluding current portion		$74.6	$171.1
(a)	Includes unamortized portion of a deferred gain related to a sale leaseback that was eliminated from the Consolidated Balance Sheet as part of the cumulative effect transition adjustment at adoption of ASC 842. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

Supplemental cash flow information related to leases was as follows (dollars in millions):

	Thirteen Weeks Ended
	August 25, 2019
	Operating	Finance
	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities:
Cash used for operating activities	$3.1	$—	$3.1
Cash used for financing activities	—	0.4	0.4
Noncash investing and financing activities:
Asset obtained in exchange for new operating lease obligations	11.0	—	11.0
Assets obtained in exchange for new finance lease obligations	—	0.8	0.8

7.    ACQUISITIONS

On July 2, 2019, we acquired 100% of the outstanding shares of a frozen potato processor in Australia for $116.9 million, plus or minus final working capital adjustments. This added approximately 70 million pounds of production capacity to our manufacturing network. Net sales, income from operations, and total assets of the acquired company are not material to our overall net sales, income from operations, and total assets. Beginning in July 2019, operating results of the acquired company are included in our Global segment.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, of which $106.3 million was allocated to goodwill (which is not deductible for tax purposes) and $3.7 million was allocated to intangible assets (to be amortized on a straight-line basis over a weighted average life of 10 years), primarily a brand name, all of which are included in the Global segment. The purchase price allocation continues to be preliminary, subject to finalizing working capital adjustments.

On December 21, 2018, we acquired 100% of the outstanding shares of another frozen potato processor in Australia for $88.6 million, net of cash acquired. This acquisition added approximately 50 million pounds of production capacity to our manufacturing network and expanded our geographic reach. Net sales, income from operations, and total assets of the acquired company are not material to our overall net sales, income from operations, and total assets. Operating results of the acquired company subsequent to December 21, 2018 have been included in our Global segment.

8.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the quarter (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 26, 2019	$147.7	$42.8	$10.9	$4.5	$205.9
Acquisition (a)	106.3	—	—	—	106.3
Foreign currency translation adjustment	(5.8)	—	—	—	(5.8)
Balance at August 25, 2019	$248.2	$42.8	$10.9	$4.5	$306.4
(a)	In July 2019, we acquired a frozen potato processor in Australia and recorded $106.3 million of goodwill in our Global Segment. See Note 7, Acquisitions, for more information.

Other identifiable intangible assets were as follows (dollars in millions):

	August 25, 2019			May 26, 2019
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	12	42.5	20.1	14	39.1	19.5
		$60.5	$20.1		$57.1	$19.5
(a)	Non-amortizing intangible assets are comprised of brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. During the thirteen weeks ended August 25, 2019 and August 26, 2018, amortization expense was $0.5 million and $0.6 million, respectively. Foreign intangible assets are affected by foreign currency translation.

9.    INVESTMENTS IN JOINT VENTURES

Variable Interest Entity - Consolidated

On November 2, 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW. Our Consolidated Statement of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. Prior to entering into the agreement, Lamb Weston BSW was considered a variable interest entity, and we determined that we were the primary beneficiary of the entity. Accordingly, we consolidated the financial statements of Lamb Weston BSW and deducted 50.01% of the operating results of the noncontrolling interests to arrive at “Net income attributable to Lamb Weston Holdings, Inc.” on our Consolidated Statements of Earnings.

Prior to November 2, 2018, Lamb Weston and Lamb Weston BSW purchased potatoes and utilized storage facilities and water treatment services from a shareholder of Ochoa. While we continue to purchase such goods and services, subsequent to November 2, 2018, the shareholder of Ochoa is no longer considered a related party. The aggregate amounts of potato purchases was $17.5 million for the thirteen weeks ended August 26, 2018. The aggregate amount of storage facilities and water treatment service costs were $1.2 million for the thirteen weeks ended August 26, 2018.

Other Investments and Variable Interest Entity - Not Consolidated

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., which is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe. We also hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. We account for these investments using equity method accounting.

The carrying value of our equity method investments, which include Lamb-Weston/Meijer and Lamb Weston RDO, at August 25, 2019 and May 26, 2019, was $225.5 million and $224.6 million, respectively. These amounts are included in “Equity method investments” on our Consolidated Balance Sheets. For the thirteen weeks ended August 25, 2019 and August 26, 2018, we had sales to our equity method investments of $7.3 million and $6.5 million, respectively, and payments to our equity method investments of $3.2 million and $2.7 million, respectively. Total dividends from our equity method investments were $10.2 million and $16.6 million for the thirteen weeks ended August 25, 2019 and August 26, 2018, respectively.

10.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	August 25,	May 26,
	2019	2019
Accrued trade promotions	$50.0	$48.6
Compensation and benefits	47.0	92.4
Dividends payable	29.2	29.2
Accrued interest	28.2	7.6
Current portion of operating lease liabilities (a)	24.3	—
Franchise, property, and sales and use taxes	11.0	8.6
Income taxes payable	8.1	0.5
Other	20.9	30.3
Accrued liabilities	$218.7	$217.2
(a)	On May 27, 2019, we adopted ASC 842, using the modified retrospective transition method. As a result, we did not recast prior period financial statements. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

11.   DEBT AND FINANCING OBLIGATIONS

At August 25, 2019 and May 26, 2019, our debt, including financing obligations was as follows (dollars in millions):

	August 25,	May 26,
	2019	2019
Short-term borrowings:
Revolving credit facility	$—	$7.2
Other credit facilities	—	1.2
	—	8.4
Long-term debt:
Term loan facility, due 2021	290.6	599.1
Term loan facility, due 2024	300.0	—
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
	2,256.6	2,265.1
Financing obligations:
4.35% lease financing obligation due May 2030 (a)	—	65.3
Lease financing obligations due on various dates through 2040 (b)	14.0	13.6
	14.0	78.9

Total debt and financing obligations	2,270.6	2,352.4
Debt issuance costs	(24.0)	(25.8)
Short-term borrowings	—	(8.4)
Current portion of long-term debt and financing obligations	(36.5)	(38.0)
Long-term debt, excluding current portion	$2,210.1	$2,280.2
(a)	On May 27, 2019, we adopted ASC 842 and we eliminated this financing obligation, related to a sale leaseback, as part of the cumulative effect transition adjustment. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

(b)	The interest rates on our lease financing obligations range from 2.95% to 3.93% as of August 25, 2019, and 2.72% to 4.33% as of May 26, 2019.

Credit Facilities

At August 25, 2019, we had no borrowings outstanding under our Revolving Credit Facility (the “Facility”) and $496.6 million of availability under the Facility, which is net of outstanding letters of credit of $3.4 million. For the thirteen weeks ended August 25, 2019, borrowings under the Facility ranged from zero to $97.9 million and the weighted average interest rate for our outstanding borrowings under the Facility was 3.8%.

New Term Loan Facility

On June 28, 2019, we amended the Credit Agreement to refinance $300.0 million of the $599.1 million term loan facility outstanding at May 26, 2019 and entered into a new credit agreement providing for a $300.0 million term loan facility (“New Term Loan Agreement”), for a lower overall interest rate, including anticipated patronage dividends. The New Term Loan Agreement bears interest, before anticipated patronage dividends, at LIBOR or the Base Rate (each as defined in the New Term Loan Agreement) plus an applicable margin ranging from 1.625% to 2.375% for LIBOR-based loans and from 0.625% to 1.375% for Base Rate-based loans, depending upon our total net leverage ratio. The borrowings under the New Term Loan Agreement mature June 28, 2024, and the covenants, events of default, and guarantees are consistent with the Facility. The New Term Loan Agreement also provides for the ability, under certain circumstances, to add incremental facilities in an aggregate amount of up to $100.0 million. In connection with the refinancing, we capitalized $1.0 million of debt issuance costs. During the thirteen weeks ended August 25, 2019, we recorded $1.7 million of expenses, in “Interest expense, net” for the write-off of debt issuance costs related to the portion of the Term loan facility due in 2021, that was paid in full.

For the thirteen weeks ended August 25, 2019 and August 26, 2018, we paid $5.7 million and $7.3 million of interest on debt, respectively.

12.   STOCK-BASED COMPENSATION

We have a stock plan that is administered by the Compensation Committee (“the Committee”) of the Board of Directors. The Committee authorizes the grants of restricted stock, restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards at the discretion of the Committee. During the thirteen weeks ended August 25, 2019, we granted 0.2 million and 0.1 million RSUs and Performance Shares, respectively, at an average grant date fair value of $67.49. As of August 25, 2019, 7.6 million shares were available for future grant under the plan.

Our share-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for share-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended
	August 25,	August 26,
	2019	2018
Stock-settled RSUs	$2.8	$2.1
Performance Shares	2.5	2.0
Stock options	0.1	0.1
Stock-settled compensation expense	5.4	4.2
Cash-settled RSUs (a)	1.0	2.1
Total compensation expense	6.4	6.3
Income tax benefit (b)	(1.5)	(1.5)
Total compensation expense, net of tax benefit	$4.9	$4.8
(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at August 25, 2019, total unrecognized compensation expense related to stock-based awards was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock-settled RSUs	$25.5	2.3
Performance Shares	17.2	2.0
Total unrecognized compensation expense	$42.7	2.2

13.   FAIR VALUE MEASUREMENTS

For information about our fair value policies, methods and assumptions used in estimating the fair value of our financial assets and liabilities, see Note 1, Nature of Operations and Summary of Significant Accounting Policies and Note 12, Fair Value Measurements, of the Notes to Combined and Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 25, 2019 and May 26, 2019 (dollars in millions):

	As of August 25, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	0.3	—	0.3
Total assets	$0.5	$0.3	$—	$0.8
Liabilities:
Derivative liabilities (a)	$—	$1.6	$—	$1.6
Deferred compensation liabilities (b)	—	17.7	—	17.7
Total liabilities	$—	$19.3	$—	$19.3

	As of May 26, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	0.4	—	0.4
Total assets	$0.5	$0.4	$—	$0.9
Liabilities:
Derivative liabilities (a)	$—	$3.8	$—	$3.8
Deferred compensation liabilities (b)	—	15.1	—	15.1
Total liabilities	$—	$18.9	$—	$18.9
(a)	The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

Non-financial assets such as intangible assets, property, plant and equipment are recorded at fair value only if an impairment is recognized. Cost and equity investments are measured at fair value on a non-recurring basis.

At August 25, 2019, we had $1,666.0 million of fixed-rate and $590.6 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at August 25, 2019, was estimated to be $1,745.0 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

14.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

On December 20, 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. During the thirteen weeks ended August 25, 2019, we repurchased 72,502 shares for $4.8 million, or a weighted-average price of $66.67 per share.

Dividends

During the thirteen weeks ended August 25, 2019, we paid $29.2 million of dividends to common stockholders. On August 30, 2019, we paid $29.2 million of dividends to stockholders of record as of the close of business on August 2, 2019. On September 26, 2019, our Board of Directors declared a dividend of $0.20 per share of common stock. The dividend will be paid on November 29, 2019 to stockholders of record as of the close of business on November 1, 2019.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parenthesis indicate losses.

	Foreign		Accumulated
	Currency	Pension and	Other
	Translation	Post-Retirement	Comprehensive
	Gains (Losses)	Benefits	Loss
Balance as of May 26, 2019	$(20.3)	$(5.0)	$(25.3)
Other comprehensive income before reclassifications, net of tax	(9.1)	—	(9.1)
Amounts reclassified out of AOCI, net of tax	—	0.2	0.2
Net current-period other comprehensive income (loss)	(9.1)	0.2	(8.9)
Balance as of August 25, 2019	$(29.4)	$(4.8)	$(34.2)

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

	Thirteen Weeks Ended
	August 25,	August 26,
(in millions)	2019	2018
Net sales
Global	$517.6	$466.8
Foodservice	305.4	297.8
Retail	129.3	116.2
Other	36.7	34.1
Total net sales	989.0	914.9
Product contribution margin (a)
Global	102.7	94.5
Foodservice	102.5	102.0
Retail	28.9	22.7
Other (b)	9.7	5.0
Total product contribution margin	243.8	224.2
Other selling, general and administrative expenses (a)	73.8	71.6
Income from operations	170.0	152.6
Interest expense, net	28.2	26.8
Income tax expense	36.7	34.3
Equity method investment earnings	10.6	19.9
Net income	115.7	111.4
Less: Income attributable to noncontrolling interests (c)	—	3.6
Net income attributable to Lamb Weston Holdings, Inc.	$115.7	$107.8
(a)	Product contribution margin is defined as net sales, less cost of sales and advertising and promotion expenses. Other selling, general and administrative expenses include all selling, general and administrative expenses other than advertising and promotion expenses.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

(c)	On November 2, 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW. Our Consolidated Statement of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018.

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10% of consolidated “Net sales” for both the thirteen weeks ended August 25, 2019 and August 26, 2018. No customer accounted for more than 10% of our consolidated accounts receivable as of August 25, 2019 or May 26, 2019.

16.   COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, lease obligations, purchase commitments for goods and services, and legal proceedings. There have been no material changes to the guarantees and indemnifications disclosed in Note 16, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as “MD&A,” contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “could,” “should,” “believe,” “estimate,” “grow,” “drive,” “invest,” “support,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, capital investments, dividends, share repurchases, business outlook and prospects, and remediation of the material weakness in internal control. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; our ability to remediate the material weakness in internal control; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019 (the “Form 10-K”), which we filed with the SEC on July 25, 2019.

Overview

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” “the Company,” or “Lamb Weston”), along with our joint ventures, is a leading global producer, distributor, and marketer of value-added frozen potato products. We are the number one supplier of value-added frozen potato products in North America. We, along with our joint ventures, are also a leading supplier of value-added frozen potato products internationally, with a strong and growing presence in high-growth emerging markets. We, along with our joint ventures, offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent the majority of our value-added frozen potato product portfolio.

Management’s discussion and analysis of our results of operations and financial condition is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (EBITDA and EBITDA including unconsolidated joint ventures) that is prepared using non-GAAP measures. Refer to “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definitions of EBITDA and EBITDA including unconsolidated joint ventures, and a reconciliation of these non-GAAP financial measures to net income.

Executive Summary

We delivered solid results in the first quarter of fiscal 2020 and executed well across the organization. Specifically, in the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019:

●	Net sales increased $74.1 million, or 8%, to $989.0 million. Volume increased 6%, primarily driven by growth in our Global segment. Price/mix increased 2% due to pricing actions and improved mix.
●	Net income attributable to Lamb Weston increased $7.9 million, or 7%, to $115.7 million. The increase primarily reflects growth in income from operations and an approximate $4 million benefit from acquiring the remaining 50.01% equity interest in our joint venture, Lamb Weston BSW, LLC (the “BSW Acquisition”), partially offset by lower equity method investment earnings.
●	Diluted earnings per share increased $0.06 to $0.79. The increase primarily reflects growth in income from operations and an approximately $0.03 benefit from the BSW Acquisition, partially offset by lower equity method investment earnings and higher income tax expense.
●	EBITDA including unconsolidated joint ventures increased $20.0 million, or 9%, to $232.9 million, reflecting growth in income from operations and an approximate $5 million benefit from the BSW Acquisition, partially offset by lower equity method investment earnings.
●	Gross profit increased $18.0 million, or 8%, to $248.6 million, driven by favorable price/mix and volume growth, partially offset by higher manufacturing costs due to inefficiencies, which were primarily driven by higher maintenance and related costs. Gross profit growth was also tempered by input cost inflation and higher depreciation expense primarily associated with our new french fry production line in Hermiston, Oregon, which started operating towards the end of the fourth quarter of fiscal 2019. Gross profit also included a $1.8 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the current quarter, compared with a $5.6 million loss in the prior year.
●	Equity method investment earnings declined $9.3 million, to $10.6 million, and included a $1.1 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts compared to a $0.7 million unrealized gain in the prior year quarter. Excluding these adjustments, earnings from equity method investments declined $9.7 million, largely reflecting higher raw potato prices and manufacturing costs associated with last year’s poor crop in Europe.
●	Net cash provided by operating activities through the first quarter of fiscal 2020 was $238.5 million, compared with $227.9 million in the prior year period. During the first quarter of fiscal 2020, we added $50.3 million of capital assets, and returned $34.0 million of cash to stockholders in the form of dividends and share repurchases.

Demand for frozen potato products continues to grow around the world. We expect to address the increase in demand by investing in additional capacity. In the first quarter of fiscal 2020 and third quarter of fiscal 2019, we acquired two frozen potato processors in Australia which added approximately 120 million pounds of production capacity to our manufacturing network. In the fourth quarter of fiscal 2019, our new processing line in Hermiston, Oregon became operational. This added 300 million pounds of production capacity in addition to the new processing lines we added in Boardman, Oregon in fiscal 2017 and Richland, Washington in fiscal 2018. During the third quarter of fiscal 2019, we purchased the remaining interest in our Lamb Weston BSW, LLC (“Lamb Weston BSW”) joint venture.

Outlook

In fiscal 2020, while we expect the overall operating environment will be generally favorable with continued solid demand growth in North America and our key international markets, we are monitoring signs of softening macroeconomic conditions, which, along with the effects of potential significant changes to the current tariff and other trade barrier structures affecting exports from the United States and Europe to our key international markets, may temper global demand growth for frozen potato products towards more normalized rates. New industry capacity in North America and Europe may ease near-term capacity constraints and should allow processors to operate their production facilities at more normalized levels. We expect the rate of inflation for many of our commodity and manufacturing costs will be similar to fiscal 2019. We also expect higher selling, general and administrative costs as a result of investments in our enterprise resource planning infrastructure, as well as for continued improvements in our information systems, sales, marketing, innovation, operations, and other functional capabilities, designed to drive operating efficiencies and support future growth.

Operating Results

We have four reportable segments: Global, Foodservice, Retail, and Other. For each period presented, we report product contribution margin by segment. Product contribution margin is the primary measure reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance for the period. We define product contribution margin as net sales less cost of sales and advertising and promotion expenses. For additional information on our reportable segments and product contribution margin, see Note 15, Segments, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

We acquired the remaining 50.01% interest in Lamb Weston BSW and the Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018.

Thirteen Weeks Ended August 25, 2019 compared to Thirteen Weeks Ended August 26, 2018

Net Sales and Product Contribution Margin

(dollars in millions)

	Thirteen Weeks Ended
	Net Sales			Product Contribution Margin
	August 25,	August 26,	%	August 25,	August 26,	%
	2019	2018	Inc	2019	2018	Inc
Global	$517.6	$466.8	11%	$102.7	$94.5	9%
Foodservice	305.4	297.8	3%	102.5	102.0	0%
Retail	129.3	116.2	11%	28.9	22.7	27%
Other	36.7	34.1	8%	9.7	5.0	94%
Total	$989.0	$914.9	8%	$243.8	$224.2	9%

Net Sales

Lamb Weston’s net sales for the first quarter of fiscal 2020 were $989.0 million, an increase of $74.1 million, or 8%, compared to the first quarter of fiscal 2019. Volume increased 6%, primarily driven by growth in our Global segment, and includes an approximate one-percentage point benefit from acquisitions. Price/mix increased 2% due to pricing actions and favorable mix.

Global segment net sales increased $50.8 million, or 11%, to $517.6 million, compared with $466.8 million in the first quarter of fiscal 2019. Volume increased 9%, driven by solid growth in sales, including the benefit of limited time product offerings, to strategic customers in the U.S. and key international markets, as well as an approximate 2 percentage point benefit from acquisitions. Price/mix increased 2%, largely reflecting pricing adjustments associated with multi-year contracts.

Foodservice segment net sales increased $7.6 million, or 3%, to $305.4 million, compared with $297.8 million in the first quarter of fiscal 2019. Price/mix increased 2 percent, primarily reflecting improved mix and pricing actions initiated in the fall of 2018. Volume increased 1 percent, led by growth in Lamb Weston branded and distributor private label products.

Retail segment net sales increased $13.1 million, or 11%, to $129.3 million, compared with $116.2 million in the first quarter of fiscal 2019. Volume increased 8 percent, driven by increased sales of private label products as well as Grown in Idaho and other branded products. Price/mix increased 3 percent, driven by favorable mix and pricing actions.

Net sales in our Other segment increased $2.6 million, or 8%, to $36.7 million, compared with $34.1 million in the first quarter of fiscal 2019, largely due to increased volumes in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the first quarter of fiscal 2020 was $243.8 million, an increase of $19.6 million, or 9%, compared to the first quarter of fiscal 2019.

Global segment product contribution margin increased $8.2 million, or 9%, to $102.7 million in the first quarter of fiscal 2020, driven by favorable price/mix and volume growth. Global segment cost of sales was $413.7 million, up 11% compared to the first quarter of fiscal 2019, due to higher manufacturing costs due to inefficiencies, which were primarily driven by higher maintenance and related costs; input cost inflation; higher depreciation expense primarily associated with the new Hermiston production line; and higher sales volumes. Advertising and promotion spending increased modestly in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019.

Foodservice segment product contribution margin increased $0.5 million to $102.5 million in the first quarter of fiscal 2020, largely as a result of favorable price/mix. Cost of sales was $201.2 million, up 4% compared to the first quarter of fiscal 2019, due to higher sales volumes; higher manufacturing costs due to inefficiencies; input cost inflation; and higher depreciation expense primarily associated with the new Hermiston production line. Advertising and promotion spending increased $0.4 million in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019.

Retail segment product contribution margin increased $6.2 million, or 27%, to $28.9 million, largely due to higher price/mix, volume growth and lower advertising and promotional expenses. Cost of sales was $98.4 million, up 10% compared to the first quarter of fiscal 2019, primarily due to higher sales volumes as well as higher manufacturing costs due to inefficiencies, input cost inflation, and higher depreciation expense primarily associated with the new Hermiston production line. Advertising and promotion spending was approximately $1.9 million, down approximately 50% in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019, reflecting the timing of marketing investments in support of Grown in Idaho, Alexia and other branded products.

Other segment product contribution margin was $9.7 million, an increase of $4.7 million as compared with $5.0 million of income in the first quarter of fiscal 2019. These amounts include a $3.1 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the first quarter of fiscal 2020, and a $4.3 million loss related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin decreased $2.7 million, largely due to lower price/mix in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.6 million, or 1%, to $78.6 million in the first quarter of fiscal 2020 compared with the same period in 2019. The increase was largely driven by higher expenses related to information technology services and infrastructure, which included approximately $1 million of expense associated with designing a new enterprise resource planning system, as well as investments in our sales, marketing and operating capabilities. The increase was partially offset by an approximate $4 million decline in foreign exchange expense and a $1.6 million decline in advertising and promotional expenses.

Interest Expense, Net

Interest expense, net was $28.2 million for the first quarter of fiscal 2020, an increase of $1.4 million compared with the same period in fiscal 2019. The increase in “Interest expense, net” was the result of the write-off of $1.7 million of debt issuance costs in connection with the refinance of our term loan facility, partially offset by lower average total debt versus the prior year. For more information on this refinance see “Liquidity and Capital Resources” in this MD&A.

Income Taxes

Income tax expense for the first quarter of fiscal 2020 and 2019 was $36.7 million and $34.3 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 24.1% and 23.5% for the first quarter of fiscal 2020 and 2019, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures in Europe and the U.S. and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $10.6 million and $19.9 million for the first quarter of fiscal 2020 and 2019, respectively. These amounts included a $1.1 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first quarter of fiscal 2020, and a $0.7 million unrealized gain related to the contracts in the first quarter of fiscal 2019. Excluding these adjustments, earnings from equity method investments decreased $9.7 million, largely reflecting higher raw potato prices and manufacturing costs associated with last year’s poor crop in Europe.

Impact of New Lease Standard

The adoption of the new standard resulted in the recognition of operating lease assets of $154.1 million and operating lease liabilities of $155.5 million. Included in the measurement of the new operating lease assets is the reclassification of certain balances, including those historically recorded as deferred rent. The adoption also resulted in a cumulative effect transitional adjustment of $26.6 million ($20.5 million net of tax) to increase retained earnings, as a result of the elimination of a deferred gain related to a sale leaseback and the elimination of $38.7 million of property, plant and equipment and $65.3 million of lease financing obligations also related to a sale leaseback. See Note 6, Leases, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report, for more information.

Acquisition

In July 2019, we acquired a frozen potato processor in Australia for $116.9 million, plus or minus final working capital adjustments. We allocated the purchase price of the assets acquired and liabilities assumed based on estimates of a fair value at the date of acquisition, of which $106.3 million was allocated to goodwill. Beginning in July 2019, operating results of the acquired company are included in our Global segment.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At August 25, 2019, we had $19.0 million of cash and cash equivalents and $496.6 million of available borrowing capacity on our revolving credit facility. Currently, our primary uses of cash are for operations, capital expenditures, dividends on our common stock, acquisitions, debt service, and stock repurchases. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including dividends declared, for at least the next twelve months.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirteen Weeks Ended
	August 25,	August 26,	Provided by
	2019	2018	(Used for)
Net cash flows provided by (used for):
Operating activities	$238.5	$227.9	$10.6
Investing activities	(176.7)	(86.8)	(89.9)
Financing activities	(54.9)	(45.9)	(9.0)
	6.9	95.2	(88.3)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)	0.2
Net increase in cash and cash equivalents	$6.8	$94.9	$(88.1)

Operating Activities

In the first quarter of fiscal 2020, cash provided by operating activities increased $10.6 million to $238.5 million, compared with $227.9 million in the same period a year ago. Compared with the first quarter of fiscal 2019, earnings from operations, adjusted for non-cash income and expense and other items, increased $14.5 million due primarily to favorable price/mix and sales volumes. Changes in operating assets and liabilities used $3.9 million more cash during the first quarter of fiscal 2020 compared with the same period in the prior year. The decrease in cash provided by changes in operating assets and liabilities was driven primarily by timing of payments for accounts payable and receipt of cash for accounts receivables and higher payments for accrued liabilities. These cash outflows were partially offset by the timing of tax payments, higher inventories, and the timing of grower payments.

Investing Activities

Investing activities used $176.7 million of cash in the first quarter of fiscal 2020, compared with $86.8 million in the same period in the prior year. The first quarter of fiscal 2020 includes the acquisition of a frozen potato processor in Australia for $116.9 million, plus or minus final working capital adjustments. Cash used for capital, including information technology expenditures, was $59.8 million in the first quarter of fiscal 2020 and is expected to be approximately $300 million, excluding acquisitions, for fiscal 2020.

Financing Activities

During the first quarter of fiscal 2020, cash used for financing activities increased $9.0 million to $54.9 million, compared with cash used for financing activities of $45.9 million during the same period a year ago. The increase primarily related to a $7.3 million increase in payments of short-term borrowings and a $3.5 million increase in cash used to repurchase 111,721 shares of our common stock, including restricted stock tax withholdings, in the first quarter of fiscal 2020, compared with $3.9 million of stock withheld to cover taxes in the same period a year ago. In the first quarter 2020, we repurchased 72,502 shares at an average price of $66.67 per share under our share repurchase program. We will continue to repurchase shares, on an opportunistic basis, in open market repurchase transactions. As of August 25, 2019, $213.3 million remained authorized for repurchase under the program.

During the first quarter of fiscal 2020, we amended our credit agreement to refinance $300.0 million of the $599.1 million term loan facility outstanding at May 26, 2019 and entered into a new credit agreement providing for a $300.0 million term loan facility (“New Term Loan Agreement”) for a lower overall interest rate, including anticipated patronage dividends. The New Term Loan Agreement extends the maturity of $300.0 million of our borrowings until June 28, 2024, and the covenants, events of default, and guarantees are consistent with our existing credit agreement.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At August 25, 2019, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

To supplement the financial information included in this report, we have presented EBITDA and EBITDA including unconsolidated joint ventures, each of which is considered a non-GAAP financial measure.

Lamb Weston’s management uses EBITDA and EBITDA including unconsolidated joint ventures to evaluate the Company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. The Company includes these non-GAAP financial measures because management believes they are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measures, such as net income (loss) or diluted earnings per share, and there are limitations to using non-GAAP financial measures.

The following table reconciles net income to EBITDA and EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended
	August 25,	August 26,
	2019	2018
Net income attributable to Lamb Weston Holdings, Inc.	$115.7	$107.8
Income attributable to noncontrolling interests	—	3.6
Equity method investment earnings	(10.6)	(19.9)
Interest expense, net	28.2	26.8
Income tax expense	36.7	34.3
Income from operations	170.0	152.6
Depreciation and amortization	43.1	37.4
EBITDA (a)	213.1	190.0

Unconsolidated Joint Ventures
Equity method investment earnings	10.6	19.9
Interest expense, income tax expense, and depreciation and amortization
included in equity method investment earnings	9.2	7.5
Add: EBITDA from unconsolidated joint ventures	19.8	27.4

Consolidated Joint Ventures (b)
Income attributable to noncontrolling interests	—	(3.6)
Interest expense, income tax expense, and depreciation and amortization
included in income attributable to noncontrolling interests	—	(0.9)
Subtract: EBITDA from consolidated joint ventures	—	(4.5)

EBITDA including unconsolidated joint ventures	$232.9	$212.9
(a)	EBITDA includes EBITDA from consolidated joint ventures for the thirteen weeks ended August 26, 2018.

(b)	On November 2, 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW. Our Consolidated Statement of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the first quarter of fiscal 2020.

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

Based on our open commodity contract hedge positions as of August 25, 2019, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $6.1 million ($4.7 million net of income tax benefits). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At August 25, 2019, we had $1,666.0 million of fixed-rate and $590.6 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.0 million annually ($4.6 million net of income tax benefit).

See Note 11, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 25, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was disclosed in the Form 10-K.

Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation

Management has taken steps to remediate the material weakness in our internal control over financial reporting as previously described in the Form 10-K. The weakness will not be considered remediated until the applicable control operates for a sufficient period of time and management has concluded, through testing, that the control objective is achieved. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16, Commitments, Contingencies, Guarantees and Legal Proceedings, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of these risks and uncertainties may be found under “Part I, Item 1A. Risk Factors” in the Form 10-K. There have been no material changes to the risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made during the thirteen weeks ended August 25, 2019:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares (or Units)	Value of Maximum
	of Shares (or	Price Paid	Purchased as Part of	Number of Shares that
	Units)	Per Share	Publicly Announced	May Yet be Purchased
Period	Purchased (a)	(or Unit)	Plans or Programs (a)	Under Plans or Programs (a)
May 27, 2019 through June 23, 2019	—	$—	—	$218.2
June 24, 2019 through July 21, 2019	22,532	$67.58	—	$218.2
July 22, 2019 through August 25, 2019	89,189	$66.83	72,502	$213.3
Total	111,721
(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period and repurchased shares of our common stock under our publicly announced share repurchase program at a weighted average price of $66.67. Under this program, which was approved by the Board of Directors in December 2018 and does not have an expiration date, we are authorized to repurchase shares of our common stock, in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1

First Supplemental Indenture to the 2024 Notes Indenture, dated as of June 28, 2019, by and among Lamb Weston Holdings, Inc., Lamb Weston BSW, LLC and Wells Fargo Bank, National Association, as trustee

4.2

First Supplemental Indenture to the 2026 Notes Indenture, dated as of June 28, 2019, by and among Lamb Weston Holdings, Inc., Lamb Weston BSW, LLC and Wells Fargo Bank, National Association, as trustee

10.1	Form of Lamb Weston Holdings, Inc. Performance Share Agreement (post-July 2019)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT
ROBERT M. MCNUTT
Senior Vice President and Chief Financial Officer

Dated this 2nd day of October, 2019.