Form 10-Q
period 2019-11-24
Lamb Weston Holdings, Inc.
filed 2020-01-03
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2019

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

As of December 27, 2019, the Registrant had 146,092,112 shares of common stock, par value $1.00 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, dollars in millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 24,	November 25,	November 24,	November 25,
	2019	2018	2019	2018
Net sales	$1,019.2	$911.4	$2,008.2	$1,826.3
Cost of sales	734.1	662.4	1,474.5	1,346.7
Gross profit	285.1	249.0	533.7	479.6
Selling, general and administrative expenses	91.6	75.0	170.2	153.0
Income from operations	193.5	174.0	363.5	326.6
Interest expense, net	25.4	26.2	53.6	53.0
Income before income taxes and equity method earnings	168.1	147.8	309.9	273.6
Income tax expense	42.7	34.0	79.4	68.3
Equity method investment earnings	15.0	10.2	25.6	30.1
Net income	140.4	124.0	256.1	235.4
Less: Income attributable to noncontrolling interests	—	5.0	—	8.6
Net income attributable to Lamb Weston Holdings, Inc.	$140.4	$119.0	$256.1	$226.8
Earnings per share
Basic	$0.96	$0.74	$1.75	$1.47
Diluted	$0.95	$0.74	$1.74	$1.47

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 24, 2019			November 25, 2018
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$183.1	$(42.7)	$140.4	$158.0	$(34.0)	$124.0
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.2	(0.1)	0.1	0.2	—	0.2
Unrealized currency translation gains (losses)	(0.4)	1.0	0.6	(7.6)	—	(7.6)
Comprehensive income (loss)	182.9	(41.8)	141.1	150.6	(34.0)	116.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	5.0	—	5.0
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$182.9	$(41.8)	$141.1	$145.6	$(34.0)	$111.6

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	November 24, 2019			November 25, 2018
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$335.5	$(79.4)	$256.1	$303.7	$(68.3)	$235.4
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.4	(0.1)	0.3	0.4	(0.1)	0.3
Unrealized currency translation losses	(9.5)	1.0	(8.5)	(11.9)	—	(11.9)
Comprehensive income (loss)	326.4	(78.5)	247.9	292.2	(68.4)	223.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	8.6	—	8.6
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$326.4	$(78.5)	$247.9	$283.6	$(68.4)	$215.2

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	November 24,	May 26,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$23.8	$12.2
Receivables, less allowance for doubtful accounts of $1.3 and $1.3	399.7	340.1
Inventories	636.0	498.3
Prepaid expenses and other current assets	47.8	110.9
Total current assets	1,107.3	961.5
Property, plant and equipment, net	1,552.3	1,597.8
Operating lease assets	162.9	—
Equity method investments	257.9	224.6
Goodwill	307.2	205.9
Intangible assets, net	39.8	37.6
Other assets	39.4	20.7
Total assets	$3,466.8	$3,048.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$9.9	$8.4
Current portion of long-term debt and financing obligations	36.1	38.0
Accounts payable	406.0	289.2
Accrued liabilities	217.4	217.2
Total current liabilities	669.4	552.8
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,203.7	2,280.2
Deferred income taxes	149.5	125.7
Other noncurrent liabilities	243.1	94.0
Total long-term liabilities	2,596.3	2,499.9
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,837,024 and 146,654,827 shares issued	146.8	146.7
Additional distributed capital	(877.0)	(890.3)
Retained earnings	1,021.9	803.6
Accumulated other comprehensive loss	(33.5)	(25.3)
Treasury stock, at cost, 833,820 and 585,794 common shares	(57.1)	(39.3)
Total stockholders' equity (deficit)	201.1	(4.6)
Total liabilities and stockholders’ equity	$3,466.8	$3,048.1

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except shares and per share data)

	Thirteen Weeks Ended November 24, 2019 and November 25, 2018
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at August 25, 2019	146,062,722	$146.8	$(46.7)	$(884.7)	$911.1	$(34.2)	$92.3
Dividends declared, $0.20000 per share	—	—	—	—	(29.2)	—	(29.2)
Common stock issued	76,787	—	—	0.2	—	—	0.2
Stock-settled, stock-based compensation expense	—	—	—	7.2	—	—	7.2
Repurchase of common stock and common stock withheld to cover taxes	(136,305)	—	(10.4)	—	—	—	(10.4)
Other	—	—	—	0.3	(0.4)	—	(0.1)
Comprehensive income	—	—	—	—	140.4	0.7	141.1
Balance at November 24, 2019	146,003,204	$146.8	$(57.1)	$(877.0)	$1,021.9	$(33.5)	$201.1

Balance at August 26, 2018	146,447,756	$146.6	$(6.8)	$(896.4)	$519.7	$(8.5)	$(245.4)
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(10.0)	—	—	(10.0)
Dividends declared, $0.19125 per share	—	—	—	—	(28.0)	—	(28.0)
Common stock issued	51,064	—	—	0.3	—	—	0.3
Stock-settled, stock-based compensation expense	—	—	—	5.0	—	—	5.0
Common stock withheld to cover taxes	(6,917)	—	(0.5)	—	—	—	(0.5)
Other	—	—	—	0.2	(0.3)	—	(0.1)
Comprehensive income (loss)	—	—	—	—	119.0	(7.4)	111.6
Balance at November 25, 2018	146,491,903	$146.6	$(7.3)	$(900.9)	$610.4	$(15.9)	$(167.1)

	Twenty-Six Weeks Ended November 24, 2019 and November 25, 2018
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 26, 2019	146,069,033	$146.7	$(39.3)	$(890.3)	$803.6	$(25.3)	$(4.6)
Adoption of ASC 842 leases	—	—	—	—	20.5	—	20.5
Dividends declared, $0.40000 per share	—	—	—	—	(58.4)	—	(58.4)
Common stock issued	182,197	0.1	—	0.1	—	—	0.2
Stock-settled, stock-based compensation expense	—	—	—	12.6	—	—	12.6
Repurchase of common stock and common stock withheld to cover taxes	(248,026)	—	(17.8)	—	—	—	(17.8)
Other	—	—	—	0.6	0.1	—	0.7
Comprehensive income (loss)	—	—	—	—	256.1	(8.2)	247.9
Balance at November 24, 2019	146,003,204	$146.8	$(57.1)	$(877.0)	$1,021.9	$(33.5)	$201.1

Balance at May 27, 2018	146,332,332	$146.4	$(2.9)	$(900.4)	$426.4	$(4.3)	$(334.8)
Adoption of ASC 606 revenue from contracts with customers	—	—	—	—	13.7	—	13.7
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(10.9)	—	—	(10.9)
Dividends declared, $0.38250 per share	—	—	—	—	(56.0)	—	(56.0)
Common stock issued	220,531	0.2	—	0.9	(0.1)	—	1.0
Stock-settled, stock-based compensation expense	—	—	—	9.2	—	—	9.2
Common stock withheld to cover taxes	(60,960)	—	(4.4)	—	—	—	(4.4)
Other	—	—	—	0.3	(0.4)	—	(0.1)
Comprehensive income (loss)	—	—	—	—	226.8	(11.6)	215.2
Balance at November 25, 2018	146,491,903	$146.6	$(7.3)	$(900.9)	$610.4	$(15.9)	$(167.1)

See Condensed Notes to Consolidated Financial Statements

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Twenty-Six Weeks Ended
	November 24,	November 25,
	2019	2018
Cash flows from operating activities
Net income	$256.1	$235.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	91.7	77.2
Stock-settled, stock-based compensation expense	12.6	9.2
Earnings of joint ventures in excess of distributions	(7.6)	(4.5)
Deferred income taxes	17.2	27.9
Other	2.0	6.2
Changes in operating assets and liabilities, net of acquisition:
Receivables	(55.2)	(28.2)
Inventories	(133.4)	(149.4)
Income taxes payable/receivable, net	17.5	3.7
Prepaid expenses and other current assets	46.3	51.0
Accounts payable	126.4	114.8
Accrued liabilities	(28.3)	(26.5)
Net cash provided by operating activities	$345.3	$316.8
Cash flows from investing activities
Acquisition of business, net of cash acquired	(116.7)	—
Additions to property, plant and equipment	(88.1)	(170.4)
Additions to other long-term assets	(19.3)	—
Investment in equity method joint venture	(17.1)	—
Other	1.0	1.7
Net cash used for investing activities	$(240.2)	$(168.7)
Cash flows from financing activities
Proceeds from issuance of debt	299.3	—
Repayments of debt and financing obligations	(318.1)	(20.3)
Dividends paid	(58.5)	(56.0)
Repurchase of common stock and common stock withheld to cover taxes	(17.8)	(4.4)
Proceeds (payments) of short-term borrowings, net	1.4	4.3
Cash distributions paid to noncontrolling interest	—	(6.1)
Other	0.1	1.1
Net cash used for financing activities	$(93.6)	$(81.4)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.7)
Net increase in cash and cash equivalents	11.6	66.0
Cash and cash equivalents, beginning of the period	12.2	55.6
Cash and cash equivalents, end of period	$23.8	$121.6

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

Basis of Presentation

The accompanying consolidated financial statements present the financial results of Lamb Weston for the thirteen and twenty-six weeks ended November 24, 2019 and November 25, 2018, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. These financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May. These financial statements and condensed notes should be read together with the combined and consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 25, 2019.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.

New and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”). We adopted the provisions of the guidance effective May 27, 2019 (the beginning of our fiscal year), using the modified retrospective transition method and prior periods were not recast. The adoption of the standard resulted in a $26.6 million ($20.5 million, net of tax) cumulative-effect adjustment to the opening balance of retained earnings for the elimination of $38.7 million of land and $65.3 million of finance lease obligations related to a sale leaseback. The adoption also resulted in the recognition of approximately $155 million of right of use assets and short-term and long-term liabilities recorded on our consolidated balance sheet related to operating leases. We elected to adopt certain of the optional practical expedients including electing to not reassess lease classification, initial direct costs of existing leases, or whether existing contracts contain a lease. In addition, we elected to account for each contract’s lease and non-lease components as a single lease component. The standard did not have a material impact on our results of operations or cash flows. See Note 6, Leases, for more information.

Accounting Pronouncements Not Yet Adopted

Receivables – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends the impairment or incurred model by requiring the use of forward-looking information to assess the allowance for doubtful accounts. This guidance is effective in fiscal 2021 (beginning June 1, 2020), including interim periods, with early adoption permitted. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. This update provides targeted transition relief allowing for an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost using the fair value option. This guidance is effective concurrent with the adoption of ASU 2016-13. The adoption of this standard is not expected to have a significant impact on our financial statements.

Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. This guidance is effective for our fiscal 2022 (beginning May 31, 2021) with early adoption permitted. The adoption of this standard is not expected to have a significant impact on our financial statements.

There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 24,	November 25,	November 24,	November 25,
	2019	2018	2019	2018
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$140.4	$119.0	$256.1	$226.8
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated, net of tax benefits (a)	—	10.0	—	10.9
Net income available to Lamb Weston common stockholders	$140.4	$109.0	$256.1	$215.9

Denominator:
Basic weighted average common shares outstanding	146.2	146.6	146.2	146.5
Add: Dilutive effect of employee incentive plans (b)	0.9	0.8	0.9	0.8
Diluted weighted average common shares outstanding	147.1	147.4	147.1	147.3

Earnings per share (a)
Basic	$0.96	$0.74	$1.75	$1.47
Diluted	$0.95	$0.74	$1.74	$1.47
(a)	In November 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”). Our Consolidated Statements of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. During the thirteen and twenty-six weeks ended November 25, 2018, net income available to common stockholders and earnings per share included accretion expense, net of estimated tax benefits, of $9.5 million, or $0.06 per share, to increase the redeemable noncontrolling interest to the amount we agreed to pay to acquire the remaining interest in Lamb Weston BSW. While the accretion, net of estimated tax benefits, reduced net income available to Lamb Weston common stockholders and earnings per share, it did not impact net income in the Consolidated Statements of Earnings.

(b)	Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of November 24, 2019 and November 25, 2018, we did not have any stock-based awards that were antidilutive.

3.    INCOME TAXES

Income tax expense was $42.7 million and $34.0 million for the thirteen weeks ended November 24, 2019 and November 25, 2018, respectively; and $79.4 million and $68.3 million for the twenty-six weeks ended November 24, 2019 and November 25, 2018, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 23.3% and 21.5% for the thirteen weeks ended November 24, 2019 and November 25, 2018, respectively; and approximately 23.7% and 22.5% for the twenty-six weeks ended November 24, 2019 and November 25, 2018, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Income Taxes Paid

Income taxes paid, net of refunds, were $44.4 million and $36.0 million during the twenty-six weeks ended November 24, 2019 and November 25, 2018, respectively.

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

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	November 24,	May 26,
	2019	2019
Raw materials and packaging	$213.5	$93.1
Finished goods	386.7	371.4
Supplies and other	35.8	33.8
Inventories	$636.0	$498.3

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows (dollars in millions):

	November 24,	May 26,
	2019	2019
Land and land improvements (a)	$107.0	$142.2
Buildings, machinery, and equipment	2,606.8	2,542.3
Furniture, fixtures, office equipment, and other	106.8	105.2
Construction in progress	71.7	84.8
Property, plant and equipment, at cost	2,892.3	2,874.5
Less accumulated depreciation	(1,340.0)	(1,276.7)
Property, plant and equipment, net	$1,552.3	$1,597.8
(a)	Effective May 27, 2019, we adopted ASC 842 and we eliminated $38.7 million of land, related to a sale leaseback, as part of the cumulative-effect adjustment. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

Depreciation expense was $43.9 million and $36.9 million for the thirteen weeks ended November 24, 2019 and November 25, 2018, respectively; and $86.5 million and $73.7 million for the twenty-six weeks ended November 24, 2019 and November 25, 2018, respectively. At November 24, 2019 and May 26, 2019, purchases of property, plant and equipment included in accounts payable were $14.7 million and $27.1 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended November 24, 2019 and November 25, 2018, were $0.7 million and $2.1 million, respectively; and $1.2 million and $3.5 million for the twenty-six weeks ended November 24, 2019 and November 25, 2018, respectively.

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

Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. Effective May 27, 2019, operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term. Our leases may include options to extend or terminate these leases. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in lease assets and liabilities. Variable payments for leases of land and buildings primarily relate to common area maintenance, insurance, taxes, and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance.

The components of total lease costs, net of an insignificant amount of sublease income, consisted of the following (dollars in millions):

	Thirteen Weeks Ended November 24, 2019 (a)
	Operating	Finance
	Leases	Leases	Total
Operating lease costs	$6.6	$—	$6.6
Short-term, variable, and other lease costs, net	0.8	—	0.8
Amortization of lease assets	—	0.8	0.8
Interest on lease liabilities	—	0.2	0.2
Total lease costs, net	$7.4	$1.0	$8.4

	Twenty-Six Weeks Ended November 24, 2019 (a)
	Operating	Finance
	Leases	Leases	Total
Operating lease costs	$11.4	$—	$11.4
Short-term, variable, and other lease costs, net	2.8	—	2.8
Amortization of lease assets	—	1.5	1.5
Interest on lease liabilities	—	0.4	0.4
Total lease costs, net	$14.2	$1.9	$16.1
(a)	Supply-chain-related lease costs are included in “Cost of sales” and the remainder is recorded in “Selling, general, and administrative expenses.” Interest on lease liabilities is included in “Interest expense, net,” in our Consolidated Statements of Earnings.

Operating and finance leases, with terms greater than one year, were as follows (dollars in millions):

	As of November 24, 2019
	Operating	Finance
	Leases	Leases	Total
Assets:
Operating lease assets	$162.9	$—	$162.9
Property, plant and equipment, net (a)	—	12.6	12.6
Total leased assets	$162.9	$12.6	$175.5

Liabilities:
Lease liabilities due within one year:
Accrued liabilities	$23.5	$—	$23.5
Current portion of long-term debt and financing obligations	—	2.4	2.4
Long-term lease liabilities:
Other noncurrent liabilities	141.3	—	141.3
Long-term debt and financing obligations, excluding current portion	—	12.1	12.1
Total lease liabilities	$164.8	$14.5	$179.3
(a)	Finance leases are net of accumulated amortization of $11.3 million.

The maturities of our lease liabilities for operating and finance leases at November 24, 2019, were as follows (dollars in millions):

	Operating	Finance
	Leases	Leases	Total
2020 (remainder of year)	$14.5	$1.8	$16.3
2021	29.6	3.1	32.7
2022	25.7	2.8	28.5
2023	18.2	1.9	20.1
2024	17.8	1.1	18.9
2025	15.9	0.9	16.8
Thereafter	73.7	5.8	79.5
Total lease payments	195.4	17.4	212.8
Less: Interest (a)	(30.6)	(2.9)	(33.5)
Present value of lease liabilities	$164.8	$14.5	$179.3

Weighted-average remaining lease term (years):	8.4	9.5
Weighted-average discount rate:	3.9%	3.3%
(a)	As the implicit rate is not readily determinable for most of our leases, we use an incremental borrowing rate to determine the initial present value of lease payments. We use a collateralized rate and apply the rate based on the currency of the lease, which is updated quarterly for the measurement of new lease liabilities.

At May 26, 2019, minimum lease payments under non-cancellable leases with lease terms in excess of one year, and accounted for under the previous lease accounting standard, were as follows (dollars in millions):

	Operating	Capital
	Leases	Leases (a)	Total
2020	$18.6	$7.5	$26.1
2021	16.5	7.2	23.7
2022	15.7	7.2	22.9
2023	10.5	6.4	16.9
2024	8.6	5.9	14.5
Thereafter	26.6	73.5	100.1
Total lease payments	$96.5	$107.7	$204.2
Discount to present value		(28.8)	(28.8)
Total lease liability		$78.9	$175.4
Current portion of financing obligations		(4.3)	(4.3)
Long-term financing obligations, excluding current portion		$74.6	$171.1
(a)	Includes unamortized portion of a deferred gain related to a sale leaseback that was eliminated from the Consolidated Balance Sheet as part of the cumulative-effect adjustment at adoption of ASC 842. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

Supplemental cash flow information related to leases was as follows (dollars in millions):

	Twenty-Six Weeks Ended November 24, 2019
	Operating	Finance
	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities:
Cash used for operating activities	$11.1	$—	$11.1
Cash used for financing activities	—	1.0	1.0
Noncash investing and financing activities:
Asset obtained in exchange for new operating lease obligations	20.2	—	20.2
Assets obtained in exchange for new finance lease obligations	—	1.9	1.9

7.    ACQUISITIONS

On July 2, 2019, we acquired 100% of the outstanding shares of a frozen potato processor in Australia for $116.7 million in cash. This added approximately 70 million pounds of production capacity to our manufacturing network. Net sales, income from operations, and total assets from this acquisition are not material to our consolidated net sales, income from operations, and total assets. Beginning in July 2019, operating results of this acquisition are included in our Global segment.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, of which $106.1 million, after final working capital adjustments, was allocated to goodwill (which is not deductible for tax purposes) and $3.7 million was allocated to intangible assets (to be amortized on a straight-line basis over a weighted average life of 10 years), primarily a brand name, all of which are included in the Global segment. Our purchase price allocation is complete.

8.    INVESTMENTS IN JOINT VENTURES

Other Investments and Variable Interest Entities – Not Consolidated

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., which is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe. We also hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. These investments are accounted for using equity method accounting.

On October 15, 2019, we acquired a 50% ownership interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Sociedad Commercial del Plata, which is headquartered in Argentina, for $27.3 million. We paid $17.1 million in the first half of fiscal 2020, and we expect to pay $5.5 million during the third quarter of fiscal 2020. The remaining $4.7 million, less any amounts for indemnified losses, is payable in October 2024. We recorded the amounts owed in “Accrued liabilities” and “Other noncurrent liabilities,” respectively, on our Consolidated Balance Sheet. LWAMSA manufactures and sells frozen potato products principally in South America. We account for the investment using equity method accounting.

The carrying value of our equity method investments, which includes Lamb-Weston/Meijer, Lamb Weston RDO, and LWAMSA at November 24, 2019 and May 26, 2019, was $257.9 million and $224.6 million, respectively and are included in “Equity method investments” on our Consolidated Balance Sheets. For the thirteen weeks ended November 24, 2019 and November 25, 2018, we had sales to our equity method investments of $9.3 million and $7.6 million and payments to our equity method investments of $2.8 million and $3.2 million, respectively; and for the twenty-six weeks ended November 24, 2019 and November 25, 2018, we had sales to our equity method investments of $16.6 million and $14.1 million and payments to our equity method investments of $6.0 million and $5.9 million, respectively. Total dividends from our equity method investments were $7.8 million and $9.0 million for the thirteen weeks ended November 24, 2019 and November 25, 2018, respectively; and $18.0 million and $25.6 million for the twenty-six weeks ended November 24, 2019 and November 25, 2018, respectively.

Variable Interest Entity - Consolidated

In November 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW. Our Consolidated Statements of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. Prior to entering into the agreement, Lamb Weston BSW was considered a variable interest entity, and we determined that we were the primary beneficiary of the entity. Accordingly, we consolidated the financial statements of Lamb Weston BSW and deducted 50.01% of the operating results of the noncontrolling interests to arrive at “Net income attributable to Lamb Weston Holdings, Inc.” on our Consolidated Statements of Earnings.

Lamb Weston and Lamb Weston BSW purchase potatoes and utilize storage facilities and water treatment services from a shareholder of Ochoa, our former partner of the Lamb Weston BSW joint venture. While we continue to purchase such goods and services, subsequent to November 2, 2018, the shareholder of Ochoa is no longer considered a related party. For the period up to November 2, 2018, the aggregate amounts of potato purchases were $7.1 million and $24.6 million for the thirteen and twenty-six weeks ended November 25, 2018, respectively. The aggregate amount of storage facilities and water treatment service costs were $1.3 million and $2.5 million for the thirteen and twenty-six weeks ended November 25, 2018, respectively.

9.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the twenty-six weeks ended November 24, 2019 (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 26, 2019	$147.7	$42.8	$10.9	$4.5	$205.9
Acquisition (a)	106.1	—	—	—	106.1
Foreign currency translation adjustment	(4.8)	—	—	—	(4.8)
Balance at November 24, 2019	$249.0	$42.8	$10.9	$4.5	$307.2
(a)	In July 2019, we acquired a frozen potato processor in Australia and recorded $106.1 million of goodwill in our Global Segment. See Note 7, Acquisitions, for more information.

Other identifiable intangible assets were as follows (dollars in millions):

	November 24, 2019			May 26, 2019
	Weighted			Weighted
	Average	Gross		Average	Gross
	Useful Life	Carrying	Accumulated	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	(in years)	Amount	Amortization
Non-amortizing intangible assets (a)	n/a	$18.0	$—	n/a	$18.0	$—
Amortizing intangible assets (b)	11.8	42.6	20.8	14	39.1	19.5
		$60.6	$20.8		$57.1	$19.5
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Amortization expense was $0.8 million and $0.5 million for the thirteen weeks ended November 24, 2019 and November 25, 2018, respectively; and $1.3 million and $1.1 million for the twenty-six weeks ended November 24, 2019 and November 25, 2018, respectively. Foreign intangible assets are affected by foreign currency translation.

10.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	November 24,	May 26,
	2019	2019
Compensation and benefits	$68.3	$92.4
Accrued trade promotions	54.3	48.6
Dividends payable	29.2	29.2
Current portion of operating lease liabilities (a)	23.5	—
Franchise, property, and sales and use taxes	8.7	8.6
Accrued interest	6.7	7.6
Income taxes payable	2.0	0.5
Other	24.7	30.3
Accrued liabilities	$217.4	$217.2
(a)	Effective May 27, 2019, we adopted ASC 842, using the modified retrospective transition method and as a result we did not recast our prior period financial statements. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

11.   DEBT AND FINANCING OBLIGATIONS

At November 24, 2019 and May 26, 2019, our debt, including financing obligations was as follows (dollars in millions):

	November 24,	May 26,
	2019	2019
Short-term borrowings:
Revolving credit facility	$—	$7.2
Other credit facilities	9.9	1.2
	9.9	8.4
Long-term debt:
Term loan facility, due 2021	285.9	599.1
Term loan facility, due 2024	296.3	—
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
	2,248.2	2,265.1
Financing obligations:
4.35% lease financing obligation due May 2030 (a)	—	65.3
Lease financing obligations due on various dates through 2040 (b)	14.5	13.6
	14.5	78.9

Total debt and financing obligations	2,272.6	2,352.4
Debt issuance costs	(22.9)	(25.8)
Short-term borrowings	(9.9)	(8.4)
Current portion of long-term debt and financing obligations	(36.1)	(38.0)
Long-term debt and financing obligations, excluding current portion	$2,203.7	$2,280.2
(a)	On May 27, 2019, we adopted ASC 842 and we eliminated this financing obligation, related to a sale leaseback, as part of the cumulative effect transition adjustment. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

(b)	The interest rates on our lease financing obligations range from 2.77% to 3.68% as of November 24, 2019, and 2.72% to 4.33% as of May 26, 2019.

Credit Facilities

At November 24, 2019, we had no borrowings outstanding under our Revolving Credit Facility (the “Facility”) and $496.6 million of availability under the Facility, which is net of outstanding letters of credit of $3.4 million. For the twenty-six weeks ended November 24, 2019, borrowings under the Facility ranged from zero to $97.9 million and the weighted average interest rate for our outstanding borrowings under the Facility was 3.83%.

New Term Loan Facility

On June 28, 2019, we amended our credit agreement to refinance $300.0 million of the $599.1 million term loan facility outstanding at May 26, 2019 and entered into a new credit agreement providing for a $300.0 million term loan facility (“New Term Loan Agreement”), for a lower overall interest rate, including anticipated patronage dividends. The New Term Loan Agreement bears interest, before anticipated patronage dividends, at LIBOR or the Base Rate (each as defined in the New Term Loan Agreement) plus an applicable margin ranging from 1.625% to 2.375% for LIBOR-based loans and from 0.625% to 1.375% for Base Rate-based loans, depending upon our total net leverage ratio. The borrowings under the New Term Loan Agreement mature June 28, 2024, and the covenants, events of default, and guarantees are consistent with the Facility. The New Term Loan Agreement also provides for the ability, under certain circumstances, to add incremental facilities in an aggregate amount of up to $100.0 million. In connection with the refinancing, we capitalized $1.0 million of debt issuance costs. During the twenty-six weeks ended November 24, 2019, we recorded $1.7 million of expenses, in “Interest expense, net” for the write-off of debt issuance costs related to the portion of the Term loan facility due in 2021, that was paid in full.

For the twenty-six weeks ended November 24, 2019 and November 25, 2018, we paid $52.6 million and $53.3 million of interest on debt, respectively.

12.   STOCK-BASED COMPENSATION

The Compensation Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock, restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. During the twenty-six weeks ended November 24, 2019, we granted 0.2 million and 0.1 million RSUs and Performance Shares, respectively, at an average grant date fair value of $68.03. As of November 24, 2019, 7.6 million shares were available for future grant under the plan.

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 24,	November 25,	November 24,	November 25,
	2019	2018	2019	2018
Stock-settled RSUs	$3.5	$2.7	$6.3	$4.9
Performance Shares	3.7	2.2	6.2	4.1
Stock options	—	0.1	0.1	0.2
Stock-settled compensation expense	7.2	5.0	12.6	9.2
Cash-settled RSUs (a)	—	1.6	1.0	3.7
Total compensation expense	7.2	6.6	13.6	12.9
Income tax benefit (b)	(1.6)	(1.5)	(3.1)	(3.0)
Total compensation expense, net of tax benefit	$5.6	$5.1	$10.5	$9.9
(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” on our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate.

Based on estimates at November 24, 2019, total unrecognized compensation expense related to stock-based awards was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock-settled RSUs	$22.7	2.1
Performance Shares	16.4	1.9
Total unrecognized stock-based expense	$39.1	2.0

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall (dollars in millions):

	As of November 24, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	2.4	—	2.4
Total assets	$0.5	$2.4	$—	$2.9
Liabilities:
Deferred compensation liabilities (b)	$—	$19.3	$—	$19.3
Total liabilities	$—	$19.3	$—	$19.3

	As of May 26, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	0.4	—	0.4
Total assets	$0.5	$0.4	$—	$0.9
Liabilities:
Derivative liabilities (a)	$—	$3.8	$—	$3.8
Deferred compensation liabilities (b)	—	15.1	—	15.1
Total liabilities	$—	$18.9	$—	$18.9
(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts. The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

Non-financial assets such as property, plant and equipment, and intangible assets are recorded at fair value only if an impairment is recognized. Cost and equity investments are measured at fair value on a non-recurring basis.

At November 24, 2019, we had $1,666.0 million of fixed-rate and $592.1 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at November 24, 2019, was estimated to be $1,761.6 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

14.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In December 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. During the thirteen weeks ended November 24, 2019, we repurchased 112,698 shares for $8.6 million, or a weighted-average price of $76.44 per share; and during the twenty-six weeks ended November 24, 2019, we purchased 185,200 shares for $13.4 million, or a weighted-average price of $72.61 per share. As of November 24, 2019, $204.7 million remained authorized for repurchase under the program.

Dividends

During the twenty-six weeks ended November 24, 2019, we paid $58.5 million of dividends to common stockholders. On November 29, 2019, we paid $29.2 million of dividends to stockholders of record as of the close of business on November 1, 2019. On December 19, 2019, our Board of Directors declared a dividend of $0.23 per share of common stock. The dividend will be paid on February 28, 2020, to stockholders of record as of the close of business on January 31, 2020.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Changes in AOCI, net of taxes, as of November 24, 2019 were as follows (in millions).

	Foreign		Accumulated
	Currency	Pension and	Other
	Translation	Post-Retirement	Comprehensive
	Gains (Losses)	Benefits	Loss
Balance as of May 26, 2019	$(20.3)	$(5.0)	$(25.3)
Other comprehensive income before reclassifications, net of tax	(8.5)	—	(8.5)
Amounts reclassified out of AOCI, net of tax	—	0.3	0.3
Net current-period other comprehensive income (loss)	(8.5)	0.3	(8.2)
Balance as of November 24, 2019	$(28.8)	$(4.7)	$(33.5)

Actuarial losses on pension and post-retirement benefits, net of tax, included in AOCI to be amortized over the next 12 months is a net loss of $0.7 million ($0.5 million after-tax).

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 24,	November 25,	November 24,	November 25,
(in millions)	2019	2018	2019	2018
Net sales
Global	$539.6	$470.0	$1,057.2	$936.8
Foodservice	304.9	279.7	610.3	577.5
Retail	132.1	123.9	261.4	240.1
Other	42.6	37.8	79.3	71.9
Total net sales	1,019.2	911.4	2,008.2	1,826.3
Product contribution margin (a)
Global	128.9	112.4	231.6	206.9
Foodservice	111.3	97.4	213.8	199.4
Retail	28.5	25.9	57.4	48.6
Other (b)	10.4	7.2	20.1	12.2
	279.1	242.9	522.9	467.1
Advertising and promotion expenses (a)	6.0	6.1	10.8	12.5
Gross profit	285.1	249.0	533.7	479.6
Selling, general and administrative expenses	91.6	75.0	170.2	153.0
Income from operations	193.5	174.0	363.5	326.6
Interest expense, net	25.4	26.2	53.6	53.0
Income tax expense	42.7	34.0	79.4	68.3
Equity method investment earnings	15.0	10.2	25.6	30.1
Net income	140.4	124.0	256.1	235.4
Less: Income attributable to noncontrolling interests (c)	—	5.0	—	8.6
Net income attributable to Lamb Weston Holdings, Inc.	$140.4	$119.0	$256.1	$226.8
(a)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because the amounts are directly associated with segment performance; it excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

(c)	In November 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW. Our Consolidated Statements of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018.

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10% of consolidated “Net sales” in all periods presented in Consolidated Statements of Earnings. No customer accounted for more than 10% of our consolidated accounts receivable as of November 24, 2019 or May 26, 2019.

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

We are a party to legal actions arising in the ordinary course of our business. These claims, legal proceedings and litigation principally arise from alleged casualty, product liability, employment, and other disputes. In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, we believe the outcome of any of these that are pending or threatened will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as “MD&A,” contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “should,” “believe,” “estimate,” “grow,” “drive,” “invest,” “support,” “improve,” “increase,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, capital investments, dividends, share repurchases, business outlook and prospects, and remediation of the material weakness in internal control. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; our ability to remediate the material weakness in internal control; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

Management’s discussion and analysis of our results of operations and financial condition is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (EBITDA, EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS) that is prepared using non-GAAP measures. Refer to “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definitions of EBITDA, EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to net income or diluted earnings per share.

Executive Summary

Lamb Weston delivered strong sales, volume, and earnings growth results in the second quarter of fiscal 2020. Compared with the second quarter of fiscal 2019:

●	Net sales increased 12% to $1,019.2 million
●	Income from operations increased 11% to $193.5 million
●	Net income attributable to Lamb Weston increased 18% to $140.4 million
●	Diluted earnings per share increased 28% to $0.95, while Adjusted Diluted EPS increased 19% to $0.95
●	EBITDA including unconsolidated joint ventures increased 17%, to $260.9 million

In addition, in the first half of fiscal 2020, our net cash provided by operating activities increased 9% to $345.3 million. We returned $71.9 million of cash to shareholders through dividends and share repurchases, and we recently announced a 15% increase in the quarterly dividend to $0.23 per share.

These results were driven by solid operating execution by our commercial organizations coupled with strategic actions we have taken over the last few years to invest in our business to capitalize on the continued demand growth for frozen potato products around the world. We continue to execute on that strategy by investing cash back into the business to improve manufacturing operations and systems, support customer growth, and increase our presence in key markets such as Australia and South America. In the first half of fiscal 2020, we acquired a frozen potato processor in Australia and a 50% ownership interest in Lamb Weston Alimentos Modernos S.A., a joint venture with Sociedad Commercial del Plata in Argentina, which together added approximately 200 million pounds of production capacity to our manufacturing network.

Comparing performance with the second quarter of fiscal 2019, volume and price/mix increased in each of our core business segments. Our volume growth was primarily driven by growth in our Global and Foodservice segments, and includes benefits from acquisitions and additional shipping days in the quarter related to the timing of the Thanksgiving holiday. Volume growth, favorable price/mix, lower transportation costs, and commodity mark-to-market gains more than offset input cost inflation; factory inefficiencies; and higher depreciation expense primarily associated with our new french fry production line in Hermiston, Oregon, which started operating towards the end of the fourth quarter of fiscal 2019. Earnings growth also benefited from acquiring the remaining 50.01% equity interest in our joint venture, Lamb Weston BSW, LLC (the “BSW Acquisition”), and higher equity method investment earnings.

In fiscal 2020, we expect the overall operating environment will be generally favorable with continued solid demand growth globally. New industry capacity in North America and Europe may ease near-term capacity constraints and should allow processors to operate their production facilities at more normalized levels. However, while we expect to have adequate raw potatoes to support our business in fiscal 2020, overall raw potato supply in North America and Europe is tight due to  relatively poor weather conditions late in the growing season and during the crop harvest, which may temper the supply of frozen potato products until a new potato crop is harvested beginning in the summer of 2020. We expect the rate of inflation for many of our commodity and manufacturing costs will be similar to the first half of fiscal 2020. We also expect higher selling, general and administrative costs as a result of investments in our enterprise resource planning infrastructure, as well as for continued improvements in our information systems, sales, marketing, innovation, operations, and other functional capabilities, designed to drive operating efficiencies and support future growth.

Operating Results

We have four reportable segments: Global, Foodservice, Retail, and Other. We report product contribution margin by segment. Product contribution margin is the primary measure reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because the amounts are directly associated with segment performance; it excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance. For additional information on our reportable segments and product contribution margin, see Note 15,

Segments, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Thirteen Weeks Ended November 24, 2019 compared to Thirteen Weeks Ended November 25, 2018 (dollars in millions)

Net Sales and Product Contribution Margin

	Thirteen Weeks Ended
	November 24,	November 25,	%
	2019	2018	Inc/(Dec)
Segment sales
Global	$539.6	$470.0	15%
Foodservice	304.9	279.7	9%
Retail	132.1	123.9	7%
Other	42.6	37.8	13%
	$1,019.2	$911.4	12%

Segment product contribution margin
Global	$128.9	$112.4	15%
Foodservice	111.3	97.4	14%
Retail	28.5	25.9	10%
Other	10.4	7.2	44%
	279.1	242.9	15%
Advertising and promotion expenses	6.0	6.1	(2%)
Gross profit	$285.1	$249.0	14%

Net Sales

Lamb Weston’s net sales for the second quarter of fiscal 2020 were $1,019.2 million, an increase of $107.8 million, or 12%, compared to the second quarter of fiscal 2019. Volume increased 10%, primarily driven by growth in our Global and Foodservice segments, and includes an approximate 1.5 percentage point benefit from acquisitions, as well as an approximate 1 percentage point benefit from additional shipping days related to the timing of the Thanksgiving holiday. Price/mix increased 2% due to pricing actions and favorable mix.

Global segment net sales increased $69.6 million, or 15%, to $539.6 million, compared with $470 million in the second quarter of fiscal 2019. Volume increased 14%, driven by solid growth in sales, including the benefit of limited time product offerings, to strategic customers in the U.S. and key international markets, an approximate 3 percentage point benefit from acquisitions, and an approximate 1 percentage point benefit from additional shipping days related to the timing of the Thanksgiving holiday. Price/mix increased 1%, largely reflecting pricing adjustments associated with multi-year contracts.

Foodservice segment net sales increased $25.2 million, or 9%, to $304.9 million, compared with $279.7 million in the second quarter of fiscal 2019. Volume increased 5 percent, led by growth in distributor private label and Lamb Weston branded products. Approximately half of the volume increase reflected the benefit of additional shipping days related to the timing of the Thanksgiving holiday. Price/mix increased 4 percent, primarily reflecting pricing actions initiated during the quarter and improved mix.

Retail segment net sales increased $8.2 million, or 7%, to $132.1 million, compared with $123.9 million in the second quarter of fiscal 2019. Volume increased 4 percent, driven by increased sales of Grown in Idaho and other branded products as well as private label products. Approximately 2 percentage points of the volume increase reflected the benefit of additional shipping days related to the timing of the Thanksgiving holiday. Price/mix increased 3 percent, driven by favorable mix and pricing actions.

Net sales in our Other segment increased $4.8 million, or 13%, to $42.6 million, compared with $37.8 million in the second quarter of fiscal 2019, largely due to increased volumes in our vegetable business, partially offset by lower price/mix.

Product Contribution Margin

Lamb Weston’s product contribution margin for the second quarter of fiscal 2020 was $279.1 million, an increase of $36.2 million, or 15%, compared to the second quarter of fiscal 2019.

Global segment product contribution margin increased $16.5 million, or 15%, to $128.9 million in the second quarter of fiscal 2020, driven by volume growth and favorable price/mix. Global segment cost of sales was $409.5 million, up 15% compared to the second quarter of fiscal 2019, reflecting higher sales volumes; input cost inflation; higher manufacturing costs due to factory inefficiencies, which were primarily driven by higher maintenance and related costs; and higher depreciation expense primarily associated with the new Hermiston production line. The increase in cost of sales was partially offset by lower transportation costs.

Foodservice segment product contribution margin increased $13.9 million, or 14%, to $111.3 million in the second quarter of fiscal 2020, driven by favorable price/mix and volume growth. Cost of sales was $192.2 million, up 6% compared to the second quarter of fiscal 2019, due to higher sales volumes; input cost inflation; higher manufacturing costs due to factory inefficiencies; and higher depreciation expense primarily associated with the new Hermiston production line. The increase in cost of sales was partially offset by lower transportation costs. Advertising and promotion spending decreased $0.5 million in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019.

Retail segment product contribution margin increased $2.6 million, or 10%, to $28.5 million, largely due to favorable price/mix and volume growth. Cost of sales was $100.4 million, up 6% compared to the second quarter of fiscal 2019, primarily due to higher sales volumes; input cost inflation; higher manufacturing costs due to factory inefficiencies; and higher depreciation expense primarily associated with the new Hermiston production line. The increase in cost of sales was partially offset by lower transportation costs. Advertising and promotion spending increased $0.4 million to $3.3 million in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019, reflecting the timing of marketing investments in support of Grown in Idaho, Alexia and other branded products.

Other segment product contribution margin was $10.4 million, an increase of $3.2 million as compared with $7.2 million of income in the second quarter of fiscal 2019. These amounts include a $4.2 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the second quarter of fiscal 2020, and a $0.4 million gain related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin declined $0.6 million, largely due to lower price/mix in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.6 million, or 22%, to $91.6 million in the second quarter of fiscal 2020 compared with the same period in 2019. The increase was largely driven by an approximate $6 million increase in incentive compensation expense accruals primarily based on our operating performance, as well as investments in our sales, marketing, operating and systems capabilities, which included more than $2 million of expense associated with designing and implementing a new enterprise resource planning system. These increases were partially offset by an approximate $2 million reduction in foreign exchange losses. The prior year period also included an approximate $4 million insurance settlement benefit.

Interest Expense, Net

Interest expense, net was $25.4 million for the second quarter of fiscal 2020, a decrease of $0.8 million compared with the same period in fiscal 2019. The decrease in “Interest expense, net” was the result of lower average total debt versus the prior year and lower interest rates, including anticipated patronage dividends, on the term loan facility we refinanced during the first quarter of fiscal 2020. For more information on this refinance see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the second quarter of fiscal 2020 and 2019 was $42.7 million and $34.0 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 23.3% and 21.5% for the second quarter of fiscal 2020 and 2019, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $15.0 million and $10.2 million for the second quarter of fiscal 2020 and 2019, respectively. These amounts included a $2.7 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the second quarter of fiscal 2020, and a $1.1 million unrealized loss related to the contracts in the second quarter of fiscal 2019. Excluding these adjustments, earnings from equity method investments increased $6.4 million, largely reflecting lower raw potato prices in Europe.

Twenty-Six Weeks Ended November 24, 2019 compared to Twenty-Six Weeks Ended November 25, 2018 (dollars in millions)

Net Sales and Product Contribution Margin

	Twenty-Six Weeks Ended
	November 24,	November 25,	%
	2019	2018	Inc/(Dec)
Segment sales
Global	$1,057.2	$936.8	13%
Foodservice	610.3	577.5	6%
Retail	261.4	240.1	9%
Other	79.3	71.9	10%
	$2,008.2	$1,826.3	10%

Segment product contribution margin
Global	$231.6	$206.9	12%
Foodservice	213.8	199.4	7%
Retail	57.4	48.6	18%
Other	20.1	12.2	65%
	522.9	467.1	12%
Advertising and promotion expenses	10.8	12.5	(14%)
Gross profit	$533.7	$479.6	11%

Net Sales

Lamb Weston’s net sales for the first half of fiscal 2020 were $2,008.2 million, an increase of $181.9 million, or 10%, compared to the first half of fiscal 2019. Volume increased 8%, primarily driven by growth in our Global segment, and includes an approximate one-and-a-half percentage point benefit from acquisitions. Price/mix increased 2% due to pricing actions and favorable mix.

Global segment net sales increased $120.4 million, or 13%, to $1,057.2 million, compared with $936.8 million in the first half of fiscal 2019. Volume increased 12%, driven by solid growth in sales, including the benefit of limited time product offerings, to strategic customers in the U.S. and key international markets, an approximate two-and-a-half percentage point benefit from acquisitions. Price/mix increased 1%, largely reflecting pricing adjustments associated with multi-year contracts.

Foodservice segment net sales increased $32.8 million, or 6%, to $610.3 million, compared with $577.5 million in the first half of fiscal 2019. Volume increased 3 percent, led by growth in distributor private label and Lamb Weston branded products. Price/mix increased 3 percent, primarily reflecting improved mix and pricing actions initiated in the fall of 2018 and fall of 2019.

Retail segment net sales increased $21.3 million, or 9%, to $261.4 million, compared with $240.1 million in the first half of fiscal 2019. Volume increased 6 percent, driven by increased sales of private label products as well as Grown in Idaho and other branded products. Price/mix increased 3 percent, driven by favorable mix and pricing actions.

Net sales in our Other segment increased $7.4 million, or 10%, to $79.3 million, compared with $71.9 million in the first half of fiscal 2019, largely due to increased volumes in our vegetable business, partially offset by lower price/mix.

Product Contribution Margin

Lamb Weston’s product contribution margin for the first half of fiscal 2020 was $522.9 million, an increase of $55.8 million, or 12%, compared to the first half of fiscal 2019.

Global segment product contribution margin increased $24.7 million, or 12%, to $231.6 million in the first half of fiscal 2020, driven by volume growth and favorable price/mix. Global segment cost of sales was $823.2 million, up 13% compared to the first half of fiscal 2019, due to higher sales volumes; input cost inflation; higher manufacturing costs due to factory inefficiencies, which were primarily driven by higher maintenance and related costs; and higher depreciation expense primarily associated with the new Hermiston production line. The increase in cost of sales was partially offset by lower transportation costs.

Foodservice segment product contribution margin increased $14.4 million, or 7%, to $213.8 million in the first half of fiscal 2020, driven by favorable price/mix and volume growth. Cost of sales was $393.4 million, up 5% compared to the first half of fiscal 2019, due to higher sales volumes; input cost inflation; higher manufacturing costs due to factory inefficiencies; and higher depreciation expense primarily associated with the new Hermiston production line. The increase in cost of sales was partially offset by lower transportation costs.

Retail segment product contribution margin increased $8.8 million, or 18%, to $57.4 million, largely due to higher price/mix, volume growth and lower advertising and promotional expenses. Cost of sales was $198.8 million, up 8% compared to the first half of fiscal 2019, primarily due to higher sales volumes; input cost inflation; higher manufacturing costs due to factory inefficiencies; and higher depreciation expense primarily associated with the new Hermiston production line. The increase in cost of sales was partially offset by lower transportation costs. Advertising and promotion spending declined $1.7 million to $5.2 million in the first half of fiscal 2020 as compared to the first half of fiscal 2019, reflecting the timing of marketing investments in support of Grown in Idaho, Alexia and other branded products.

Other segment product contribution margin was $20.1 million, an increase of $7.9 million as compared with $12.2 million of income in the first half of fiscal 2019. These amounts include a $7.3 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the first half of fiscal 2020, and a $4.0 million loss related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin declined $3.4 million, largely due to lower price/mix in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.2 million, or 11%, to $170.2 million in the first half of fiscal 2020 compared with the same period in 2019. The increase was largely driven by a $7 million increase in incentive compensation expense accruals primarily based on our operating performance, as well as investments in our sales, marketing, operating and systems capabilities, including approximately $4 million of expense associated with designing and implementing a new enterprise resource planning system. These increases were partially offset by an approximate $6 million reduction in foreign exchange losses and a $1.7 million decline in advertising and promotional expenses. The prior year period also included an approximate $4 million insurance settlement benefit.

Interest Expense, Net

Interest expense, net was $53.6 million for the first half of fiscal 2020, an increase of $0.6 million compared with the same period in fiscal 2019. The increase in “Interest expense, net” was the result of the write-off of $1.7 million of debt issuance costs in connection with the refinance of our term loan facility, partially offset by lower average total debt versus the prior year and lower interest rates, including anticipated patronage dividends, on the term loan facility we refinanced during the first quarter of fiscal 2020. For more information on this refinance see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the first half of fiscal 2020 and 2019 was $79.4 million and $68.3 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 23.7% and 22.5% for the first half of fiscal 2020 and 2019, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $25.6 million and $30.1 million for the first half of fiscal 2020 and 2019, respectively. These amounts included a $1.6 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first half of fiscal 2020, and a $0.4 million unrealized loss related to the contracts in the first half of fiscal 2019. Excluding these adjustments, earnings from equity method investments decreased $3.3 million, largely reflecting higher raw potato prices and manufacturing costs associated with last year’s poor crop in Europe, partially offset by favorable price/mix and volume growth.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At November 24, 2019, we had $23.8 million of cash and cash equivalents and $496.6 million of available borrowing capacity on our revolving credit facility. Currently, our primary uses of cash are for operations, capital expenditures, dividends on our common stock, acquisitions, debt service, and stock repurchases. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including dividends declared, for at least the next twelve months.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Twenty-Six Weeks Ended
	November 24,	November 25,	Provided by
	2019	2018	(Used for)
Net cash flows provided by (used for):
Operating activities	$345.3	$316.8	$28.5
Investing activities	(240.2)	(168.7)	(71.5)
Financing activities	(93.6)	(81.4)	(12.2)
	11.5	66.7	(55.2)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.7)	0.8
Net increase in cash and cash equivalents	$11.6	$66.0	$(54.4)

Operating Activities

In the first half of fiscal 2020, cash provided by operating activities increased $28.5 million to $345.3 million, compared with $316.8 million in the same period a year ago. Compared with the first half of fiscal 2019, earnings from operations, adjusted for non-cash income and expense and other items, increased $20.6 million due primarily to favorable sales volumes and price/mix. Changes in operating assets and liabilities provided $7.9 million more cash during the first half of fiscal 2020 compared with the same period in the prior year. The increase in cash provided by changes in operating assets and liabilities was driven primarily by the timing of harvest for raw product and an increase in the sale of finished goods inventories, the timing of tax payments, and the timing of payments for accounts payable. These cash inflows were partially offset by higher sales and receivables, and the timing of grower payments.

Investing Activities

Investing activities used $240.2 million of cash in the first half of fiscal 2020, compared with $168.7 million in the same period in the prior year. The first half of fiscal 2020 includes the acquisition of a frozen potato processor in Australia for $116.7 million. We also acquired a 50% ownership interest in Lamb Weston Alimentos Modernos S.A., a manufacturer of frozen potato products in South America, for $27.3 million. We paid $17.1 million in the first half of fiscal 2020 and we expect to pay $5.5 million during the third quarter of fiscal 2020. The remaining $4.7 million, less any amounts for indemnified losses, is payable in October 2024. Cash used for capital, including information technology expenditures, was $107.4 million in the first half of fiscal 2020 and is expected to be approximately $300 million, excluding acquisitions, for fiscal 2020.

Financing Activities

During the first half of fiscal 2020, cash used for financing activities increased $12.2 million to $93.6 million, compared with cash used for financing activities of $81.4 million during the same period a year ago. The increase primarily related to a $13.4 million increase in cash used to repurchase 185,200 shares of our common stock at an average price of $72.61 per share under our share repurchase program. We will continue to repurchase shares, on an opportunistic basis, in open market repurchase transactions. As of November 24, 2019, $204.7 million remained authorized for repurchase under the program.

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

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At November 24, 2019, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

To supplement the financial information included in this report, we have presented EBITDA, EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, each of which is considered a non-GAAP financial measure.

Lamb Weston’s management uses EBITDA, EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS to evaluate the Company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. The Company includes these non-GAAP financial measures because management believes they are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measures, such as net income (loss) or diluted earnings per share, and there are limitations to using non-GAAP financial measures.

The following table reconciles net income to EBITDA and EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 24,	November 25,	November 24,	November 25,
	2019	2018	2019	2018
Net income attributable to Lamb Weston Holdings, Inc.	$140.4	$119.0	$256.1	$226.8
Income attributable to noncontrolling interests	—	5.0	—	8.6
Equity method investment earnings	(15.0)	(10.2)	(25.6)	(30.1)
Interest expense, net	25.4	26.2	53.6	53.0
Income tax expense	42.7	34.0	79.4	68.3
Income from operations	193.5	174.0	363.5	326.6
Depreciation and amortization	44.7	37.4	87.8	74.8
EBITDA (a)	238.2	211.4	451.3	401.4

Unconsolidated Joint Ventures
Equity method investment earnings	15.0	10.2	25.6	30.1
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	7.7	7.0	16.9	14.5
Add: EBITDA from unconsolidated joint ventures	22.7	17.2	42.5	44.6

Consolidated Joint Ventures (b)
Income attributable to noncontrolling interests	—	(5.0)	—	(8.6)
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	—	(0.8)	—	(1.7)
Subtract: EBITDA from consolidated joint ventures	—	(5.8)	—	(10.3)

EBITDA including unconsolidated joint ventures	$260.9	$222.8	$493.8	$435.7
(a)	EBITDA includes EBITDA from consolidated joint ventures for the twenty-six weeks ended November 25, 2018.

(b)	In November 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW. Our Consolidated Statements of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018.

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 24,	November 25,	November 24,	November 25,
	2019 (a)	2018 (a)	2019 (a)	2018 (a)
As reported	$0.95	$0.74	$1.74	$1.47
Items impacting comparability:
Increase in redemption value of noncontrolling interests (b)	—	0.06	—	0.06
Total items impacting comparability	—	0.06	—	0.06
Adjusted	$0.95	$0.80	$1.74	$1.53
(a)	Diluted weighted average common shares were 147.1 million and 147.4 million for the thirteen weeks ended November 24, 2019 and November 25, 2018, respectively, and 147.1 million and 147.3 million for the twenty-six weeks ended November 24, 2019 and November 25, 2018, respectively.

(b)	During the thirteen and twenty-six weeks ended November 25, 2018, net income available to common stockholders and diluted earnings per share included accretion expense, net of estimated tax benefits, of $9.5 million, or $0.06 per share, which we recorded to increase the redeemable noncontrolling interest to the amount we agreed to pay to acquire the remaining 50.01% interest in our Lamb Weston BSW joint venture.

While the accretion, net of estimated tax benefits, reduced net income available to common stockholders and earnings per share, it did not impact net income in the Consolidated Statements of Earnings. The thirteen and twenty-six weeks ended November 25, 2018, include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the agreement to acquire the remaining interest in Lamb Weston BSW. See Note 8, Investments in Joint Ventures, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” in this Form 10-Q for more information.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the second quarter of fiscal 2020.

New and Recently Adopted Accounting Pronouncements

For a list of our new and recently adopted accounting pronouncements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we periodically enter into derivatives to minimize these risks, but not for trading purposes.

Based on our open commodity contract hedge positions as of November 24, 2019, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $3.7 million ($2.8 million net of income tax benefits). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At November 24, 2019, we had $1,666.0 million of fixed-rate and $592.1 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.0 million annually ($4.6 million net of income tax benefit).

See Note 11, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 24, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was disclosed in the Form 10-K.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares purchased during the thirteen weeks ended November 24, 2019 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
August 26, 2019 through September 22, 2019	—	$—	—	$213.3
September 23, 2019 through October 20, 2019	76,572	$76.28	53,400	$209.2
October 21, 2019 through November 24, 2019	59,733	$76.40	59,298	$204.7
Total	136,305
(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period and repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $76.44.

(b)	In December 2018, our Board of Directors authorized a $250.0 million share repurchase program with no expiration date. Repurchases may be made at our discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions.

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

Dated this 3rd day of January, 2020.