Form 10-Q
period 2020-02-23
Lamb Weston Holdings, Inc.
filed 2020-04-01
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2020

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

As of March 27, 2020, the Registrant had 146,038,893 shares of common stock, par value $1.00 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, dollars in millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23,	February 24,	February 23,	February 24,
	2020	2019	2020	2019
Net sales	$937.3	$926.8	$2,945.5	$2,753.1
Cost of sales	686.9	653.4	2,161.4	2,000.1
Gross profit	250.4	273.4	784.1	753.0
Selling, general and administrative expenses	87.9	79.6	258.1	232.6
Income from operations	162.5	193.8	526.0	520.4
Interest expense, net	25.2	27.0	78.8	80.0
Income before income taxes and equity method earnings	137.3	166.8	447.2	440.4
Income tax expense	35.7	39.6	115.1	107.9
Equity method investment earnings	9.8	14.2	35.4	44.3
Net income	111.4	141.4	367.5	376.8
Less: Income attributable to noncontrolling interests	—	—	—	8.6
Net income attributable to Lamb Weston Holdings, Inc.	$111.4	$141.4	$367.5	$368.2
Earnings per share
Basic	$0.76	$0.96	$2.51	$2.44
Diluted	$0.76	$0.95	$2.50	$2.42

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	February 23, 2020			February 24, 2019
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$147.1	$(35.7)	$111.4	$181.0	$(39.6)	$141.4
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.2	(0.1)	0.1	0.2	—	0.2
Unrealized currency translation gains (losses)	(7.8)	0.6	(7.2)	2.4	—	2.4
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$139.5	$(35.2)	$104.3	$183.6	$(39.6)	$144.0

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	February 23, 2020			February 24, 2019
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$482.6	$(115.1)	$367.5	$484.7	$(107.9)	$376.8
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.6	(0.2)	0.4	0.6	(0.1)	0.5
Unrealized currency translation gains (losses)	(17.3)	1.6	(15.7)	(9.5)	—	(9.5)
Comprehensive income (loss)	465.9	(113.7)	352.2	475.8	(108.0)	367.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	8.6	—	8.6
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$465.9	$(113.7)	$352.2	$467.2	$(108.0)	$359.2

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	February 23,	May 26,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$30.1	$12.2
Receivables, less allowance for doubtful accounts of $0.9 and $1.3	368.8	340.1
Inventories	597.3	498.3
Prepaid expenses and other current assets	101.3	110.9
Total current assets	1,097.5	961.5
Property, plant and equipment, net	1,554.0	1,597.8
Operating lease assets	172.4	—
Equity method investments	253.4	224.6
Goodwill	303.0	205.9
Intangible assets, net	39.0	37.6
Other assets	46.9	20.7
Total assets	$3,466.2	$3,048.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$21.0	$8.4
Current portion of long-term debt and financing obligations	36.6	38.0
Accounts payable	291.9	289.2
Accrued liabilities	244.2	217.2
Total current liabilities	593.7	552.8
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,195.3	2,280.2
Deferred income taxes	156.9	125.7
Other noncurrent liabilities	249.9	94.0
Total long-term liabilities	2,602.1	2,499.9
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,993,259 and 146,654,827 shares issued	147.0	146.7
Additional distributed capital	(867.0)	(890.3)
Retained earnings	1,099.2	803.6
Accumulated other comprehensive loss	(40.6)	(25.3)
Treasury stock, at cost, 954,680 and 585,794 common shares	(68.2)	(39.3)
Total stockholders' equity (deficit)	270.4	(4.6)
Total liabilities and stockholders’ equity	$3,466.2	$3,048.1

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except shares and per share data)

	Thirteen Weeks Ended February 23, 2020 and February 24, 2019
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at November 24, 2019	146,003,204	$146.8	$(57.1)	$(877.0)	$1,021.9	$(33.5)	$201.1
Dividends declared, $0.2300 per share	—	—	—	—	(33.6)	—	(33.6)
Common stock issued	156,235	0.2	—	3.9	—	—	4.1
Stock-settled, stock-based compensation expense	—	—	—	5.6	—	—	5.6
Repurchase of common stock and common stock withheld to cover taxes	(120,860)	—	(11.1)	—	—	—	(11.1)
Other	—	—	—	0.5	(0.5)	—	—
Comprehensive income (loss)	—	—	—	—	111.4	(7.1)	104.3
Balance at February 23, 2020	146,038,579	$147.0	$(68.2)	$(867.0)	$1,099.2	$(40.6)	$270.4

Balance at November 25, 2018	146,491,903	$146.6	$(7.3)	$(900.9)	$610.4	$(15.9)	$(167.1)
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(0.5)	—	—	(0.5)
Dividends declared, $0.2000 per share	—	—	—	—	(29.3)	—	(29.3)
Common stock issued	3,867	—	—	—	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	4.5	—	—	4.5
Repurchase of common stock and common stock withheld to cover taxes	(112,280)	—	(7.9)	—	—	—	(7.9)
Other	—	—	—	0.1	—	—	0.1
Comprehensive income	—	—	—	—	141.4	2.6	144.0
Balance at February 24, 2019	146,383,490	$146.6	$(15.2)	$(896.8)	$722.5	$(13.3)	$(56.2)

	Thirty-Nine Weeks Ended February 23, 2020 and February 24, 2019
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 26, 2019	146,069,033	$146.7	$(39.3)	$(890.3)	$803.6	$(25.3)	$(4.6)
Adoption of ASC 842 leases	—	—	—	—	20.5	—	20.5
Dividends declared, $0.6300 per share	—	—	—	—	(92.0)	—	(92.0)
Common stock issued	338,432	0.3	—	4.0	—	—	4.3
Stock-settled, stock-based compensation expense	—	—	—	18.2	—	—	18.2
Repurchase of common stock and common stock withheld to cover taxes	(368,886)	—	(28.9)	—	—	—	(28.9)
Other	—	—	—	1.1	(0.4)	—	0.7
Comprehensive income (loss)	—	—	—	—	367.5	(15.3)	352.2
Balance at February 23, 2020	146,038,579	$147.0	$(68.2)	$(867.0)	$1,099.2	$(40.6)	$270.4

Balance at May 27, 2018	146,332,332	$146.4	$(2.9)	$(900.4)	$426.4	$(4.3)	$(334.8)
Adoption of ASC 606 revenue from contracts with customers	—	—	—	—	13.7	—	13.7
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(11.4)	—	—	(11.4)
Dividends declared, $0.5825 per share	—	—	—	—	(85.3)	—	(85.3)
Common stock issued	224,398	0.2	—	0.9	—	—	1.1
Stock-settled, stock-based compensation expense	—	—	—	13.7	—	—	13.7
Repurchase of common stock and common stock withheld to cover taxes	(173,240)	—	(12.3)	—	—	—	(12.3)
Other	—	—	—	0.4	(0.5)	—	(0.1)
Comprehensive income (loss)	—	—	—	—	368.2	(9.0)	359.2
Balance at February 24, 2019	146,383,490	$146.6	$(15.2)	$(896.8)	$722.5	$(13.3)	$(56.2)

See Condensed Notes to Consolidated Financial Statements

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirty-Nine Weeks Ended
	February 23,	February 24,
	2020	2019
Cash flows from operating activities
Net income	$367.5	$376.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	137.5	117.5
Stock-settled, stock-based compensation expense	18.2	13.7
Earnings of joint ventures in excess of distributions	(6.5)	(9.0)
Deferred income taxes	25.3	38.5
Other	1.2	4.1
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(24.3)	(43.3)
Inventories	(94.6)	(104.7)
Income taxes payable/receivable, net	8.1	14.1
Prepaid expenses and other current assets	1.8	(7.0)
Accounts payable	2.1	51.6
Accrued liabilities	(0.6)	(7.9)
Net cash provided by operating activities	$435.7	$444.4
Cash flows from investing activities
Acquisition of business, net of cash acquired	(116.7)	(88.6)
Additions to property, plant and equipment	(127.8)	(244.2)
Additions to other long-term assets	(24.2)	(3.1)
Investment in equity method joint venture	(22.6)	—
Other	1.5	2.0
Net cash used for investing activities	$(289.8)	$(333.9)
Cash flows from financing activities
Proceeds from issuance of debt	299.3	—
Repayments of debt and financing obligations	(327.1)	(57.1)
Dividends paid	(87.7)	(84.0)
Repurchase of common stock and common stock withheld to cover taxes	(28.9)	(12.3)
Proceeds (payments) of short-term borrowings, net	12.7	89.3
Acquisition of noncontrolling interest	—	(78.2)
Cash distributions paid to noncontrolling interest	—	(6.1)
Other	4.0	1.1
Net cash used for financing activities	$(127.7)	$(147.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(1.6)
Net increase (decrease) in cash and cash equivalents	17.9	(38.4)
Cash and cash equivalents, beginning of the period	12.2	55.6
Cash and cash equivalents, end of period	$30.1	$17.2

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

Basis of Presentation

The accompanying consolidated financial statements present the financial results of Lamb Weston for the thirteen and thirty-nine weeks ended February 23, 2020 and February 24, 2019, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. These financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May. These financial statements and condensed notes should be read together with the combined and consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 25, 2019.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.

Revenue from Contracts with Customers

Generally, we recognize revenue on a point-in-time basis when the customer takes title to the product and assumes the risks and rewards for the product. However, for customized products, which are products manufactured to customers’ unique specifications, we recognize revenue over time, utilizing an output method based on products produced. This is because once a customized product is manufactured pursuant to a purchase order, we have an enforceable right to payment for that product. Our Global segment sells the majority of our customized products, for which revenue is recognized when a purchase order is received to the extent the product has been manufactured, as opposed to sales of non-customized products, for which revenue is generally recognized upon shipment. As a result, the timing of the receipt of a purchase order may create quarterly fluctuations in this segment.

The nature of our contracts vary based on the business, customer type, and region; however, in all instances it is our customary business practice to receive a valid order from the customer, in which each party’s rights and related payment terms are clearly identifiable. Our payment terms are consistent with industry standards and generally include early pay discounts. Amounts billed and due from customers are short-term in nature and are classified as receivables, since payments are unconditional and only the passage of time is required before payments are due. We generally do not offer financing to our customers. We also do not provide a general right of return. However, customers may seek to return defective or non-conforming products. Following a customer return, we may offer remedies, including cash refunds, credit towards future purchases, or product replacement. As a result, customers’ right of return and related refund or product liabilities are estimated and recorded as reductions in revenue.

New and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”). We adopted the provisions of the guidance effective May 27, 2019 (the beginning of our fiscal year), using the modified retrospective transition method and prior periods were not recast. The adoption of the standard resulted in a $26.6 million ($20.5 million, net of tax) cumulative-effect adjustment to the opening balance of retained earnings for the elimination of $38.7 million of land and $65.3 million of finance lease obligations related to a sale leaseback. The adoption also resulted in the recognition of approximately $155 million of operating lease assets and short-term and long-term operating lease obligations recorded on our consolidated balance sheet related to operating leases. We elected to adopt certain of the optional practical expedients including electing to not reassess lease classification, initial direct costs of existing leases, or whether existing contracts contain a lease. In addition, we elected to account for each contract’s lease and non-lease components as a single lease component. The standard did not have a material impact on our results of operations or cash flows. See Note 6, Leases, for more information.

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately; however, it is only available through December 31, 2022. We are currently evaluating the potential impact of this standard on our financial statements.

There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23,	February 24,	February 23,	February 24,
	2020	2019	2020	2019
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$111.4	$141.4	$367.5	$368.2
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated, net of tax benefits (a)	—	0.5	—	11.4
Net income available to Lamb Weston common stockholders	$111.4	$140.9	$367.5	$356.8

Denominator:
Basic weighted average common shares outstanding	146.2	146.6	146.2	146.5
Add: Dilutive effect of employee incentive plans (b)	1.0	0.8	0.9	0.8
Diluted weighted average common shares outstanding	147.2	147.4	147.1	147.3

Earnings per share (a)
Basic	$0.76	$0.96	$2.51	$2.44
Diluted	$0.76	$0.95	$2.50	$2.42
(a)	In November 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”). Our Consolidated Statements of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. During the thirty-nine weeks ended February 24, 2019, net income available to common stockholders and earnings per share included accretion expense, net of estimated tax benefits, of $10.0 million, or $0.07 per share, to increase the redeemable noncontrolling interest to the amount we agreed to pay to acquire the remaining interest in Lamb Weston BSW. While the accretion, net of estimated tax benefits, reduced net income available to Lamb Weston common stockholders and earnings per share, it did not impact net income in the Consolidated Statements of Earnings.

The thirteen weeks ended February 24, 2019, included a $0.5 million, or $0.01 per share, decrease in tax benefits related to the agreement to acquire Lamb Weston BSW.

(b)	Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of February 23, 2020, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of February 24, 2019, we did not have any stock-based awards that were antidilutive.

3.    INCOME TAXES

Income tax expense was $35.7 million and $39.6 million for the thirteen weeks ended February 23, 2020 and February 24, 2019, respectively; and $115.1 million and $107.9 million for the thirty-nine weeks ended February 23, 2020 and February 24, 2019, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 24.3% and 21.9% for the thirteen weeks ended February 23, 2020 and February 24, 2019, respectively; and 23.8% and 22.3% for the thirty-nine weeks ended February 23, 2020 and February 24, 2019, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Income Taxes Paid

Income taxes paid, net of refunds, were $81.2 million and $54.7 million during the thirty-nine weeks ended February 23, 2020 and February 24, 2019, respectively.

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

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	February 23,	May 26,
	2020	2019
Raw materials and packaging	$149.6	$93.1
Finished goods	410.2	371.4
Supplies and other	37.5	33.8
Inventories	$597.3	$498.3

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows (dollars in millions):

	February 23,	May 26,
	2020	2019
Land and land improvements (a)	$107.2	$142.2
Buildings, machinery, and equipment	2,657.8	2,542.3
Furniture, fixtures, office equipment, and other	107.1	105.2
Construction in progress	63.6	84.8
Property, plant and equipment, at cost	2,935.7	2,874.5
Less accumulated depreciation	(1,381.7)	(1,276.7)
Property, plant and equipment, net	$1,554.0	$1,597.8
(a)	Effective May 27, 2019, we adopted ASC 842 and we eliminated $38.7 million of land, related to a sale leaseback, as part of the cumulative-effect adjustment. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

Depreciation expense was $44.2 million and $38.7 million for the thirteen weeks ended February 23, 2020 and February 24, 2019, respectively; and $130.7 million and $112.4 million for the thirty-nine weeks ended February 23, 2020 and February 24, 2019, respectively. At February 23, 2020 and May 26, 2019, purchases of property, plant and equipment included in accounts payable were $21.0 million and $27.1 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended February 23, 2020 and February 24, 2019, was $0.7 million and $2.5 million, respectively; and $1.9 million and $6.0 million for the thirty-nine weeks ended February 23, 2020 and February 24, 2019, respectively.

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

The components of total lease costs, net, consisted of the following (dollars in millions):

	Thirteen Weeks Ended February 23, 2020 (a)
	Operating	Finance
	Leases	Leases	Total
Operating lease costs	$8.9	$—	$8.9
Short-term and variable lease costs	0.6	—	0.6
Sublease income	(0.8)	—	(0.8)
Amortization of lease assets	—	0.9	0.9
Interest on lease liabilities	—	0.1	0.1
Total lease costs, net	$8.7	$1.0	$9.7

	Thirty-Nine Weeks Ended February 23, 2020 (a)
	Operating	Finance
	Leases	Leases	Total
Operating lease costs	$20.3	$—	$20.3
Short-term and variable lease costs	4.6	—	4.6
Sublease income	(2.0)	—	(2.0)
Amortization of lease assets	—	2.4	2.4
Interest on lease liabilities	—	0.5	0.5
Total lease costs, net	$22.9	$2.9	$25.8
(a)	Supply-chain-related lease costs are included in “Cost of sales” and the remainder is recorded in “Selling, general, and administrative expenses.” Interest on lease liabilities is included in “Interest expense, net,” in our Consolidated Statements of Earnings.

Operating and finance leases, with terms greater than one year, were as follows (dollars in millions):

	As of February 23, 2020
	Operating	Finance
	Leases	Leases	Total
Assets:
Operating lease assets	$172.4	$—	$172.4
Property, plant and equipment, net (a)	—	12.0	12.0
Total leased assets	$172.4	$12.0	$184.4

Liabilities:
Lease liabilities due within one year:
Accrued liabilities	$24.3	$—	$24.3
Current portion of long-term debt and financing obligations	—	2.8	2.8
Long-term lease liabilities:
Other noncurrent liabilities	151.0	—	151.0
Long-term debt and financing obligations, excluding current portion	—	11.2	11.2
Total lease liabilities	$175.3	$14.0	$189.3
(a)	Finance leases are net of accumulated amortization of $11.6 million.

The maturities of our lease liabilities for operating and finance leases at February 23, 2020 were as follows (dollars in millions):

	Operating	Finance
	Leases	Leases	Total
2020 (remainder of year)	$8.4	$1.0	$9.4
2021	31.2	3.1	34.3
2022	28.7	2.9	31.6
2023	21.5	2.0	23.5
2024	20.5	1.1	21.6
2025	18.5	0.8	19.3
Thereafter	78.3	5.7	84.0
Total lease payments	207.1	16.6	223.7
Less: Interest (a)	(31.8)	(2.6)	(34.4)
Present value of lease liabilities	$175.3	$14.0	$189.3

Weighted-average remaining lease term (years)	8.5	9.3
Weighted-average discount rate	3.6%	3.2%
(a)	As the implicit rate is not readily determinable for most of our leases, we use an incremental borrowing rate to determine the initial present value of lease payments. We use a collateralized rate and apply the rate based on the currency of the lease, which is updated quarterly for the measurement of new lease liabilities.

At May 26, 2019, minimum lease payments under non-cancellable leases with lease terms in excess of one year, and accounted for under the previous lease accounting standard, were as follows (dollars in millions):

	Operating	Capital
	Leases	Leases (a)	Total
2020	$18.6	$7.5	$26.1
2021	16.5	7.2	23.7
2022	15.7	7.2	22.9
2023	10.5	6.4	16.9
2024	8.6	5.9	14.5
Thereafter	26.6	73.5	100.1
Total lease payments	$96.5	$107.7	$204.2
Discount to present value		(28.8)	(28.8)
Total lease liability		$78.9	$175.4
Current portion of financing obligations		(4.3)	(4.3)
Long-term financing obligations, excluding current portion		$74.6	$171.1
(a)	Includes unamortized portion of a deferred gain related to a sale leaseback that was eliminated from the Consolidated Balance Sheet as part of the cumulative-effect adjustment at adoption of ASC 842. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

Supplemental cash flow information related to leases was as follows (dollars in millions):

	Thirty-Nine Weeks Ended February 23, 2020
	Operating	Finance
	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities:
Cash used for operating activities	$21.0	$—	$21.0
Cash used for financing activities	—	1.8	1.8
Noncash investing and financing activities:
Assets obtained in exchange for new operating lease obligations	36.5	—	36.5
Assets obtained in exchange for new finance lease obligations	—	2.1	2.1

7.    ACQUISITION

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

On October 15, 2019, we acquired a 50% ownership interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Sociedad Commercial del Plata, which is headquartered in Argentina, for $27.3 million. During the thirty-nine weeks ended February 23, 2020, we paid $22.6 million and will pay the remaining $4.7 million, less any amounts for indemnified losses, in October 2024. LWAMSA manufactures and sells frozen potato products principally in South America. We account for the investment using equity method accounting.

The carrying value of our equity method investments, which includes Lamb-Weston/Meijer, Lamb Weston RDO, and LWAMSA at February 23, 2020 and May 26, 2019, was $253.4 million and $224.6 million, respectively, and are included in “Equity method investments” on our Consolidated Balance Sheets. For the thirteen weeks ended February 23, 2020 and February 24, 2019, we had sales to our equity method investments of $8.6 million and $5.8 million and payments to our equity method investments of $1.9 million and $1.5 million, respectively; and for the thirty-nine weeks ended February 23, 2020 and February 24, 2019, we had sales to our equity method investments of $25.1 million and $19.9 million and payments to our equity method investments of $7.9 million and $7.4 million, respectively. Total dividends from our equity method investments were $10.9 million and $9.8 million for the thirteen weeks ended February 23, 2020 and February 24, 2019, respectively; and $28.9 million and $35.4 million for the thirty-nine weeks ended February 23, 2020 and February 24, 2019, respectively. The thirteen and thirty-nine weeks ended February 23, 2020, both include a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

During the thirteen weeks ended February 23, 2020, we entered into an agreement with Lamb-Weston/Meijer, effective as of December 31, 2018, to share the costs of a single, global enterprise resource planning (“ERP”) platform and related software and services. Under the terms of the agreement, Lamb-Weston/Meijer will pay us in five equal annual payments, plus interest, beginning in the period the system is deployed at Lamb-Weston/Meijer. In connection with this agreement, we recorded a $6.0 million receivable from Lamb-Weston/Meijer in “Other assets” on our Consolidated Balance Sheet as of February 23, 2020. We expect the receivable to increase as development and implementation of the ERP progresses over the next year.

Variable Interest Entity - Consolidated

In November 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW. Our Consolidated Statements of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. Prior to entering into the agreement, Lamb Weston BSW was considered a variable interest entity, and we determined that we were the primary beneficiary of the entity. Accordingly, we consolidated the financial statements of Lamb Weston BSW and deducted 50.01% of the operating results of the noncontrolling interests to arrive at “Net income attributable to Lamb Weston Holdings, Inc.” in our Consolidated Statements of Earnings.

Lamb Weston and Lamb Weston BSW purchase potatoes and utilize storage facilities and water treatment services from a shareholder of Ochoa, our former partner of the Lamb Weston BSW joint venture. While we continue to purchase such goods and services, subsequent to November 2, 2018, the shareholder of Ochoa is no longer considered a related party. For the period up to November 2, 2018, the aggregate amounts of potato purchases were $24.6 million for the thirty-nine weeks ended February 24, 2019. The aggregate amount of storage facilities and water treatment service costs were $2.5 million for the thirty-nine weeks ended February 24, 2019.

9.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the thirty-nine weeks ended February 23, 2020 (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 26, 2019	$147.7	$42.8	$10.9	$4.5	$205.9
Acquisition (a)	106.1	—	—	—	106.1
Foreign currency translation adjustment	(9.0)	—	—	—	(9.0)
Balance at February 23, 2020	$244.8	$42.8	$10.9	$4.5	$303.0
(a)	In July 2019, we acquired a frozen potato processor in Australia and recorded $106.1 million of goodwill in our Global Segment. See Note 7, Acquisition, for more information.

Other identifiable intangible assets were as follows (dollars in millions):

	February 23, 2020				May 26, 2019
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	11	42.4	21.4	21.0	14	39.1	19.5	19.6
		$60.4	$21.4	$39.0		$57.1	$19.5	$37.6
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Amortization expense was $0.6 million and $0.5 million for the thirteen weeks ended February 23, 2020 and February 24, 2019, respectively; and $1.9 million and $1.6 million for the thirty-nine weeks ended February 23, 2020 and February 24, 2019, respectively. Foreign intangible assets are affected by foreign currency translation.

10.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	February 23,	May 26,
	2020	2019
Compensation and benefits	$75.8	$92.4
Accrued trade promotions	53.7	48.6
Dividends payable	33.6	29.2
Accrued interest	26.5	7.6
Current portion of operating lease liabilities (a)	24.3	—
Franchise, property, and sales and use taxes	9.9	8.6
Income taxes payable	1.5	0.5
Other	18.9	30.3
Accrued liabilities	$244.2	$217.2
(a)	Effective May 27, 2019, we adopted ASC 842, using the modified retrospective transition method and as a result we did not recast our prior period financial statements. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

11.   DEBT AND FINANCING OBLIGATIONS

At February 23, 2020 and May 26, 2019, our debt, including financing obligations was as follows (dollars in millions):

	February 23,	May 26,
	2020	2019
Short-term borrowings:
Revolving credit facility	$—	$7.2
Other credit facilities	21.0	1.2
	21.0	8.4
Long-term debt:
Term loan facility, due 2021	281.3	599.1
Term loan facility, due 2024	292.5	—
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
	2,239.8	2,265.1
Financing obligations:
4.35% lease financing obligation due May 2030 (a)	—	65.3
Lease financing obligations due on various dates through 2040 (b)	14.0	13.6
	14.0	78.9

Total debt and financing obligations	2,274.8	2,352.4
Debt issuance costs	(21.9)	(25.8)
Short-term borrowings	(21.0)	(8.4)
Current portion of long-term debt and financing obligations	(36.6)	(38.0)
Long-term debt and financing obligations, excluding current portion	$2,195.3	$2,280.2
(a)	On May 27, 2019, we adopted ASC 842 and we eliminated this financing obligation, related to a sale leaseback, as part of the cumulative-effect transition adjustment. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

(b)	The interest rates on our lease financing obligations range from 2.51% to 3.68% as of February 23, 2020, and 2.72% to 4.33% as of May 26, 2019.

Credit Facilities

At February 23, 2020, we had no borrowings outstanding under our Revolving Credit Facility (the “Facility”) and $495.1 million of availability under the Facility, which is net of outstanding letters of credit of $4.9 million. For the thirty-nine weeks ended February 23, 2020, borrowings under the Facility ranged from zero to $97.9 million and the weighted average interest rate for our outstanding borrowings under the Facility was 3.62%. During the latter part of March 2020, we borrowed $495 million on the Facility to increase our cash position as a precautionary measure in order to preserve financial flexibility considering the uncertainty in the global markets resulting from the COVID-19 pandemic. The borrowings may be used for general corporate purposes. The material terms of the Facility are described in Note 9, Debt and Financing Obligations, of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. Borrowings under the Facility bear interest at a floating rate per annum based upon the Base Rate or the Eurocurrency rate, in each case, plus an applicable margin which varies based upon our consolidated net leverage ratio. Margins range from 0.500% to 1.250% for Base Rate loans and from 1.500% to 2.250% for Eurocurrency rate loans. The Base Rate is defined as the highest of (a) Bank of America’s prime rate, (b) the federal funds rate plus 0.500%, and (c) the Eurocurrency rate with a term of one month plus 1.0%. The Facility matures on November 9, 2021.

New Term Loan Facility

On June 28, 2019, we amended our credit agreement to refinance $300.0 million of the $599.1 million term loan facility outstanding at May 26, 2019 and entered into a new credit agreement providing for a $300.0 million term loan facility (“New Term Loan Agreement”), for a lower overall interest rate, including anticipated patronage dividends. The New Term Loan Agreement bears interest, before anticipated patronage dividends, at LIBOR or the Base Rate (each as defined in the New Term Loan Agreement) plus an applicable margin ranging from 1.625% to 2.375% for LIBOR-based loans and from 0.625% to 1.375% for Base Rate-based loans, depending upon our total net leverage ratio. The borrowings under the New Term Loan Agreement mature June 28, 2024, and the covenants, events of default, and guarantees are consistent with the Facility. The New Term Loan Agreement also provides for the ability, under certain circumstances, to add incremental facilities in an aggregate amount of up to $100.0 million. In connection with the refinancing, we capitalized $1.0 million of debt issuance costs. During the thirty-nine weeks ended February 23, 2020, we recorded $1.7 million of expenses, in “Interest expense, net” for the write-off of debt issuance costs related to the portion of the Term loan facility due in 2021, that was paid in full.

For the thirty-nine weeks ended February 23, 2020 and February 24, 2019, we paid $58.0 million and $60.7 million of interest on debt, respectively.

12.   STOCK-BASED COMPENSATION

The Compensation Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. During the thirty-nine weeks ended February 23, 2020, we granted 0.2 million and 0.1 million RSUs and Performance Shares, respectively, at an average grant date fair value of $68.47. As of February 23, 2020, 7.6 million shares were available for future grant under the plan.

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23,	February 24,	February 23,	February 24,
	2020	2019	2020	2019
Stock-settled RSUs	$3.2	$2.5	$9.5	$7.4
Performance Shares	2.4	2.0	8.6	6.1
Stock options	—	—	0.1	0.2
Stock-settled compensation expense	5.6	4.5	18.2	13.7
Cash-settled RSUs (a)	—	—	1.0	3.7
Total compensation expense	5.6	4.5	19.2	17.4
Income tax benefit (b)	(1.1)	(0.9)	(3.6)	(3.4)
Total compensation expense, net of tax benefit	$4.5	$3.6	$15.6	$14.0
(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” on our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at February 23, 2020, total unrecognized compensation expense related to stock-based awards was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock-settled RSUs	$19.5	1.9
Performance Shares	13.2	1.8
Total unrecognized stock-based expense	$32.7	1.9

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall (dollars in millions):

	As of February 23, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.4	$—	$—	$0.4
Derivative assets (a)	—	1.4	—	1.4
Total assets	$0.4	$1.4	$—	$1.8
Liabilities:
Deferred compensation liabilities (b)	$—	$20.1	$—	$20.1
Total liabilities	$—	$20.1	$—	$20.1

	As of May 26, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.5	$—	$—	$0.5
Derivative assets (a)	—	0.4	—	0.4
Total assets	$0.5	$0.4	$—	$0.9
Liabilities:
Derivative liabilities (a)	$—	$3.8	$—	$3.8
Deferred compensation liabilities (b)	—	15.1	—	15.1
Total liabilities	$—	$18.9	$—	$18.9
(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts. The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

Non-financial assets such as property, plant and equipment, and intangible assets are recorded at fair value only if an impairment is recognized. Cost and equity investments are measured at fair value on a non-recurring basis.

At February 23, 2020, we had $1,666.0 million of fixed-rate and $594.8 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at February 23, 2020, was estimated to be $1,754.0 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

14.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In December 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. During the thirteen weeks ended February 23, 2020, we repurchased 102,039 shares for $9.4 million, or a weighted-average price of $92.18 per share; and during the thirty-nine weeks ended February 23, 2020, we purchased 287,239 shares for $22.9 million, or a weighted-average price of $79.56 per share. As of February 23, 2020, $195.3 million remained authorized for repurchase under the program.

Dividends

During the thirty-nine weeks ended February 23, 2020, we paid $87.7 million of dividends to common stockholders. On February 28, 2020, we paid $33.6 million of dividends to stockholders of record as of the close of business on January 31, 2020. On March 19, 2020, our Board of Directors declared a dividend of $0.23 per share of common stock. The dividend will be paid on June 5, 2020, to stockholders of record as of the close of business on May 8, 2020.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Changes in AOCI, net of taxes, as of February 23, 2020 were as follows (dollars in millions).

	Foreign		Accumulated
	Currency	Pension and	Other
	Translation	Post-Retirement	Comprehensive
	Gains (Losses)	Benefits	Loss
Balance as of May 26, 2019	$(20.3)	$(5.0)	$(25.3)
Other comprehensive income before reclassifications, net of tax	(15.7)	—	(15.7)
Amounts reclassified out of AOCI, net of tax	—	0.4	0.4
Net current-period other comprehensive income (loss)	(15.7)	0.4	(15.3)
Balance as of February 23, 2020	$(36.0)	$(4.6)	$(40.6)

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23,	February 24,	February 23,	February 24,
(in millions)	2020	2019	2020	2019
Net sales
Global	$487.1	$498.2	$1,544.3	$1,434.9
Foodservice	283.0	265.5	893.3	843.0
Retail	132.2	129.0	393.6	369.1
Other	35.0	34.1	114.3	106.1
Total net sales	937.3	926.8	2,945.5	2,753.1
Product contribution margin (a)
Global	109.3	128.8	341.0	335.6
Foodservice	99.8	94.8	313.5	294.2
Retail	28.8	29.1	86.2	77.8
Other (b)	5.9	11.8	26.0	24.0
	243.8	264.5	766.7	731.6
Advertising and promotion expenses (a)	6.6	8.9	17.4	21.4
Gross profit	250.4	273.4	784.1	753.0
Selling, general and administrative expenses	87.9	79.6	258.1	232.6
Income from operations	162.5	193.8	526.0	520.4
Interest expense, net	25.2	27.0	78.8	80.0
Income tax expense	35.7	39.6	115.1	107.9
Equity method investment earnings (c)	9.8	14.2	35.4	44.3
Net income	111.4	141.4	367.5	376.8
Less: Income attributable to noncontrolling interests (d)	—	—	—	8.6
Net income attributable to Lamb Weston Holdings, Inc.	$111.4	$141.4	$367.5	$368.2
(a)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because the amounts are directly associated with segment performance; it excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

(c)	The thirteen and thirty-nine weeks ended February 23, 2020, both include a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

(d)	In November 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW. Our Consolidated Statements of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018.

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10%of consolidated “Net sales” in all periods presented in Consolidated Statements of Earnings. No customer accounted for more than 10% of our consolidated accounts receivable as of February 23, 2020 or May 26, 2019.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as “MD&A,” contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “should,” “believe,” “estimate,” “grow,” “drive,” “invest,” “support,” “improve,” “impact,” “remain,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, capital investments, dividends, share repurchases, financings, business outlook and prospects, and remediation of the material weakness in internal control. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; impacts on our business due to health pandemics or other contagious outbreaks, such as the current COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply or other constraints in the availability of key commodities and other necessary services; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; our ability to remediate the material weakness in internal control; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

Management’s discussion and analysis of our results of operations and financial condition is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS) that is prepared using non-GAAP measures. Refer to “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definitions of EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to net income or diluted earnings per share.

Executive Summary

Lamb Weston’s financial performance in the third quarter of fiscal 2020 was mixed. While we delivered solid sales growth in our Foodservice and Retail segments, sales in our Global segment declined due to the timing of sales of customized products (products manufactured to a customer’s unique specifications) and higher-margin limited time offering products, as well as the initial effects of the COVID-19 pandemic on restaurant traffic in China. Higher manufacturing costs due to input and fixed cost inflation also pressured profitability. Compared with the third quarter of fiscal 2019:

●	Net sales increased 1% to $937.3 million
●	Income from operations declined 16% to $162.5 million
●	Net income attributable to Lamb Weston declined 21% to $111.4 million
●	Diluted earnings per share declined 20% to $0.76, while Adjusted Diluted EPS declined 19% to $0.77
●	Adjusted EBITDA including unconsolidated joint ventures declined 10%, to $227.7 million

In the first three quarters of fiscal 2020, our net cash provided by operating activities declined 2% to $435.7 million relative to the first three quarters of fiscal 2019. We also returned $110.6 million of cash to shareholders through dividends and share repurchases.

Comparing performance with the third quarter of fiscal 2019, price/mix increased, largely due to higher prices and improved mix in our Foodservice segment. Our volume was flat as growth in the Foodservice segment was partially offset by a decline in our Global segment’s volume, primarily due to timing of sales of customized products and higher-margin limited time offering products, as well as the initial effects of the COVID-19 pandemic on restaurant traffic in China. In addition, the sales benefit from acquisitions was largely offset by the effect of fewer shipping days in the quarter, compared with the prior year period, related to the timing of the Thanksgiving holiday. Income from operations declined, largely due to input and fixed cost inflation; costs resulting from COVID-19 related production interruptions in China; an unfavorable change in unrealized commodity mark-to-market adjustments associated with commodity hedging contracts; higher transportation costs; unfavorable customer mix; higher depreciation expense; and higher selling, general and administrative expenses.

While the impact of the COVID-19 pandemic on global consumer demand for frozen potato products through our fiscal third quarter was limited, the pandemic’s effect on our business and financial results is uncertain for the remainder of fiscal 2020. We are closely monitoring the global french fry industry, including consumer reaction and demand. To date, we have observed the following impacts:

●	In China, after the government placed severe social and movement restrictions that significantly reduced restaurant traffic, french fry demand declined approximately 50 percent for approximately a one-month period. As restrictions were gradually relaxed, volume began to increase to approximately 70 percent of pre-pandemic demand.

●	In other key markets in Asia, such as Japan, South Korea, Taiwan and Singapore, there has been a modest impact on french fry demand. While our sales in these markets are consistent with these trends, we are closely monitoring the situation.

●	In the U.S., because efforts to contain the pandemic are fluid, we believe it is too early to determine the ultimate impact on demand. Usually in the U.S., approximately 65 percent of all french fries are purchased at quick service restaurants (“QSRs”), with another approximately 20 percent purchased at full-service restaurants. The remaining approximately 15 percent of french fries are purchased at retail locations. Of the french fries purchased at QSRs, approximately two-thirds are purchased by consumers through drive-thru, carry-out or delivery options, with the remaining one-third consumed while dining in at restaurants. As social and movement restrictions become more severe, including state and local governments temporarily closing or partially closing restaurants and other foodservice operations, we are experiencing lower sales orders. We expect consumer traffic at full-service restaurants and operations in the U.S. to decrease significantly more than at QSRs. While many full-service restaurants and operations have taken or will take steps to increase take-out and delivery sales, we expect these steps will only offset a fraction of the lost business. Accordingly, we believe our sales to these types of customers, which represent approximately 80% of our Foodservice segment’s customers, will be more significantly impacted. In contrast, retail demand for frozen french fries has significantly increased as food-at-home consumption has risen with the adoption of social distancing policies and government imposed sheltering at home restrictions. We have taken steps to increase production of our retail products in order to meet the increased demand for these products.

●	In Europe, which is served by our Lamb-Weston/Meijer joint venture, a high percentage of our sales are to QSRs. Unlike the U.S., most consumption in Europe is dine-in or carry-out as drive-thru options are more limited. As a result, we expect the COVID-19 pandemic will have a greater impact on french fry demand in Europe than in the U.S., which will negatively impact Lamb-Weston/Meijer’s results, and ultimately, our equity method investment earnings.

●	In response to the decline in consumer and customer demand related to the COVID-19 pandemic, we are adjusting our production schedules, including shifting capacity to produce more retail product, as well as temporarily reducing production, as appropriate.

As discussed above, the government-imposed severe social and business restrictions, including closing or partially closing restaurants and other foodservice operations, are decreasing the demand for our products. The outlook for the spread and eventual containment of the COVID-19 pandemic remains unpredictable, as does its potential impact on the global economy, restaurant traffic, customer and consumer demand, our supply chain, and availability of key commodities and other necessary services. During these uncertain times, our top priorities are to ensure the health and welfare of our employees, maintain product safety, and continue to support our customers as they work to manage their supply chains and inventories. While the near-term impact of the COVID-19 pandemic on consumer demand and sales volume is likely to be material, we believe we have sufficient liquidity to manage through the uncertainty. See the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for more information.

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

Thirteen Weeks Ended February 23, 2020 compared to Thirteen Weeks Ended February 24, 2019 (dollars in millions)

Net Sales and Product Contribution Margin

	Thirteen Weeks Ended
	February 23,	February 24,	%
	2020	2019	Inc/(Dec)
Segment sales
Global	$487.1	$498.2	(2%)
Foodservice	283.0	265.5	7%
Retail	132.2	129.0	2%
Other	35.0	34.1	3%
	$937.3	$926.8	1%

Segment product contribution margin
Global	$109.3	$128.8	(15%)
Foodservice	99.8	94.8	5%
Retail	28.8	29.1	(1%)
Other	5.9	11.8	(50%)
	243.8	264.5	(8%)
Advertising and promotion expenses	6.6	8.9	(26%)
Gross profit	$250.4	$273.4	(8%)

Net Sales

Lamb Weston’s net sales for the third quarter of fiscal 2020 were $937.3 million, an increase of $10.5 million, or 1%, compared to the third quarter of fiscal 2019. Price/mix increased 1% due to pricing actions, partially offset by unfavorable mix. Volume was flat as growth in the Foodservice segment was partially offset by a decline in our Global segment’s volume, which was primarily due to timing of sales of customized products and higher-margin limited time offering products, as well as the initial effects of the COVID-19 pandemic on restaurant traffic in China. In addition, acquisitions contributed more than 1 percentage point of the volume increase, which was largely offset by an approximate 1 percentage point decline from the effect of fewer shipping days, compared with the prior year period, related to the timing of the Thanksgiving holiday.

Global segment net sales decreased $11.1 million, or 2%, to $487.1 million, compared with $498.2 million in the third quarter of fiscal 2019. Volume decreased 1%, primarily due to higher sales of customized products and higher-margin limited time offering products in the prior year period, as well as the initial effects of the COVID-19 pandemic on restaurant traffic in China. The Global segment sells the majority of our customized products, for which revenue is recognized when a purchase order is received to the extent the product has been manufactured, as opposed to sales of non-customized products, for which revenue is generally recognized upon shipment. As a result, the timing of the receipt of a purchase order may create quarterly fluctuations in this segment. In addition, acquisitions contributed approximately 2 percentage points of volume growth, which was partially offset by an approximate 1 percentage point decline from the effect of fewer shipping days related to the timing of the Thanksgiving holiday. Price/mix decreased 1%, largely due to unfavorable mix resulting from lower sales of customized products and limited time offering products versus the prior year period, customer mix in North America, and a higher proportion of growth in international sales volumes.

Foodservice segment net sales increased $17.5 million, or 7%, to $283.0 million, compared with $265.5 million in the third quarter of fiscal 2019. Price/mix increased 4%, primarily reflecting pricing actions initiated in the fall of 2019, and improved mix. Volume increased 3%, led by growth in distributor private label and Lamb Weston branded products, partially offset by a more than 2 percentage point impact from the effect of fewer shipping days related to the timing of the Thanksgiving holiday.

Retail segment net sales increased $3.2 million, or 2%, to $132.2 million, compared with $129.0 million in the third quarter of fiscal 2019. Price/mix increased 2%, largely driven by favorable mix. Volume was flat as higher sales of Grown in Idaho and other branded products were offset by lower sales of private label products, as well as an approximate 2 percentage point impact from the effect of fewer shipping days related to the timing of the Thanksgiving holiday.

Net sales in our Other segment increased $0.9 million, or 3%, to $35.0 million, compared with $34.1 million in the third quarter of fiscal 2019, largely due to higher volumes in our vegetable business, partially offset by lower price/mix.

Product Contribution Margin

Lamb Weston’s product contribution margin for the third quarter of fiscal 2020 was $243.8 million, a decline of $20.7 million, or 8%, compared to the third quarter of fiscal 2019.

Global segment product contribution margin decreased $19.5 million, or 15%, to $109.3 million in the third quarter of fiscal 2020, driven by higher manufacturing costs, lower sales volumes and unfavorable customer mix. Global segment cost of sales was $375.6 million, up 2% compared to the third quarter of fiscal 2019, primarily due to higher input (primarily edible oils) and fixed cost (primarily insurance-rate and medical costs) inflation; higher transportation costs; costs resulting from COVID-19 related to production interruptions in China; and higher depreciation expense primarily associated with the new Hermiston production line.

Foodservice segment product contribution margin increased $5.0 million, or 5%, to $99.8 million in the third quarter of fiscal 2020, driven by favorable price/mix and volume growth. Cost of sales was $181.0 million, up 7% compared to the third quarter of fiscal 2019, due to higher sales volumes; input and fixed cost inflation (primarily edible oils, insurance-rate, and medical cost increases); higher transportation costs; and higher depreciation expense primarily associated with the new Hermiston production line.

Retail segment product contribution margin decreased $0.3 million, or 1%, to $28.8 million, largely due to higher manufacturing costs more than offsetting favorable price/mix and lower advertising and promotional expenses. Cost of sales was $101.2 million, up 7% compared to the third quarter of fiscal 2019, primarily due to input and fixed cost inflation (primarily edible oils, insurance-rate and medical cost increases); higher transportation costs; and higher depreciation expense primarily associated with the new Hermiston production line. Advertising and promotion spending decreased $2.8 million to $2.2 million in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019, reflecting the timing of marketing investments in support of Grown in Idaho, Alexia and other branded products.

Other segment product contribution margin was $5.9 million, a decrease of $5.9 million as compared with $11.8 million in the third quarter of fiscal 2019. These amounts include a $0.7 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the third quarter of fiscal 2020, and a $6.6 million gain related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin increased $1.4 million, largely due to higher sales volumes in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.3 million, or 10%, to $87.9 million in the third quarter of fiscal 2020 compared with the same period in 2019. The increase was largely driven by investments in our sales, operating and systems capabilities, including approximately $2 million of non-recurring expenses, primarily consulting expenses, associated with developing and implementing a new enterprise resource planning (“ERP”) system. The increase also reflects an approximate $3 million impact of unfavorable foreign exchange. The increase in SG&A was partially offset by a $2.3 million decline in advertising and promotional expenses.

Interest Expense, Net

Interest expense, net was $25.2 million for the third quarter of fiscal 2020, a decrease of $1.8 million compared with the same period in fiscal 2019. The decrease in “Interest expense, net” was the result of lower average total debt versus the prior year and lower interest rates, net of anticipated patronage dividends, on the term loan facility we refinanced during the first quarter of fiscal 2020. For more information on this refinance see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the third quarter of fiscal 2020 and 2019 was $35.7 million and $39.6 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 24.3% and 21.9% for the third quarter of fiscal 2020 and 2019, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $9.8 million and $14.2 million for the third quarter of fiscal 2020 and 2019, respectively. Earnings in the current quarter included a $2.6 million loss related to the withdrawal from a multiemployer pension plan by our joint venture, Lamb-Weston/RDO Frozen (“Lamb Weston RDO”). Equity method investment earnings also included a $7.3 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the third quarter of fiscal 2020, and a $0.9 million unrealized loss related to the contracts in the third quarter of fiscal 2019. Excluding these adjustments, earnings from equity method investments increased $4.6 million, largely reflecting lower raw potato prices and higher sales volumes in Europe.

Thirty-Nine Weeks Ended February 23, 2020 compared to Thirty-Nine Weeks Ended February 24, 2019 (dollars in millions)

Net Sales and Product Contribution Margin

	Thirty-Nine Weeks Ended
	February 23,	February 24,	%
	2020	2019	Inc/(Dec)
Segment sales
Global	$1,544.3	$1,434.9	8%
Foodservice	893.3	843.0	6%
Retail	393.6	369.1	7%
Other	114.3	106.1	8%
	$2,945.5	$2,753.1	7%

Segment product contribution margin
Global	$341.0	$335.6	2%
Foodservice	313.5	294.2	7%
Retail	86.2	77.8	11%
Other	26.0	24.0	8%
	766.7	731.6	5%
Advertising and promotion expenses	17.4	21.4	(19%)
Gross profit	$784.1	$753.0	4%

Net Sales

Lamb Weston’s net sales for the first three quarters of fiscal 2020 were $2,945.5 million, an increase of $192.4 million, or 7%, compared to the first three quarters of fiscal 2019. Volume increased 6%, driven by volume growth in each of our business segments. Acquisitions contributed more than 1 percentage point of growth. Price/mix increased 1% due to pricing actions and favorable mix.

Global segment net sales increased $109.4 million, or 8%, to $1,544.3 million, compared with $1,434.9 million in the first three quarters of fiscal 2019. Volume increased 7%, primarily driven by solid growth in sales to customers in the U.S. and key international markets, while acquisitions contributed more than 2 percentage points of growth. Price/mix increased 1%, largely reflecting pricing adjustments associated with multi-year contracts as well as favorable mix.

Foodservice segment net sales increased $50.3 million, or 6%, to $893.3 million, compared with $843.0 million in the first three quarters of fiscal 2019. Volume increased 3%, led by growth in distributor private label and Lamb Weston branded products. Price/mix increased 3%, primarily reflecting improved mix and pricing actions initiated in the fall of 2018 and fall of 2019.

Retail segment net sales increased $24.5 million, or 7%, to $393.6 million, compared with $369.1 million in the first three quarters of fiscal 2019. Volume increased 4%, driven by increased sales of Grown in Idaho and other branded products, as well as private label products. Price/mix increased 3%, driven by favorable mix and pricing actions.

Net sales in our Other segment increased $8.2 million, or 8%, to $114.3 million, compared with $106.1 million in the first three quarters of fiscal 2019, largely due to increased volumes in our vegetable business, partially offset by lower price/mix.

Product Contribution Margin

Lamb Weston’s product contribution margin for the first three quarters of fiscal 2020 was $766.7 million, an increase of $35.1 million, or 5%, compared to the first three quarters of fiscal 2019.

Global segment product contribution margin increased $5.4 million, or 2%, to $341.0 million in the first three quarters of fiscal 2020, driven by volume growth and favorable price/mix. Global segment cost of sales was $1,198.8 million, up 9% compared to the first three quarters of fiscal 2019, due to higher sales volumes; input and fixed cost inflation (primarily edible oils, insurance-rate and medical cost increases); costs resulting from COVID-19 related to production interruptions in China; and higher depreciation expense primarily associated with the new Hermiston production line. The increase in cost of sales was partially offset by lower transportation costs and favorable allocated settlements of commodity hedging contracts.

Foodservice segment product contribution margin increased $19.3 million, or 7%, to $313.5 million in the first three quarters of fiscal 2020, driven by favorable price/mix and volume growth. Cost of sales was $574.5 million, up 6% compared to the first three quarters of fiscal 2019, due to higher sales volumes; input and fixed cost inflation (primarily edible oils, insurance-rate and medical cost increases); and higher depreciation expense primarily associated with the new Hermiston production line. The increase in cost of sales was partially offset by favorable allocated settlements of commodity hedging contracts.

Retail segment product contribution margin increased $8.4 million, or 11%, to $86.2 million, driven by favorable price/mix, volume growth and lower advertising and promotional expenses. Cost of sales was $300.0 million, up 7% compared to the first three quarters of fiscal 2019, primarily due to higher sales volumes; input and fixed cost inflation (primarily edible oils, insurance-rate and medical cost increases); and higher depreciation expense primarily associated with the new Hermiston production line. The increase in cost of sales was partially offset by lower transportation costs and favorable allocated settlements of commodity hedging contracts. Advertising and promotion spending declined $4.4 million to $7.4 million in the first three quarters of fiscal 2020 as compared to the first three quarters of fiscal 2019, reflecting the timing of marketing investments in support of Grown in Idaho, Alexia and other branded products.

Other segment product contribution margin was $26.0 million, an increase of $2.0 million as compared with $24.0 million in the first three quarters of fiscal 2019. These amounts include a $6.6 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the first three quarters of fiscal 2020, and a $2.6 million gain related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin declined $1.9 million, largely due to lower price/mix in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $25.5 million, or 11%, to $258.1 million in the first three quarters of fiscal 2020 compared with the same period in 2019. The increase was largely driven by an approximate $7 million increase in incentive expense accruals; and investments in our sales, operating and systems capabilities, including approximately $6 million of non-recurring expenses, primarily consulting expenses, associated with developing and implementing a new ERP system. These increases were partially offset by an approximate $3 million impact of favorable foreign exchange and a $4.0 million decline in advertising and promotional expenses. The prior year period also included an approximate $4 million insurance settlement benefit.

Interest Expense, Net

Interest expense, net was $78.8 million for the first three quarters of fiscal 2020, a decrease of $1.2 million compared with the same period in fiscal 2019. The decrease in “Interest expense, net” was the result of lower average total debt versus the prior year and lower interest rates, net of anticipated patronage dividends, on the term loan facility we refinanced during the first quarter of fiscal 2020. These decreases were offset by the write-off of $1.7 million of debt issuance costs in connection with the refinance of our term loan facility. For more information on this refinance see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the first three quarters of fiscal 2020 and 2019 was $115.1 million and $107.9 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.8% and 22.3% for the first three quarters of fiscal 2020 and 2019, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $35.4 million and $44.3 million for the first three quarters of fiscal 2020 and 2019, respectively. Earnings in the current period included a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO. Equity method investment earnings also included an $8.9 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first three quarters of fiscal 2020, and a $1.2 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first three quarters of fiscal 2019. Excluding these adjustments, earnings from equity method investments increased $1.4 million, largely reflecting lower raw potato prices and higher sales volumes in Europe.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility. At February 23, 2020, we had $30.1 million of cash and cash equivalents and $495.1 million of available borrowing capacity on our revolving credit facility. During the latter part of March 2020, we borrowed $495 million under our revolving credit facility to increase our cash position as a precautionary measure in order to preserve financial flexibility considering the uncertainty in the global markets resulting from the COVID-19 pandemic. See Note 11, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, for more information. Currently, our primary uses of cash are for operations, capital expenditures, dividends on our common stock, acquisitions, debt service, and stock repurchases.

The recent COVID-19 pandemic has disrupted our business. While its effect on global consumer demand for frozen potato products through our fiscal third quarter was limited, the pandemic’s effect on our future financial results is uncertain. Several governments around the world have enacted severe social and business restrictions, including closing or partially closing restaurants or other foodservice operations, which is impacting the demand for our products. While the near-term impact of the COVID-19 pandemic on consumer demand and sales volume is likely to be material, we believe that net cash generated from operating activities, cash on hand, borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including dividends declared, for at least the next twelve months. As noted below, we plan to defer certain capital expenditures and we have temporarily suspended share repurchases in the near-term to provide us with additional liquidity.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirty-Nine Weeks Ended
	February 23,	February 24,	Provided by
	2020	2019	(Used for)
Net cash flows provided by (used for):
Operating activities	$435.7	$444.4	$(8.7)
Investing activities	(289.8)	(333.9)	44.1
Financing activities	(127.7)	(147.3)	19.6
	18.2	(36.8)	55.0
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(1.6)	1.3
Net increase (decrease) in cash and cash equivalents	$17.9	$(38.4)	$56.3

Operating Activities

In the first three quarters of fiscal 2020, cash provided by operating activities declined $8.7 million to $435.7 million, compared with $444.4 million in the same period a year ago. Changes in operating assets and liabilities used $10.3 million more cash during the first three quarters of fiscal 2020 compared with the same period in the prior year. The decline in cash provided by changes in operating assets and liabilities was driven primarily by the timing of payments for accounts payable and tax payments. These cash outflows were partially offset by higher sales, timing of receivable collections, a lower increase in finished goods inventories, and the timing of grower and trade program payments.

Investing Activities

Investing activities used $289.8 million of cash in the first three quarters of fiscal 2020, compared with $333.9 million in the same period in the prior year. The first three quarters of fiscal 2020 includes the acquisition of a frozen potato processor in Australia for $116.7 million. We also acquired a 50% ownership interest in Lamb Weston Alimentos Modernos S.A., a manufacturer of frozen potato products in South America, for $27.3 million. We paid $22.6 million in the first three quarters of fiscal year 2020 and will pay the remaining $4.7 million, less any amounts for indemnified losses, in October 2024. Cash used for capital, including information technology expenditures, was $152.0 million in the first three quarters of fiscal 2020. We now expect our full year 2020 capital expenditures to be approximately $200 million, excluding acquisitions, for fiscal 2020 as we plan to defer certain capital expenditures to preserve financial flexibility considering the uncertainty in the global markets resulting from the COVID-19 pandemic.

Financing Activities

During the first three quarters of fiscal 2020, cash used for financing activities decreased $19.6 million to $127.7 million, compared with $147.3 million during the same period a year ago. During the first three quarters of fiscal 2020, financing activities primarily related to $327.1 million of debt and financing obligation repayments, $299.3 million of net proceeds from issuance of debt related to refinancing $300.0 million of the $599.1 million term loan facility outstanding at May 26, 2019 (described below), the payment of $87.7 million in cash dividends to common stockholders and $22.9 million in cash used to repurchase 287,239 shares of our common stock at an average price of $79.56 per share under our share repurchase program. Given the uncertainty of the COVID-19 pandemic, we have temporarily suspended share repurchases in the near-term to provide us with additional liquidity. During the first three quarters of fiscal 2020, we withheld 80,495 shares from vesting equity awards to cover employee tax liabilities of $6.0 million. These outflows were offset partially by $12.7 million of net short-term borrowings.

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

During the latter part of March 2020, we borrowed $495 million under our revolving credit facility to increase our cash position as a precautionary measure in order to preserve financial flexibility considering the uncertainty in the global markets resulting from the COVID-19 pandemic. We assess our financing alternatives periodically and expect to access credit or debt capital markets opportunistically, within targeted levels, as part of our plans to fund our capital programs, including capital expenditures and cash returns to shareholders through dividends and share repurchases. These transactions may include refinancing of existing debt or the incurrence of new debt, subject to financing options that may be available to us from time to time, as well as conditions in the credit and debt capital markets generally.

During the first three quarters of fiscal 2019, financing activities primarily related to the payment of $84.0 million in cash dividends to common stockholders, $78.2 million to acquire the noncontrolling interest in Lamb Weston BSW, $57.1 million of debt repayments, primarily scheduled payments under our term loan facility, $7.8 million to repurchase shares of Lamb Weston common stock, and $6.1 million of distributions to Lamb Weston BSW. During the first three quarters of fiscal 2019, we withheld 63,336 shares from vesting equity awards to cover employee tax liabilities of $4.5 million. These payments were partially offset by $89.3 million of net short-term borrowings.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations of the Notes to Combined and Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At February 23, 2020, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

To supplement the financial information included in this report, we have presented EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, each of which is considered a non-GAAP financial measure.

Lamb Weston’s management uses EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS to evaluate the Company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. The Company includes these non-GAAP financial measures because management believes they are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measures, such as net income (loss) or diluted earnings per share, and there are limitations to using non-GAAP financial measures.

The following table reconciles net income to EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23,	February 24,	February 23,	February 24,
	2020	2019	2020	2019
Net income attributable to Lamb Weston Holdings, Inc.	$111.4	$141.4	$367.5	$368.2
Income attributable to noncontrolling interests	—	—	—	8.6
Equity method investment earnings	(9.8)	(14.2)	(35.4)	(44.3)
Interest expense, net	25.2	27.0	78.8	80.0
Income tax expense	35.7	39.6	115.1	107.9
Income from operations	162.5	193.8	526.0	520.4
Depreciation and amortization	44.8	39.2	132.6	114.0
EBITDA (a)	207.3	233.0	658.6	634.4

Unconsolidated Joint Ventures
Equity method investment earnings	9.8	14.2	35.4	44.3
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	8.0	6.0	24.9	20.5
Items impacting comparability (b)
Loss on withdrawal from multiemployer pension plan	2.6	—	2.6	—
Add: Adjusted EBITDA from unconsolidated joint ventures	20.4	20.2	62.9	64.8

Consolidated Joint Ventures (c)
Income attributable to noncontrolling interests	—	—	—	(8.6)
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	—	—	—	(1.7)
Subtract: EBITDA from consolidated joint ventures	—	—	—	(10.3)

Adjusted EBITDA including unconsolidated joint ventures	$227.7	$253.2	$721.5	$688.9
(a)	EBITDA includes EBITDA from consolidated joint ventures for the thirty-nine weeks ended February 24, 2019.

(b)	The thirteen and thirty-nine weeks ended February 23, 2020, both include a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

(c)	In November 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW. Our Consolidated Statements of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018.

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23,	February 24,	February 23,	February 24,
	2020 (a)	2019 (a)	2020 (a)	2019 (a)
As reported	$0.76	$0.95	$2.50	$2.42
Items impacting comparability:
Loss on withdrawal from multiemployer pension plan (b)	0.01	—	0.01	—
Increase in redemption value of noncontrolling interests, net of tax benefits (c)	—	0.01		0.07
Tax reform (d)	—	(0.01)	—	(0.01)
Total items impacting comparability	0.01	—	0.01	0.06
Adjusted	$0.77	$0.95	$2.51	$2.48
(a)	Diluted weighted average common shares were 147.2 million and 147.4 million for the thirteen weeks ended February 23, 2020 and February 24, 2019, respectively, and 147.1 million and 147.3 million for the thirty-nine weeks ended February 23, 2020 and February 24, 2019, respectively.

(b)	The thirteen and thirty-nine weeks ended February 23, 2020, both include a $2.6 million ($2.0 million after-tax) loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

(c)	The thirty-nine weeks ended February 24, 2019, included accretion, net of tax benefits, of $10.0 million, or $0.07 per share, which we recorded to increase the redeemable noncontrolling interest to the amount we paid to acquire the remaining 50.01% interest in Lamb Weston BSW. While the accretion, net of tax benefits, reduced net income available to Lamb Weston common stockholders and earnings per share, it did not impact net income in the Consolidated Statements of Earnings. Net income includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018, the date we entered into the definitive agreement to acquire the remaining interest in Lamb Weston BSW. See Note 8, Investments in Joint Ventures, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, for more information.

The thirteen weeks ended February 24, 2019, included a $0.5 million, or $0.01 per share, decrease in tax benefits related to the agreement to acquire Lamb Weston BSW.

(d)	The thirteen and thirty-nine weeks ended February 24, 2019, included a $1.0 million decrease in income tax expense related to the true-up of the transition tax on previously untaxed foreign earnings under the U.S. Tax Cuts and Jobs Act.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the third quarter of fiscal 2020.

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

Based on our open commodity contract hedge positions as of February 23, 2020, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $3.6 million ($2.8 million net of income tax benefits). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At February 23, 2020, we had $1,666.0 million of fixed-rate and $594.8 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.0 million annually ($4.6 million net of income tax benefit).

See Note 11, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 23, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was disclosed in the Form 10-K.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16, Commitments, Contingencies, Guarantees and Legal Proceedings, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of these risks and uncertainties may be found under “Part I, Item 1A. Risk Factors” in the Form 10-K. There have been no material changes to the risk factors, other than as modified by the text below:

Our business, financial condition and results of operations may be adversely affected by increased costs, disruption of supply or interruptions or other constraints in the availability of key commodities and other necessary services.

A significant portion of our cost of goods comes from commodities such as oil and energy. These commodities are subject to price volatility and fluctuations in availability caused by many factors, including changes in global supply and demand, weather conditions (including any potential effects of climate change), fire, natural disasters (such as a hurricane, tornado, earthquake, wildfire or flooding), disease or pests, agricultural uncertainty, health epidemics or pandemics or other contagious outbreaks, such as the current COVID-19 pandemic, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), limited or sole sources of supply, political uncertainties, acts of terrorism, governmental instability or currency exchange rates. In addition, we also incur expenses in connection with the transportation and delivery of our products. Commodity price increases, or a sustained interruption or other constraints in the supply or availability of key commodities, including necessary services such as transportation and warehousing, may increase our operating costs and could adversely affect our business, financial condition and results of operations. We may not be able to increase our product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume and decreased profitability. There is currently no active derivatives market for potatoes in the United States. Although we have experience in hedging against commodity price increases, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. As a result, the risk management procedures that we use may not always work as we intend.

In addition, our future success and earnings growth depend in part on our ability to maintain the appropriate cost structure and operate efficiently in the highly competitive value-added frozen potato product category. We continue to implement profit-enhancing initiatives that improve the efficiency of our supply chain and general and administrative functions. These initiatives are focused on cost-saving opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative functions. However, gaining additional efficiencies may become more difficult over time. In addition, we may have significant supply chain disruptions due to a number of factors outside of our control, including public health crises such as the current COVID-19 pandemic. These factors may lead to our inability to access or deliver products that meet requisite quality safety standards in a timely and efficient manner, which could lead to increased warehouse and other storage costs. Our failure to reduce costs through productivity gains or the elimination of redundant costs, or the occurrence of a significant supply chain disruption or the inability to access or deliver products, could adversely affect our profitability and weaken our competitive position or otherwise harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares purchased during the thirteen weeks ended February 23, 2020 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
November 25, 2019 through December 22, 2019	12,086	$84.10	—	$204.7
December 23, 2019 through January 19, 2020	25,448	$91.61	20,500	$202.8
January 20, 2020 through February 23, 2020	82,174	$92.44	81,539	$195.3
Total	119,708
(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period and repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $92.18.

(b)	In December 2018, our Board of Directors authorized a $250.0 million share repurchase program with no expiration date. Repurchases may be made at our discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions.

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

Dated this 1st day of April, 2020.