Form 10-K
period 2020-05-31
Lamb Weston Holdings, Inc.
filed 2020-07-28
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the voting common stock of Lamb Weston Holdings, Inc. held by non-affiliates as of November 22, 2019 (the last trading day of the registrant's most recently completed second fiscal quarter) was approximately $12.1 billion based upon the closing sale price of the common stock as reported on the New York Stock Exchange on such date. As of July 20, 2020, the registrant had 146,059,508 shares of common stock, par value $1.00 per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “would,” “could,” “believe,” “estimate,” “grow,” “drive,” “support,” “evaluate,” “enhance,” “adjust,” “maintain,” “improve,” “invest,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, operational costs, cash flows, liquidity, dividends, share repurchases, ERP implementation and business outlook and prospects, as well as the impact of the COVID-19 pandemic on the industry and consumer demand. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: impacts on our business due to health pandemics or other contagious outbreaks, such as the current  COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply or other constraints in the availability of key commodities and other necessary services; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC, including those described under the heading “Item 1A. Risk Factors” in this report. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

We were organized as a Delaware corporation in July 2016, as a wholly owned subsidiary of Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra”). On November 9, 2016, we separated from Conagra and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of our outstanding common stock to Conagra stockholders (“Separation”). Our common stock trades under the ticker symbol “LW” on the New York Stock Exchange (“NYSE”).

Our consolidated financial statements include the accounts of Lamb Weston Holdings, Inc. and its wholly owned subsidiaries.

Considerations related to the novel coronavirus (“COVID-19”)

In December 2019, an outbreak of illness caused by a novel coronavirus called COVID-19 was identified in Wuhan, China. On January 31, 2020, the United States declared a public health emergency related to the novel coronavirus and on March 11, 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions have been imposed in the United States and internationally. These restrictions have had negative implications for portions of our business and the U.S. and global economy. In the preparation of these financial statements and related disclosures we have assessed the impact that COVID-19 has had on our estimates, assumptions, and forecasts, and made additional disclosures, as necessary. As the COVID-19 situation is unprecedented and ever evolving, future events and effects related to the illness cannot be determined with precision and actual results could significantly differ from estimates or forecasts.

See Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of COVID-19 considerations.

Segments

We have four reportable segments: Global, Foodservice, Retail, and Other. For segment financial information see Note 14, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Global

Our Global segment includes frozen potato products sold in North America and international markets to the top 100 North American based restaurant chains and international customers comprised of global and regional restaurant chains, foodservice distributors, and retailers. We have included non-U.S. and non-Canadian retail and foodservice customers in the Global segment due to efficiencies associated with coordinating sales to all customer types within specific markets, as well as due to these customers’ smaller scale and dependence on local economic conditions. The Global segment’s product portfolio includes frozen potatoes, sweet potatoes, and appetizers sold under the Lamb Weston brand, as well as many customer labels.

Foodservice

Our Foodservice segment includes frozen potato products sold throughout the United States and Canada to commercial distributors, restaurant chains outside the top 100 North American based restaurant chains, and non-commercial channels. The Foodservice segment’s primary products are frozen potatoes, sweet potatoes, commercial ingredients, and appetizers sold under the Lamb Weston brand, as well as many customer labels.

Retail

Our Retail segment includes consumer facing frozen potato products sold primarily to grocery, mass merchants, club, and specialty retailers. The Retail segment’s primary products are frozen potatoes and sweet potato items sold under our owned or licensed brands, including Grown in Idaho and Alexia, other licensed equities comprised of brand names of major North American restaurant chains, and the retailers’ own brands.

Other

The Other reporting segment primarily includes our vegetable and dairy businesses and mark-to-market gains and losses associated with commodity hedging contracts before the commodities are used in our business segments.

Joint Venture Relationships

We conduct some of our business through three unconsolidated joint ventures and include our share of the earnings of these affiliates as equity method investment earnings in our consolidated financial statements based on our economic ownership interest in each of these joint ventures. These joint ventures produce and market value-added frozen potato products for our customers:

●	We hold a fifty percent ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V. Headquartered in the Netherlands, this joint venture manufactures and sells frozen potato products principally in Europe.

●	We hold a fifty percent ownership interest in Lamb-Weston/RDO Frozen (“Lamb-Weston/RDO”), a joint venture with RDO Frozen Co. This joint venture operates a potato processing facility in Minnesota. We also provide all sales and marketing services to Lamb-Weston/RDO and receive a fee for these services based on a percentage of the net sales of the venture.

●	We hold a fifty percent ownership interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Sociedad Commercial del Plata. Headquartered in Argentina, this joint venture manufactures and sells frozen potato products principally in South America.

For more information, see Note 6, Investments in Joint Ventures, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

On November 2, 2018, we entered into a Membership Interest Purchase Agreement (the “BSW Agreement”) with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”) to acquire the remaining 50.01% interest in Lamb Weston BSW, LLC, a potato processing joint venture (“Lamb Weston BSW”). Prior to entering into the BSW Agreement, we were the primary beneficiary of Lamb Weston BSW, a variable interest entity, and accordingly, we consolidated the financial statements of Lamb Weston BSW and deducted 50.01% of the operating results of the noncontrolling interests to arrive at “Net income attributable to Lamb Weston Holdings, Inc.” on our Consolidated Statements of Earnings. Our Consolidated Statements of Earnings include 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. For more information, see Note 6, Investments in Joint Ventures, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Sales, Distribution and Customers

We benefit from strong relationships with a diverse set of customers. We sell our products through a combined network of internal sales personnel and independent brokers, agents, and distributors to chain restaurants, wholesale, grocery, mass merchants, club retailers, specialty retailers, and foodservice distributors and institutions, including businesses, educational institutions, independent restaurants, regional chain restaurants, and convenience stores. We have long-tenured relationships with leading quick service and fast casual restaurants, global foodservice distributors, large grocery retailers, and mass merchants.

Our largest customer, McDonald’s Corporation, accounted for approximately 10% of our consolidated net sales in both fiscal 2020 and 2019, and 11% of our consolidated net sales in fiscal 2018. No other customer accounted for more than 10% of our fiscal 2020, 2019, or 2018 consolidated net sales. No customer accounted for more than 10% of our consolidated accounts receivable as of May 31, 2020 or May 26, 2019.

Research and Development

We leverage our research and development resources for both growth and efficiency initiatives. We seek to drive growth through innovation by creating new products, enhancing the quality of existing products, and participating in joint menu planning exercises with our customers. We also emphasize sustainability in our research and development activities and continue to drive processing innovations aimed at reducing waste and water usage and improving food safety. Research and development expenses were $15.4 million in both 2020 and 2019, and $13.5 million in fiscal 2018.

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

Raw Materials and Packaging

Our primary raw materials are potatoes, edible oils, and packaging. We source a significant amount of our raw potatoes under both strategic, long-term grower relationships and shorter-term annual contracts. In the United States, most of the potato crop used in our products is grown in Washington, Idaho, and Oregon. For Lamb-Weston/Meijer, European growing regions for the necessary potatoes are concentrated in the Netherlands, Austria, Belgium, Germany, France, and the United Kingdom. We also have growing regions in China, Australia, and Argentina. We believe that the grower networks to which we have access provide a sufficient source of raw potato inputs year-to-year. We source edible oils through strategic relationships with key suppliers, and we source energy and packaging materials through multiple suppliers under a variety of agreement types.

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

From time to time, we have faced increased costs for our significant raw materials, packaging and energy inputs. We seek to mitigate higher input costs through long-term relationships, contract strategies, and hedging activities where an active market for an input exists, as well as through our pricing and productivity initiatives.

Manufacturing

We operate 18 manufacturing facilities for our products. See "Item 2. Properties" for more information about our manufacturing facilities. Our joint ventures operate a total of nine manufacturing facilities.

In addition to our own manufacturing facilities, we source a portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively.

International Operations

At May 31, 2020, we had operations in eighteen countries, with manufacturing and processing facilities in four countries. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $752.9 million, $742.7 million, and $665.8 million in fiscal 2020, 2019, and 2018, respectively. Our long-

lived assets located outside of the United States are not significant. See Note 14, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our U.S. and non-U.S. operations. Also see “Item 2. Properties,” for more information on our manufacturing and other facilities. For a discussion of risks related to our operations outside the United States, see “Item 1A. Risk Factors” of this Form 10-K.

Backlog

We manufacture primarily to fill customer orders from finished goods inventories. While at any given time there may be some backlog of orders due to the seasonal nature of our manufacturing activities and associated inventory, such backlog is not material in respect to annual net sales, and the changes of backlog orders from time to time are not significant.

Competition

The value-added frozen potato products industry in North America, Europe and other international markets is highly competitive. Competitors include large North American and European frozen potato product companies that compete globally, as well as local and regional companies. Significant competitors include Agristo NV, Aviko B.V., Cavendish Farms Corporation, Clarebout Potatoes NV, Farm Frites International B.V., J.R. Simplot Company, The Kraft Heinz Company, McCain Foods Limited, and Mydibel S.A. Some of our competitors are larger and have substantially more financial, sales and marketing, and other resources. We compete with producers of similar products on the basis of, among other things, customer service, value, product innovation, product quality, brand recognition and loyalty, price, and the ability to identify and satisfy customer preferences. The markets in which we operate are expected to remain highly competitive for the foreseeable future. See also “Item 1A. Risk Factors – Increased competition may result in reduced sales or profits” of this Form 10-K.

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

Due to severe impacts of the government mandated shutdowns in response to the COVID-19 pandemic, seasonal variations in the demand for our products in fourth quarter of fiscal 2020 differed from prior years. The fiscal fourth quarter operating results are not necessarily indicative of operating results for the entire year.

Employees

As of June 30, 2020, we had approximately 7,700 employees. Approximately 800 of these employees work outside of the United States. Approximately 23% of our employees are parties to collective bargaining agreements on terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times throughout the next several years. Collective bargaining agreements that represent approximately 19% of our hourly employees, who are parties to collective bargaining agreements, expire in fiscal 2021. As these agreements expire, we believe they will be renegotiated on terms satisfactory to us.

Information About Our Executive Officers

The following are our executive officers as of July 20, 2020:

Name	Title	Age
Thomas P. Werner	Director, President and Chief Executive Officer	54
Robert M. McNutt	Senior Vice President and Chief Financial Officer	60
Micheline C. Carter	Senior Vice President and Chief Human Resources Officer	54
Sharon L. Miller	Senior Vice President and General Manager, Global Business Unit	54
Gerardo Scheufler	Senior Vice President and Chief Supply Chain Officer	52
Michael J. Smith	Senior Vice President and General Manager of Foodservice, Retail, Marketing and Innovation	43
Eryk J. Spytek	Senior Vice President, General Counsel and Corporate Secretary	52

Thomas P. Werner has served as our President and Chief Executive Officer and a member of our Board of Directors since November 2016. Prior to that, he served as President, Commercial Foods, for Conagra, a food company, since May 2015. In that role, he led the company’s Lamb Weston and Foodservice businesses, as well as its previously divested Spicetec Flavors & Seasonings and J.M. Swank operations. Mr. Werner also served as interim President of Conagra’s Private Brands from June 2015 through its divestiture in February 2016. Before his appointment as President, Commercial Foods, Mr. Werner served as Senior Vice President of Finance for Conagra’s Private Brands and Commercial Foods operating segments from June 2013 to April 2015, and Senior Vice President of Finance for Lamb Weston from May 2011 until June 2013.

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

Micheline C. Carter has served as our Senior Vice President and Chief Human Resources Officer since November 2016. Ms. Carter joined Lamb Weston in September 2016. From July 2012 until September 2016, she served in a variety of roles with The Kraft Heinz Company, a food and beverage company, including as Head of U.S. People and Performance and Global Corporate Functions from November 2015 to September 2016, Vice President of Human Resources, Global Corporate Functions from August 2015 until October 2015, Vice President of Human Resources, Cheese & Dairy from January 2015 until July 2015, and Senior Director Human Resources & Global Exports from July 2012 until January 2015. Before joining The Kraft Heinz Company, Ms. Carter served from February 2011 until July 2012 as Senior Director Human Resources, Solar Energy & Solar Materials with MEMC Electronic Materials, Inc. (now known as SunEdison, Inc.), a supplier of silicon wafers to semiconductor and photovoltaic cell companies. Before that, Ms. Carter served in a variety of roles with J. C. Penney Company, Inc., an apparel and home furnishings retailer, Yum! Brands, Inc., an operator of quick service restaurants, and Texas Instruments Incorporated, a semiconductor design and manufacturing company.

Sharon L. Miller has served as our Senior Vice President and General Manager, Global Business Unit since September 2016. Before that, she served as Conagra’s Vice President and General Manager, Lamb Weston Global Business Unit since 2015. Since joining Conagra in 1999, Ms. Miller has held various leadership positions, including Vice President of Sales for Lamb Weston's European joint venture, Lamb-Weston/Meijer. Prior to that, Ms. Miller was a key sales and business leader within Lamb Weston in both the United States and Canada. She also has held various sales positions with North American food manufacturers and foodservice distributors.

Gerardo Scheufler has served as our Senior Vice President and Chief Supply Chain Officer since August 2019. Prior to joining Lamb Weston, Mr. Scheufler served as the Vice President of Global Operations at Mondelez International, Inc., a food and beverage company, from July 2014 until August 2019. During his tenure at Mondelez International, Mr. Scheufler oversaw a major global restructuring program to optimize the global supply chain footprint, including the manufacturing, customer service, quality, logistics, health, safety and environment, and innovation functions. Prior to that, Mr. Scheufler spent more than 20 years at The Procter & Gamble Company, a consumer goods corporation, in a variety of roles of increasing responsibility after starting his career in plant operations in 1990.

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

Food Safety and Labeling

We are subject to extensive regulation, including, among other things, the Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act, the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, and the rules and regulations promulgated thereunder by the U.S. Food and Drug Administration (“FDA”). This comprehensive and evolving regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging, and safety of food, including compliance with current Good Manufacturing Practices. In addition, the Nutrition Label Reform Act of 2016 and regulations promulgated thereunder by the FDA, prescribes the format and content in which specific nutrition information is required to appear on the labels of food products. We are also subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture.

Our operations and products are also subject to state and local regulation, including the registration and licensing of plants, enforcement by state health agencies of various state standards, and the registration and inspection of facilities.

Compliance with federal, state, and local regulation is costly and time-consuming. Enforcement actions for violations of federal, state, and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions, voluntary recalls or market withdrawals of products, and monetary penalties. We believe that our practices are sufficient to maintain compliance with applicable government regulations.

Environmental, Health and Safety Regulations

We are subject to a number of federal, state, and local laws and other regulations relating to the protection of the environment and the safety and health of personnel and the public. These requirements apply to a broad range of our activities, including: the discharge of pollutants into the air, land and water; the identification, generation, storage, handling, transportation, disposal, recordkeeping, labeling, spill prevention and reporting of, and emergency response in connection with, hazardous materials; noise emissions from our facilities; and safety and health standards, practices, and procedures that apply to the workplace and the operation of our facilities.

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

Available Information

We make available, free of charge on our website at www.lambweston.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the address of that site is https://www.sec.gov. We use our website, through the “Investors” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. Additionally, in June 2020, we released our first environmental, social, and governance report that describes our sustainability programs. The report can be found on our website at https://esg.lambweston.com. The information on our website, including our environmental, social, and governance report, is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC unless expressly noted.

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

Government actions to control the spread of COVID-19 have adversely impacted, and are likely to continue to adversely impact, our business, financial condition and results of operations.

The efforts by national, state and local governments worldwide to control the spread of COVID-19 have resulted in widespread measures aimed at containing the disease such as quarantines, travel bans, shutdowns, and shelter-in-place or stay-at-home orders, which have significantly restricted the movement of people and goods. These restrictions and measures, and our efforts to act in the best interests of our employees, customers, suppliers, vendors, and joint venture and other business partners, have affected and are continuing to affect our business and operations by, among other things, causing the closure of many sit down restaurants; reducing demand at quick service restaurants; causing us to modify a number of our normal business practices including the ongoing evaluation of our manufacturing employees’ COVID-19 symptom status; evaluating the need for facility closures or temporary shutdowns to protect employee health; disrupting production timing; disrupting our supply chain; disrupting the transport of goods from our supply chain to us and from us to our customers; requiring modifications to our business processes; requiring the modification of business continuity plans; requiring the implementation of social distancing measures that require changes to existing manufacturing practices; disrupting business travel; disrupting our ability to staff our on-site manufacturing and research and development facilities; delaying capital expansion projects and other capital expenditures; and necessitating teleworking by a large proportion of our workforce. These impacts have caused, and are expected to continue to cause, changes in the mix of products sold, decreases in revenue, and increases in costs resulting in decreased profitability and cash flows from operations, which have caused, and are expected to cause, an adverse effect on our business, financial condition and results of operations that may be material.

In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, suppliers, vendors and joint venture and other business partners, and each of their financial conditions. Any material adverse effect on these parties could adversely impact us. In this regard, the potential duration and impacts of the COVID-19 pandemic on the global economy and on our business, financial condition and results of operations are difficult to predict and cannot be estimated with any degree of certainty, but the pandemic has resulted in significant disruption of global financial markets, increases in levels of unemployment and economic uncertainty, which has adversely impacted our business and may continue to do so. These developments may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and may also negatively impact our access to external sources of financing to fund our operations or make capital expenditures.

The impact of COVID-19 may also exacerbate other risks discussed in this Form 10-K, any of which could have a material adverse effect on our business, financial condition and results of operations. This situation is changing rapidly and additional impacts may arise that we currently are not aware of.

Our business, financial condition and results of operations may be adversely affected by increased costs, disruption of supply or interruptions or other constraints in the availability of key commodities and other necessary services.

A significant portion of our cost of goods comes from commodities such as raw potatoes, edible oil, and energy. These commodities are subject to price volatility and fluctuations in availability caused by many factors, including changes in global supply and demand, weather conditions (including any potential effects of climate change), fire, natural disasters (such as a hurricane, tornado, earthquake, wildfire or flooding), disease or pests, agricultural uncertainty, health epidemics or pandemics or other contagious outbreaks, such as the current COVID-19 pandemic, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), limited or sole sources of supply, political uncertainties, acts of terrorism, governmental instability or currency exchange rates. In addition, we also incur expenses in connection with the transportation and delivery of our products. Commodity price increases, or a sustained interruption or other constraints in the supply or availability of key commodities, including necessary services such as transportation and warehousing, may increase our operating costs and could adversely affect our business, financial condition and results of operations. We may not be able to increase our product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume and decreased profitability. There is currently no active derivatives market for potatoes in the United States. Although we have experience in hedging against commodity price increases, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. As a result, the risk management procedures that we use may not always work as we intend.

In addition, our future success and earnings growth depend in part on our ability to maintain the appropriate cost structure and operate efficiently in the highly competitive value-added frozen potato product category. We continue to implement profit-enhancing initiatives that improve the efficiency of our supply chain and general and administrative functions. These initiatives are focused on cost-saving opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative functions. However, gaining additional efficiencies may become more difficult over time. In addition, we may have significant supply chain disruptions due to a number of factors outside of our control, including public health crises such as the current COVID-19 pandemic. These factors may lead to our inability to access or deliver products that meet requisite quality and safety standards in a timely and efficient manner, which could lead to increased warehouse and other storage costs. Our failure to reduce costs through productivity gains or the elimination of redundant costs, or the occurrence of a significant supply chain disruption or the inability to access or deliver products, could adversely affect our profitability and weaken our competitive position or otherwise harm our business.

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

In recent years, market demand for value-added frozen potato products has exceeded industry capacity to produce these products. As additional industry capacity comes online, or market demand otherwise decreases, including as a result of the current COVID-19 pandemic, we may face competitive pressures that would restrict our ability to increase or maintain prices. Our profits would decrease as a result of a reduction in prices or sales volume.

Our business, financial condition, and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations, including foreign currency risks and trade barriers.

We conduct a substantial and growing amount of business with customers located outside the United States, including through our joint ventures. During each of fiscal 2020, 2019 and 2018, net sales outside the United States, primarily in Australia, Canada, China, Japan, Korea, Mexico, and Taiwan, accounted for approximately 20% of our net sales. These amounts do not include any impact of unconsolidated net sales associated with our joint ventures, which are also subject to risks associated with international operations.

Many factors relating to our international sales and operations, many of which factors are outside of our control, could have a material adverse impact on our business, financial condition, and results of operations, including:

●	pandemics and other public health crises, such as the flu and in particular the current COVID-19 pandemic, which may decrease revenues, disrupt our supply chain or otherwise increase our storage, production or distribution costs and adversely affect our workforce, local suppliers, customers and consumers of our products;
●	foreign exchange rates, foreign currency exchange and transfer restrictions, which may unpredictably and adversely impact our combined operating results, asset and liability balances, and cash flow in our consolidated financial statements, even if their value has not changed in their original currency;
●	our consolidated financial statements are presented in U.S. dollars, and we must translate the assets, liabilities, revenue and expenses into U.S. dollars for external reporting purposes;
●	changes in trade, monetary and fiscal policies of the United States and foreign governments, including modification or termination of existing trade agreements (e.g., the North American Free Trade Agreement) or treaties, creation of new trade agreements or treaties (e.g. the United States - Mexico - Canada Agreement), trade regulations, and increased or new tariffs, quotas, import or export licensing requirements, and other trade barriers imposed by governments. In particular, changes in U.S. trade programs and trade relations with other countries, including the imposition of trade protection measures by foreign countries in favor of their local producers of competing products, such as governmental subsidies, tax benefits, and other measures giving local producers a competitive advantage over Lamb Weston, may adversely affect our business and results of operations in those countries;
●	negative economic developments in economies around the world and the instability of governments, including the threat of wars, terrorist attacks, epidemics or civil unrest;
●	earthquakes, tsunamis, droughts, floods or other major disasters that may limit the supply of raw materials that are purchased abroad for use in our international operations or domestically;

●	increased costs, disruptions in shipping or reduced availability of freight transportation and warehousing;
●	differing employment practices and labor standards in the international markets in which we operate;
●	differing levels of protection of intellectual property across the international markets in which we operate;
●	difficulties and costs associated with complying with U.S. laws and regulations applicable to entities with overseas operations, including the Foreign Corrupt Practices Act;
●	the threat that our operations or property could be subject to nationalization and expropriation;
●	varying regulatory, tax, judicial and administrative practices in the international markets in which we operate;
●	difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations;
●	potentially burdensome taxation; and
●	uncertainty regarding the London Interbank Offered Rate (“LIBOR”) as certain of our interest rates on debt obligations and investments are based on LIBOR, and a portion of our indebtedness bears interest at variable interest rates, primarily based on LIBOR. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform, which may cause LIBOR to disappear entirely after 2021 or to perform differently than in the past. While we expect that reasonable alternatives to LIBOR will be implemented prior to the 2021 target date, we cannot predict the consequences and timing of these developments, and they could include an increase in our interest expense and/or a reduction in our interest income.

Any of these factors could have an adverse effect on our business, financial condition, and results of operations.

Disruption of our access to export mechanisms could have an adverse impact on our business, financial condition, and results of operations.

To serve our customers globally, we rely in part on our international joint venture partnerships, but also on exports from the United States. During fiscal 2020, 2019, and 2018, export sales from the United States accounted for approximately 16%, 16%, and 17%, respectively, of our total net sales. Circumstances beyond our control, such as a labor dispute at a port or workforce disruption due to the current COVID-19 pandemic, could prevent us from exporting our products in sufficient quantities to meet customer opportunities. We have access to production outside of the United States through our facilities in Australia, Canada and China and joint ventures in Argentina and Europe, but we may be unsuccessful in mitigating any future disruption to export mechanisms. If this occurs, we may be unable to adequately supply all of our customer opportunities, which could adversely affect our business, financial condition, and results of operations.

Our substantial debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.

We have incurred substantial indebtedness. As of May 31, 2020, we had $3,041.4 million of long-term debt, including current portion, recorded on our Consolidated Balance Sheet. Our level of debt could have important consequences. For example, it could:

●	make it more difficult for us to make payments on our debt;
●	require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;
●	increase our vulnerability to adverse economic or industry conditions;
●	limit our ability to obtain additional financing in the future to enable us to react to changes in our business; or
●	place us at a competitive disadvantage compared to businesses in our industry that have less debt.

The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.

The credit agreements governing our term loans and revolving credit facility and the indentures governing our senior notes contain covenants that, among other things, limit our ability to:

●	borrow money or guarantee debt;
●	create liens;
●	pay dividends on or redeem or repurchase stock;
●	make specified types of investments and acquisitions;
●	enter into agreements that limit the ability of our subsidiaries to pay dividends or other payments to us;
●	enter into transactions with affiliates; and
●	sell assets or merge with other companies.

These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. Also, the limitations imposed by these financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

In addition, the restrictive covenants in our credit agreements require us to maintain specified financial ratios and satisfy other financial condition tests. We cannot provide assurance that we will continue to be in compliance with these ratios and tests. Our ability to continue to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under one or more of our debt instruments, including as a result of cross default provisions and, in the case of our revolving credit facility, permit the lenders thereunder to cease making loans to us. Upon the occurrence of an event of default under our credit facilities, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross-defaults under our senior notes indentures.

Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in a downgrade to our credit ratings. A downgrade in our credit ratings could limit our access to capital and increase our borrowing costs. Further, under the terms of the tax matters agreement we entered into with Conagra at the spinoff, we may not retire, repurchase, or significantly modify our senior notes due 2024 and 2026 during the five-year period following the spinoff.

Our business relies on a potato crop that has a concentrated growing region.

Ideal growing conditions for the potatoes necessary for our value-added products (e.g., french fries) are concentrated in a few geographic regions globally. In the United States, most of the potato crop used in value-added products is grown in Washington, Idaho, and Oregon. European growing regions for the necessary potatoes are concentrated in Austria, Belgium, Germany, France, the Netherlands, and the United Kingdom. Recent agronomic developments have opened new growing regions, but the capital-intensive nature of our industry’s production processes has kept production highly concentrated in the historical growing regions. Unfavorable crop conditions in any one region, such as the drought in Europe during our fiscal year 2019, could lead to significant demand on the other regions for production. Our inability to mitigate any such conditions by leveraging our production capabilities in other regions could negatively impact our ability to meet customer opportunities and could decrease our profitability.

Our business is affected by potato crop performance.

Our primary input is potatoes and every year, we must procure potatoes that meet the quality standards for processing into value-added products. Environmental and climate conditions, such as soil quality, moisture, and temperature, affect the quality of the potato crop on a year-to-year basis. As a result, we source potatoes from specific regions of the United States and specific countries abroad, including Australia, Austria, Belgium, Canada, China, France, Germany, the Netherlands, and the United Kingdom, where we believe the optimal potato growing conditions exist. However, severe weather conditions during the planting and growing season in these regions can significantly affect potato crop performance, such as the drought in Europe during our fiscal year 2019. Potatoes are also susceptible to pest diseases and insects that can cause crop failure, decreased yields, and negatively affect the physical appearance of the potatoes. We have deep experience in agronomy and actively work to monitor the potato crop. However, if a weather or pest-related event occurs in a particular crop year, and our agronomic programs are insufficient to mitigate the impacts thereof, we may have insufficient potatoes to meet our customer opportunities, and our competitiveness and profitability could decrease. Alternatively, overly favorable growing conditions can lead to high per acre yields and over-supply. An increased supply of potatoes could lead to overproduction of finished goods and associated increased storage costs or destruction of unused potatoes at a loss.

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

We maintain a diverse customer base across our four reporting segments. Customers include global, national and regional quick serve and fast casual restaurants as well as small, independently operated restaurants, multinational, broadline foodservice distributors, as well as regional foodservice distributors, and major food retailers. Some of these customers independently represent a meaningful portion of our sales. In addition, we depend on foodservice distributors to help us create end-customer demand, provide technical support and other value-added services to customers, fill customer orders, and stock our products. A material change in our relationship with one or more of these distributors or their failure to perform as expected could reduce our revenue. The foodservice distributors also sell products that compete with our products, and we sometimes need to provide financial and other incentives to focus them on the sale of our products. While we contract annually or biannually with many of our foodservice customers, the loss of a significant customer or a material reduction in sales to a significant customer could materially impact the business.

Our largest customer, McDonald’s Corporation, accounted for approximately 10% of our consolidated net sales in both fiscal 2020 and 2019, and 11% of our consolidated net sales in fiscal 2018. There can be no assurance that our customers will continue to purchase our products in the same quantities or on the same terms as in the past. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our business, financial condition, and results of operations. In addition, the financial condition of our significant customers, including restaurants, distributors and retailers, are affected by events that are largely beyond our control. Deterioration in the financial condition of significant customers could materially and adversely affect our business, financial condition, and results of operations.

The sophistication and buying power of some of our customers could have a negative impact on profits.

Some of our customers are large and sophisticated, with buying power and negotiating strength. These customers may be more capable of resisting price increases and more likely to demand lower pricing, increased promotional programs, or specialty tailored products. In addition, some of these customers (e.g., larger distributors and supermarkets) have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own brands. Shelf space at food retailers is not guaranteed, and large retail customers may choose to stock their own retailer and other economy brands that compete with some of our products. We continue to implement initiatives to counteract these pressures, including efficiency programs and investments in innovation and quality. However, if we are unable to counteract the negotiating strength of these customers, our profitability could decline.

We must identify changing consumer preferences and consumption trends and develop and offer food products to our customers that help meet those preferences and trends.

Consumer preferences evolve over time and our success depends on our ability to identify the tastes and dietary habits of consumers and offer products that appeal to those preferences. We need to continue to respond to these changing consumer preferences and support our customers in their efforts to evolve to meet those preferences. For example, as consumers focus on freshly prepared foods, some restaurants may choose to limit the frying capabilities of their kitchens. As a result, we must evolve our product offering to provide alternatives that work in such a preparation environment. In addition, our products contain carbohydrates, sodium, genetically modified ingredients, added sugars, saturated fats, and preservatives, the diet and health effects of which remain the subject of public scrutiny. We must continue to reformulate our products, introduce new products and create product extensions without a loss of the taste, texture, and appearance that consumers demand in value-added potato products. All of these efforts require significant research and development and marketing investments. If our products fail to meet consumer preferences or customer requirements, or we fail to introduce new and improved products on a timely basis, then the return on those investments will be less than anticipated, which could materially and adversely affect our business, financial condition, and results of operations.

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

New regulations imposed by the FDA or EFSA around acrylamide formation in potato products could adversely affect us.

The regulation of food products, both within the United States and internationally, continues to be a focus for governmental scrutiny. The presence and/or formation of acrylamide in potato products cooked at high temperatures has become a global regulatory issue as both the FDA and the European Food Safety Authority (‘‘EFSA’’) have issued guidance to the food processing industry to work to reduce conditions that favor the formation of this naturally occurring compound. Acrylamide formation is the result of heat processing reactions that give ‘‘browned foods’’ their desirable flavor. Acrylamide formation occurs in many food types in the human diet, including but not limited to breads, toast, cookies, coffee, crackers, potatoes, and olives. The regulatory approach to acrylamide has generally been to encourage the industry to achieve as low as reasonably achievable content levels through process control (temperature) and material testing (low sugar and low asparagine). However, limits for acrylamide content have been established for some food types in the State of California, and point of sale consumer warnings are required if products exceed those limits. In addition, the EFSA has recently promulgated regulations establishing specific mitigation measures, sampling and analysis procedures and benchmark levels for acrylamide in certain food products. If the global regulatory approach to acrylamide becomes more stringent and additional legal limits are established, our manufacturing costs could increase. In addition, if consumer perception regarding the safety of our products is negatively impacted due to regulation, sales of our products could decrease.

If we fail to comply with the many laws and regulations applicable to our business, we may face lawsuits or incur significant fines and penalties.

Our facilities and products are subject to many laws and regulations administered by the U.S. Department of Agriculture, the FDA, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products, and the health and safety of our employees. Our failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products.

Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, and comparable state agencies, which pertain to the protection of the environment, including, but not limited to, discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, which could adversely affect our business, financial condition, and results of operations.

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

Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the FDA and other national, state and local government agencies. The Food, Drug & Cosmetic Act and the Food Safety Modernization Act and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior, meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Despite careful security and controls design, implementation, updating and independent third-party verification, our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, invasions, disruptions, or shutdowns due to any number of causes such as catastrophic events, natural disasters, infectious disease outbreaks and other public health crises, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, hackers, employee error or malfeasance, and other causes. Increased cybersecurity threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business, financial condition and results of operations.

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

We are currently in the process of replacing our information technology infrastructure with a new enterprise resource planning (‘‘ERP’’) system, which will be implemented in phases beginning in fiscal 2021. We may experience difficulties as we transition to new upgraded systems and processes. These difficulties may include loss of data; difficulty in processing customer orders, shipping products, or providing services and support to our customers; difficulty in billing and tracking our orders; difficulty in completing financial reporting and filing reports with the SEC in a timely manner; or challenges in otherwise running our business. We may also experience decreases in productivity as our personnel implement and become familiar with new systems and processes. Any disruptions, delays, or deficiencies in the transition, design, and implementation of a new ERP system, particularly any disruptions, delays, or deficiencies that impact our operations, could have a material adverse effect on our business, financial condition, and results of operations. Even if we do not encounter adverse effects, the transition, design, and implementation of a new ERP system, may be much more costly than we anticipated.

There are inherent limitations on the effectiveness of our controls.

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. If our controls become inadequate, we could fail to meet our financial reporting obligations, our reputation may be adversely affected, our business, financial condition, and results of operations could be adversely affected, and the market price of our stock could decline.

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

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, the frequency and severity of extreme weather, and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as potatoes and edible oils. In addition, water is an important part of potato processing. We may be subjected to decreased availability or less favorable pricing for water, which could impact our manufacturing and distribution operations.

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

Volatility in financial markets and deterioration of national and global economic conditions, including as a result of the current COVID-19 pandemic, could impact our business and operations in a variety of ways, including as follows:

●	decreased demand in the restaurant business, particularly quick service and other casual dining, which may adversely affect our business;
●	volatility in commodity and other input costs could substantially impact our results of operations;
●	volatility in the financial markets or interest rates could substantially impact our pension costs and required pension contributions;
●	it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us; and
●	it may become more costly to access funds internationally.

Impairment in the carrying value of goodwill or other intangibles could result in the incurrence of impairment charges and negatively impact our net worth.

As of May 31, 2020, we had goodwill of $303.8 million and other intangibles of $38.3 million. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of brands, trademarks, licensing agreements, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer, and could result in the incurrence of impairment charges and negatively impact our net worth.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Eagle, Idaho. The following table sets forth our principal manufacturing and processing facilities as of May 31, 2020:

Location	Type of Facility and Number	Owned/ Leased
Domestic:
American Falls, ID	Plant/Cold Storage	Owned (1)
Boardman, OR	Plant (2), Plant/Cold Storage	Owned (3)
Connell, WA	Plant, Cold Storage	Owned (1), Leased (1)
Delhi, LA	Plant, Cold Storage, Farm	Owned (1), Leased (2)
Hermiston, OR	Plant	Owned (1)
Pasco, WA	Plant (2)	Owned (2)
Paterson, WA	Plant, Farm (4)	Owned (2), Leased (3)
Quincy, WA	Plant	Owned (1)
Richland, WA	Plant	Owned (1)
Twin Falls, ID	Plant	Owned (1)
Warden, WA	Plant	Owned (1)

International:
Hallam, Australia	Plant/Cold Storage (2)	Leased (2)
Shangdu, China	Plant, Farm	Owned (1), Leased (1)
Taber, Canada	Plant/Cold Storage	Owned (1)

We use our farms as a source of raw materials, to better understand the costs of growing potatoes, and to deploy agronomic research. Our facilities vary in age and condition, and each of them has an active maintenance program to ensure a safe operating environment and to keep the facilities in good condition. We believe all our buildings are in satisfactory operating condition to conduct our business as intended. We also own and lease general office/support facilities in the regions we operate, including Australia, Canada, China, Mexico, Japan, Singapore, and the United States.

Our manufacturing assets are shared across all reporting segments. Therefore, we do not identify or allocate assets by operating segment. For more information, see Note 14, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

In addition to the facilities noted above, our joint ventures own or lease processing facilities in Argentina, Austria, the Netherlands, Russia, the United Kingdom, and the United States.

ITEM 3. LEGAL PROCEEDINGS

For information regarding our legal proceedings, see Note 15, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the ticker symbol “LW.” At July 20, 2020, there were 12,340 holders of record of our common stock. The majority of holders of Lamb Weston common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Purchases of Equity Securities by the Issuer

The following table presents information related to repurchases of our common stock during the periods presented below (dollars in millions, except per share data):

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
February 24, 2020 through March 22, 2020	178	$68.90	—	$195.3
March 23, 2020 through April 19, 2020	—	$—	—	$195.3
April 20, 2020 through May 31, 2020	—	$—	—	$195.3
Total	178
(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	No shares were purchased during the periods presented under our share repurchase program, which was approved by the Board of Directors in December 2018. Under this program, which does not have an expiration date, we are authorized to repurchase shares of our common stock, in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. Repurchases may be made from time to time through open market or privately negotiated transactions, subject to applicable laws.

Performance Graph

The following graph and table compare the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 400 Packaged Food Index, which we consider to be our peer group, and the S&P 500 Packaged Food Index. This graph and table cover the period from November 10, 2016 (the first day our common stock began trading on NYSE) through May 29, 2020 (the last trading day of our fiscal year). The graph and table assume that $100 was invested in our common stock, the S&P 500 Index, the S&P 400 Packaged Food Index, and the S&P 500 Packaged Food Index on November 10, 2016, and that all dividends were reinvested. The cumulative total return shown below are based on the last trading day in Lamb Weston’s fiscal year.

Comparison of Cumulative Total Return since November 10, 2016
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
11/10/2016
5/26/2017
5/25/2018
5/24/2019
5/29/2020
Lamb Weston
S&P 500 Index
S&P 400 Packaged Foods Index
S&P 500 Packaged Foods Index

	November 10,	May 26,	May 25,	May 24,	May 29,
	2016	2017	2018	2019	2020
Lamb Weston	$100	$152	$221	$212	$208
S&P 500 Index	$100	$113	$129	$137	$151
S&P 400 Packaged Foods Index	$100	$111	$110	$138	$131
S&P 500 Packaged Foods Index	$100	$109	$92	$102	$109

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

For the Fiscal Years Ended May	2020	2019	2018	2017	2016
Statement of Earnings Data:
Net sales (b)	$3,792.4	$3,756.5	$3,423.7	$3,168.0	$2,993.8
Income from operations (a) (b)	556.9	668.4	580.1	518.3	373.3
Income before income taxes and equity method earnings (a) (b)	448.9	561.3	471.3	457.1	367.4
Equity method investment earnings (b)	29.3	59.5	83.6	53.3	71.7
Income tax expense (c)	112.3	133.6	121.2	170.2	144.5
Net income attributable to Lamb Weston Holdings, Inc. (a) (b)	365.9	478.6	416.8	326.9	285.3
Earnings per share (a) (b) (c) (d)
Basic	2.50	3.19	2.83	2.22	1.92
Diluted	2.49	3.18	2.82	2.22	1.92
Dividends declared per common share	0.8600	0.7825	0.7575	0.3750	N/A
Balance Sheet Data:
Total assets	4,662.3	3,048.1	2,752.6	2,485.6	2,158.3
Long-term debt, excluding current portion	2,992.6	2,280.2	2,336.7	2,365.0	104.6
Cash Flow Data:
Cash flows provided by operating activities	574.0	680.9	481.2	446.9	382.3
Non-GAAP Financial Information: (e)
EBITDA including unconsolidated joint ventures	797.2	904.3	811.7	683.7	546.2
Adjusted EBITDA including unconsolidated joint ventures	799.8	904.3	820.4	707.1	593.4
(a)	Includes comparability items that are not considered part of our ongoing operations. For more information on these costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

(b)	On March 11, 2020, the World Health Organization declared the spread of COVID-19 a global pandemic. In an attempt to minimize transmission of COVID-19, significant social and economic restrictions, including restrictions on dine-in purchases and the imposition of stay-at-home orders, were imposed in the United States and in our international markets. These restrictions had a negative impact on our fiscal 2020 results. Fiscal 2020 included lower sales and approximately $58 million of costs, net of estimated employee retention credits provided by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and other labor incentives, related to the impact of these government-imposed orders, which primarily related to lower factory utilization and production inefficiencies, manufacturing and operational disruptions directly attributable to the pandemic, expensing of excess crop year 2019 raw potato purchase contracts that could not be used due to the pandemic’s near-term effect on demand for frozen potato products as well as incremental warehousing and transportation costs, and incremental costs to enhance employee safety measures, including purchases of safety and health screening equipment, retaining sales employees, and expensing certain capitalized manufacturing facility expansion costs. In addition, our equity method investment earnings incurred approximately $16 million of costs related to the COVID-19 pandemic, net of labor incentives.

(c)	In fiscal 2019, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) decreased income tax expense and increased net income $27.2 million, or $0.19 per share, including a $24.8 million, or $0.17 per share, tax benefit related to a lower U.S. corporate tax rate and a $2.4 million, or $0.02 per share, benefit from the true-up of the transition tax on previously untaxed foreign earnings. Since our fiscal year end is the last Sunday in May, in fiscal 2018, we phased in the impact of the lower U.S. corporate income tax rate, resulting in a U.S. corporate tax rate of 29.3%, compared with 21% in fiscal 2019.

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

(d)	Earnings per share prior to the Separation in fiscal 2017 was calculated based on 146 million shares of Lamb Weston common stock that were distributed to Conagra stockholders on November 9, 2016.

(e)	EBITDA and Adjusted EBITDA including unconsolidated joint ventures are non-GAAP financial measures. See the discussion of non-GAAP financial measures and the reconciliations under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliations of Non-GAAP Financial Measures to Reported Amounts” of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Results for the fiscal year ended May 31, 2020 are not necessarily indicative of results that may be attained in the future.

The following generally discusses fiscal 2020 and 2019 items and fiscal year comparisons between fiscal 2020 and 2019. Discussions of fiscal 2018 items and fiscal year comparisons between fiscal 2019 and 2018 that are not included in this Form 10-K can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 26, 2019, which we filed with the Securities and Exchange Commission on July 25, 2019.

The fiscal years for the Consolidated Financial Statements presented consist of a 53-week period for fiscal 2020 and a 52-week period for fiscal 2019.

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

Management’s discussion and analysis of our results of operations and financial condition, which we refer to in this filing as “MD&A,” is provided as a supplement to the consolidated financial statements and related notes included elsewhere in this Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS) that is prepared using non-GAAP financial measures. See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definitions of Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to net income or diluted earnings per share.

Executive Summary

On March 11, 2020 (during our fiscal fourth quarter), the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. Local, state, and national governments emphasized the importance of food supply and asked that food manufacturers and retailers remain open to meet the needs of their communities. Throughout this pandemic, our primary focus and attention has remained directed towards the health and well-being of our employees, and we have taken numerous steps to keep our employees safe, including implementing enhanced sanitation protocols and preventative screenings at all our manufacturing facilities, providing masks and requiring social distancing for employees across all our facilities, providing benefits that help support our employees and their families, and implementing remote work arrangements for functional support areas to comply with shelter-in-place orders and federal and local government recommendations. If an employee at one of our manufacturing facilities tests positive for COVID-19, we have developed plans to temporarily close the facility at which the employee works in order to sanitize and disinfect the facility before allowing employees to return to the facility and restart operations.

Lamb Weston delivered solid sales and earnings growth through the first three quarters of fiscal 2020. However, efforts by governments worldwide to control the spread of COVID-19 have resulted in significant social and economic restrictions, which included quarantines, travel bans, shutdowns, closures of many sit down restaurants, and shelter-in-place or stay-at-home orders. These restrictions have had, and continue to have, a negative effect on portions of our business and the U.S. and global economy. As a result, our sales in the fiscal fourth quarter declined, offsetting most of the growth that we generated earlier in our fiscal year.

Following the government-imposed restrictions on restaurants and other foodservice operations and stay-at-home orders, we saw significant changes in french fry consumption and purchasing patterns. As a result, we experienced favorable revenue and earnings impacts within our Retail segment, which has historically contributed approximately 13% of total Lamb Weston sales, but these favorable impacts were more than offset by the unfavorable impacts within our food-away-from-home businesses in our Global and Foodservice segments. Specifically, through the end of fiscal 2020, we observed the following:

●	In the United States, prior to the pandemic-related government-imposed restrictions, approximately 65% of all french fries were purchased at quick service restaurants (“QSRs”), with another approximately 20% purchased at full-service restaurants. The remaining approximately 15% of french fries were purchased at retail locations. Of the french fries purchased at QSRs, approximately two-thirds are purchased by consumers through drive-thru, carry-out or delivery options, with the remaining one-third consumed while dining in at restaurants. The availability of a drive-thru option has enabled QSRs to better weather the impact of government-imposed shelter-in-place restrictions than restaurants without that option. After pandemic-related restrictions were adopted, our weekly shipments to QSRs, in aggregate, fell to approximately 50% of pre-COVID levels in late-March through mid-April, then gradually recovered to approximately 85% of weekly pre-COVID levels by the end of May as consumer demand returned and customers restocked inventories as states began easing restrictions. While many full-service restaurants and other foodservice operations, which together represent approximately 80% of our Foodservice segment’s sales, have taken steps to increase take-out and delivery sales, consumer traffic at these operations, in aggregate, was significantly more affected. Our weekly shipments to these operations fell to approximately 20% of pre-COVID levels in late-March through mid-April, then gradually recovered to approximately 70% of weekly pre-COVID levels by the end of May. In contrast, retail demand for frozen french fries, in aggregate, has significantly increased as food-at-home consumption rose. Our weekly shipments to retail customers increased approximately 50% in late-March through mid-April, and gradually slowed to increasing approximately 30% by the end of May. During our fiscal fourth quarter for fiscal 2020, we increased production of our retail products in order to meet this higher demand. While we have realized improvements in shipments in each of our primary sales channels since year end, we believe these improvements may become less pronounced, cease or reverse as the spread of COVID-19 continues and states reinstate or otherwise postpone on-premises dining.

●	In Europe, which is served by our Lamb-Weston/Meijer joint venture, a high percentage of our sales are to QSRs. Unlike the U.S., most consumption in Europe is dine-in or carry-out as drive-thru options are more limited. As a result, the effect of government-imposed restrictions on french fry demand in Europe was similar to what we observed for full-service restaurants and other foodservice operations in the U.S. Lamb-Weston/Meijer’s weekly shipments in April were approximately 35% of pre-COVID levels, and recovered to approximately 60% by the end of May. This negatively impacted Lamb-Weston/Meijer’s results, and ultimately, our equity method investment earnings, in our fiscal fourth quarter.

●	In China, after the government placed severe social and movement restrictions that significantly reduced restaurant traffic, our monthly shipments declined approximately 50% in February, and recovered to approximately 70% of pre-COVID levels by the end of March. By the end of May, our monthly shipments recovered to approximately 80% of pre-COVID levels.

●	In Australia, Mexico and other key markets in Asia, such as Japan, South Korea, Taiwan, and Singapore, french fry demand trends were mixed, with our shipments largely 70%-80% of pre-COVID levels through late April. Our shipments began to soften at the end of May in certain markets due to inventory destocking.

For the full fiscal year, our earnings declined, largely due to lower sales and higher costs related to the pandemic.

Our fiscal 2020 financial results include the benefit of an additional week (“53rd week”) of sales, earnings and cash flow versus fiscal 2019. Compared with fiscal 2019:

●	Net sales increased 1% to $3,792.4 million
●	Income from operations declined 17% to $556.9 million
●	Net income attributable to Lamb Weston declined 24% to $365.9 million
●	Diluted earnings per share declined 22% to $2.49, while Adjusted Diluted EPS declined 22% to $2.50
●	Income from operations and Adjusted EBITDA including unconsolidated joint ventures included approximately $74 million of net costs related to the pandemic’s impact on our operations, as described below
●	Adjusted EBITDA including unconsolidated joint ventures declined 12% to $799.8 million
●	Net cash provided by operating activities declined 16% to $574.0 million

Comparing performance with fiscal 2019, the increase in net sales was driven by improved price/mix, largely due to pricing actions in our Foodservice and Retail segments. Volume was flat, as declines in our Foodservice segment, which was disproportionately affected by the government-imposed restrictions on restaurants and other foodservice operations, offset growth in our Retail and Global segments. Volume in both our Global and Foodservice segments was also negatively affected by customers destocking inventories as they adjusted to the abrupt change in the operating environment during our fiscal fourth quarter. Income from operations declined, largely due to costs related to the pandemic’s impact on our operations, and higher manufacturing costs due to input cost inflation, inefficiencies, higher depreciation expense and unfavorable mix. The effect of higher SG&A expenses was modest relative to the decline in gross profit.

In fiscal 2020, we and our unconsolidated joint ventures incurred approximately $74 million of costs, net of employee retention credits provided by the CARES Act and other labor incentives, related to the pandemic’s impact on operations as follows:

●	Approximately $25 million of factory utilization-related production costs and inefficiencies, such as labor retention costs; costs to shut down, sanitize, and restart manufacturing facilities after a production employee was infected by the virus; costs arising from modifying production schedules and reducing run-times; and costs to shift certain manufacturing lines from producing foodservice-oriented products to retail-oriented products;
●	Approximately $22 million of non-factory utilization-related costs, primarily consisting of expensing crop year 2019 contracts for raw potatoes that could not be used due to the pandemic’s near-term effect on demand for frozen potato products, as well as incremental warehousing, transportation and supply chain costs due to lower product throughput;
●	Approximately $11 million of incremental selling, general and administrative (“SG&A”) and other expenses, largely comprised of costs to adopt and maintain enhanced employee safety and sanitation protocols, including purchases of safety and health screening equipment, costs to retain certain sales employees, net of CARES Act retention credits and other labor incentives, and expensing certain capitalized costs for manufacturing facility expansion projects that were stopped; and
●	Approximately $16 million of production, raw potato contract, supply chain and SG&A costs (including $4 million of costs, net of labor incentives, that were factory utilization-related and $12 million that were non-factory utilization-related) at our unconsolidated joint ventures.

We expect that we will continue to incur some of these costs until the COVID-19 pandemic no longer has an impact on our operations.

During the fourth quarter, in response to the significant decrease in demand as the COVID-19 virus spread throughout the world, we reduced production at our factories to align with demand, instituted a company-wide hiring freeze, and delayed non-essential expenditures. We took actions to enhance our liquidity, including working capital management; significantly reducing our capital program; raising over $1 billion of liquidity, including borrowing $495.0 million from our previously undrawn revolving credit facility, entering into a new $325.0 million term loan facility, issuing $500.0 million of senior notes, and suspending future share repurchases. In addition, at May 31, 2020, we qualified for and recorded a $9.5 million receivable for employee retention credits under the CARES Act and other labor incentives. The CARES Act also allows us to defer payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021, and the remaining 50% due December 31, 2022. Considering the current environment, with a significant number of employees working remotely, we deferred work on the second phase of our new enterprise resource planning (“ERP”) system. As a result of these actions, our cash and cash equivalents balance at May 31, 2020, was $1,364.0 million. See Liquidity and Capital Resources in this MD&A below for more information.

Outlook

As discussed above, following the government-imposed restrictions on restaurants and other foodservice operations, which largely began during the fourth quarter of fiscal 2020, the demand for frozen potato products decreased in North America, Europe, and most of our key international markets. The outlook for the spread of COVID-19, as well as governments’ efforts to contain the virus, remains unpredictable, as does its potential impact on the global economy, restaurant traffic, customer and consumer demand, our supply chain, and availability of key commodities and other necessary services. Because of uncertainty around government actions and consumer behaviors related to the virus, we expect the impact of the COVID-19 pandemic on consumer demand and our sales volume may be pronounced in fiscal 2021, especially for full-service restaurants and other operations that have traditionally relied on on-premise dining traffic, and other non-commercial foodservice operations, such as hotels, schools and universities, and sporting venues. While governments began easing restrictions on restaurants, and we realized improvements in our shipments in each of our primary sales channels through the first seven weeks of the first quarter of fiscal 2021, we believe these improvements may become less pronounced, cease or reverse as the spread of COVID-19 continues and government authorities reinstate or otherwise postpone on-premises dining restrictions.

We have taken actions, and will continue to evaluate various options, to lower our cost structure and maximize the efficiency of our manufacturing and commercial operations. As we disclosed in our Form 8-K filed with the SEC on May 7, 2020, we reduced contracting of raw potatoes by approximately 20%-25% for the 2020 crop year, compared with our 2019 crop year purchases. We believe that there will likely be adequate non-contracted processing potatoes available for purchase in the event that frozen potato demand exceeds our initial forecast. We will continue to evaluate various options to adjust our operations, including temporarily closing facilities and/or modifying production schedules to rebalance utilization rates across our manufacturing network.

We expect that we will continue to incur costs as a result of the COVID-19 pandemic’s impact on our manufacturing, supply chain, commercial and functional support operations. For example, these may include: costs to adopt and maintain enhanced employee safety and sanitation protocols, such as purchasing personal protection and health screening equipment and services; costs to shut down, sanitize, and restart production facilities after a production employee has been infected by the virus; production inefficiencies and labor retention costs arising from modifying production schedules, reducing run-times, and lower overall factory utilization; incremental warehousing and transportation costs; and costs to retain sales and functional support employees.

In fiscal 2021, we expect the rate of inflation for many of our commodity and manufacturing costs in the near term will be similar to what we experienced in fiscal 2020. While we have implemented a hiring and salary freeze for our U.S. salaried positions in the near term, we expect overall SG&A may be higher as a result of the completion of the first phase of our ERP project, as well as for continued investments in operations and other functional capabilities, which are designed to drive operating efficiencies and support growth over the long term.

Results of Operations

We have four reportable segments: Global, Foodservice, Retail, and Other. For each period presented, we report net sales and product contribution margin by segment. Net sales and product contribution margin are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. We define product contribution margin as net sales less cost of sales and advertising and promotion expenses. Product contribution margin excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance for the period. For additional information on our reportable segments, see Note 14, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Fiscal Year Ended May 31, 2020 Compared to Fiscal Year Ended May 26, 2019

Net Sales and Product Contribution Margin (dollars in millions)

	Year Ended
	May 31,	May 26,	%
	2020	2019	Inc/(Dec)
Segment sales
Global	$1,973.6	$1,961.5	1%
Foodservice	1,069.1	1,156.1	(8%)
Retail	595.5	498.3	20%
Other	154.2	140.6	10%
	$3,792.4	$3,756.5	1%

Segment product contribution margin
Global	$374.5	$446.3	(16%)
Foodservice	356.0	402.4	(12%)
Retail	117.6	98.8	19%
Other	24.1	23.6	2%
	872.2	971.1	(10%)
Advertising and promotion expenses	23.0	32.4	(29%)
Gross profit	$895.2	$1,003.5	(11%)

Net Sales

Lamb Weston’s net sales for fiscal 2020 increased $35.9 million, or 1%, to $3,792.4 million, compared with $3,756.5 million in fiscal 2019. Excluding the benefit of the 53rd week, net sales declined 1%. Price/mix increased 1% due to pricing actions and favorable mix, largely due to pricing actions in our Foodservice and Retail segments. Volume was flat, or down 3% excluding the benefit of the 53rd week, as strong growth through the first three fiscal quarters was offset by the sharp and abrupt decline in demand for frozen potato products outside the home during the fiscal fourth quarter as a result of government-imposed restrictions on restaurants and other foodservice operations to slow the spread of the COVID-19 virus, as well as customers destocking inventories as they adjusted to abrupt change in the business environment.

Global net sales increased $12.1 million, or 1%, to $1,973.6 million, compared with $1,961.5 million in fiscal 2019. Excluding the benefit of the 53rd week, net sales declined 1%. Volume increased 1%, or down 1% excluding the benefit of the 53rd week, driven by growth in sales to strategic customers in the U.S. and key international markets during the first three quarters of the fiscal year. Volume growth was partially offset by the sharp decline in demand for frozen potato products outside the home during the fourth quarter, primarily attributable to government-imposed restrictions on restaurant and other foodservice-related operations. Price/mix was flat as positive pricing actions were offset by unfavorable customer mix.

Foodservice net sales decreased $87.0 million, or 8%, to $1,069.1 million, compared with $1,156.1 million in fiscal 2019. Excluding the benefit of the 53rd week, net sales declined 8%. Price/mix increased 2%, primarily reflecting pricing actions initiated in the fall of 2019. Volume decreased 10%, or 10% excluding the benefit of the 53rd week. Volume growth of distributor private label and Lamb Weston branded products was solid during the first three quarters of the fiscal year, but fell as demand for frozen potato products outside the home, especially at full-service restaurants and non-commercial operations (e.g., hotels, schools and universities, sporting venues) dropped sharply during the fourth quarter following government-imposed restrictions on restaurant and other foodservice operations, as well as customers destocking inventories as they adjusted to the abrupt change in the business environment.

Retail net sales increased $97.2 million, or 20%, to $595.5 million, compared with $498.3 million in fiscal 2019. Excluding the benefit of the 53rd week, net sales increased 16%. Volume increased 13%, or 10% excluding the benefit of the 53rd week, due to increased in-home consumption of frozen potato products following government-imposed stay-at-home orders during the fiscal fourth quarter. Demand was strong across our premium and mainstream branded offerings, as well as for our private label products. Price/mix increased 7%, largely driven by favorable mix from increased sales of branded products, and pricing actions.

Net sales in our Other segment increased $13.6 million, or 10%, to $154.2 million, compared with $140.6 million in fiscal 2019. The increase primarily reflects higher volume in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for fiscal 2020 decreased $98.9 million, or 10%, to $872.2 million, compared with $971.1 million in fiscal 2019. The decline primarily related to lower sales due to the pandemic and approximately $47 million of pandemic-related costs, net of CARES Act retention credits and other labor incentives, resulting from lower factory utilization and production inefficiencies, manufacturing and operational disruptions directly attributable to the pandemic, expensing of excess crop year 2019 raw potato purchase contracts, and other supply chain costs discussed above. The remainder of the decline was driven by higher manufacturing costs due to input cost inflation, inefficiencies, higher depreciation expense primarily associated with our new french fry production line in Hermiston, Oregon, and unfavorable mix.

Global product contribution margin decreased $71.8 million, or 16%, to $374.5 million in fiscal 2020. The decline primarily related to lower sales due to the pandemic and approximately $29 million of pandemic-related costs, net of CARES Act retention credits and other labor incentives.  The remainder of the decline was largely driven by an increase in cost of sales, which rose 6% to $1,592.8 million, reflecting unfavorable mix, inefficiencies and input cost inflation, as well as higher depreciation expense primarily associated with the addition of the new production line in Hermiston, Oregon. Advertising and promotion spending was modestly lower in 2020, as compared to fiscal 2019.

Foodservice product contribution margin decreased $46.4 million, or 12%, to $356.0 million in fiscal 2020. Lower sales due to the pandemic and approximately $8 million of pandemic-related costs, net of CARES Act retention credits and other labor incentives. Cost of sales declined 5% to $705.9 million due to lower sales volumes, partially offset by inefficiencies and input cost inflation, as well as higher depreciation expense primarily associated with the addition of the new production line in Hermiston, Oregon. Advertising and promotion spending was modestly lower in fiscal 2020, as compared with fiscal 2019.

Retail product contribution margin increased $18.8 million, or 19%, to $117.6 million in fiscal 2020 due to higher sales volumes as consumers modified their purchasing habits in response to the imposition of stay-at-home orders, favorable product mix and an $8.3 million decline in advertising and promotional expenses as we stopped all non-essential expenditures in response to the pandemic. The increase was partially offset by approximately $10 million of pandemic-related costs, net of CARES Act retention credits and other labor incentives. Cost of sales was $468.6 million, or 23% higher in fiscal 2020 as compared to fiscal 2019, largely due to higher sales volume and input cost inflation.

Other product contribution margin increased $0.5 million to $24.1 million in fiscal 2020, as compared to $23.6 million in fiscal 2019. These amounts include a $0.2 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in fiscal 2020, and a $3.3 million loss related to the contracts in fiscal 2019. Excluding these adjustments, Other segment product contribution margin decreased $2.6 million, largely due to unfavorable price/mix in our vegetable business.

Selling, General and Administrative Expenses

SG&A expenses were $338.3 million, up $3.2 million, or 1%, in fiscal 2020 compared with fiscal 2019. The increase in SG&A was largely driven by approximately $11 million of net pandemic-related SG&A and other expenses described above, higher expenses related to our information technology services and infrastructure (including approximately $8 million of non-recurring expenses, excluding expenses payable to us by Lamb-Weston/Meijer under the cost sharing agreement, that primarily relates to consulting expenses associated with developing and implementing a new ERP system), and investments in our sales, marketing and operating capabilities. The increase was partially offset by lower incentive compensation accruals, a $9.5 million reduction in advertising and promotional expenses, lower travel and meeting expenses, and suspending contributions to our charitable foundation. For more information related to the agreement with Lamb-Weston/Meijer to share the costs of a single, global ERP platform, and related software and services, see Note 6, Investments in Joint Ventures, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Interest Expense, Net

Interest expense, net was $108.0 million in fiscal 2020, an increase of $0.9 million compared with fiscal 2019. The increase in interest expense, net was the result of higher average total debt versus the prior year. For more information, see Note 9, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Income Taxes

Our effective tax rate was 23.5% for fiscal 2020, compared to 21.5% in fiscal 2019. Fiscal 2019 includes a $2.4 million decrease in income tax expense related to the true-up of the transition tax on previously untaxed foreign earnings under the Tax Act. Excluding this comparability item, our effective tax rate for fiscal 2019 was 21.9%. The difference between our effective tax rates in fiscal 2020 and 2019 is primarily due to permanent differences and discrete items. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

For further information on the Tax Act and its impact, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Equity Method Investment Earnings

We conduct meaningful business through unconsolidated joint ventures and include our share of the earnings based on our economic ownership interest in them. Lamb Weston’s share of earnings from its equity method investments was $29.3 million and $59.5 million for fiscal 2020 and 2019, respectively. Earnings in fiscal 2020 included a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO. Equity method investment earnings also included a $6.3 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in fiscal 2020 and a $2.6 million loss related to these items in fiscal 2019. Excluding the Lamb Weston RDO pension-related comparability item and the mark-to-market adjustments, earnings from equity method investments declined $23.9 million compared to the prior year period. Pandemic-related costs accounted for approximately $16 million of the decline, with the remainder largely driven by lower sales as a result of government-imposed restrictions on restaurant and other foodservice operations.

Impact of New Lease Standard

The adoption of the new lease standard resulted in the recognition of approximately $155 million of operating lease assets and short-term and long-term operating lease obligations recorded on our consolidated balance sheet related to operating leases. The adoption also resulted in a $26.6 million ($20.5 million, net of tax) cumulative-effect adjustment to the opening balance of retained earnings for the elimination of $38.7 million of land and $65.3 million of finance lease obligations related to a sale leaseback. See Note 4, Leases, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Acquisitions

On July 2, 2019 and December 21, 2018, we acquired 100% of the outstanding shares of two different frozen potato processors in Australia for $116.7 million and $88.6 million, respectively, net of cash acquired. These acquisitions added approximately 70 million and 50 million pounds of production capacity, respectively, to our manufacturing network and expanded our geographic reach. Net sales, income from operations, and total assets from either of these acquisitions are not material to our consolidated net sales, income from operations, and total assets. The operating results for the acquisitions are included in our Global segment.

We allocated the purchase price of the July 2019 and December 2018 acquisitions to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions, of which $106.1 million and $75.1 million, after final working capital adjustments, was allocated to goodwill (which is not deductible for tax purposes).

Liquidity and Capital Resources

The recent COVID-19 pandemic has disrupted our business and operating results. As a result of the uncertainties caused by the COVID-19 pandemic, we have taken, and are continuing to take, actions to enhance liquidity including: working capital management and limiting discretionary expenses across the Company; implementing a hiring and salary freeze for our U.S. salaried positions; significantly reducing our capital program; raising over $1 billion of liquidity, including borrowing $495.0 million from our previously undrawn revolving credit facility, entering into a new $325.0 million term loan facility, and issuing $500.0 million of senior notes; and suspending future share repurchases. In addition, at May 31, 2020, we qualified for and recorded a $9.5 million receivable for employee retention credits under the CARES Act and other labor incentives. The CARES Act also allows us to defer payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021, and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $14 million of additional liquidity during fiscal 2021. Considering the current environment, with a significant number of employees working remotely, we have also deferred the second phase of our new ERP system. As a result of our actions, our cash and cash equivalents balance at May 31, 2020, was $1,364.0 million.

We believe our cash on hand, cash flows from operations and our current credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, capital expenditures, dividends on our common stock, and other financing requirements for the foreseeable future. We continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our credit agreement governing our senior secured debt and indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, see Note 9, Debt, of the Notes to Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” in this Form 10-K.”

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities (dollars in millions):

	For the Fiscal Years Ended May
	2020	2019	2018
Net cash flows provided by (used for):
Operating activities	$574.0	$680.9	$481.2
Investing activities	(346.0)	(423.0)	(306.8)
Financing activities	1,125.0	(299.6)	(178.9)
	1,353.0	(41.7)	(4.5)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(1.7)	3.0
Net increase (decrease) in cash and cash equivalents	$1,351.8	$(43.4)	$(1.5)

Operating Activities

Fiscal 2020 Compared with Fiscal 2019

The major components of cash provided by operations are earnings from operations adjusted for non-cash income and expense items and changes in working capital. Cash generated from operating activities decreased $106.9 million to $574.0 million in fiscal 2020, compared with $680.9 million in fiscal 2019. Earnings from continuing operations, adjusted for non-cash income and expenses, decreased $84.2 million, primarily due to lower sales during the pandemic and approximately $74 million of pandemic-related costs, net of CARES Act retention credits and other labor incentives. See Results of Operations in this MD&A for more information. Changes in operating assets and liabilities used $17.3 million more cash in fiscal 2020, compared with fiscal 2019. The increase in cash used for changes in operating assets and liabilities was driven primarily by the timing of payments for accounts payable, and lower expected payments for incentive compensation and trade programs. These cash outflows were partially offset by lower receivables due to fewer sales at the end of fiscal 2020, compared with the end of fiscal 2019, the timing of payments for income taxes, and lower finished goods inventory due to declines in demand during the fiscal fourth quarter as a result of the pandemic-related government-imposed restrictions.

Investing Activities

Fiscal 2020 Compared with Fiscal 2019

Investing activities used $346.0 million of cash in fiscal 2020, compared with $423.0 million in fiscal 2019. Fiscal 2020 includes the acquisition of a frozen potato processor in Australia for $116.7 million. We also acquired a 50% ownership interest in Lamb Weston Alimentos Modernos S.A., a manufacturer of frozen potato products in South America, for $27.3 million. We paid $22.6 million in fiscal year 2020 and will pay the remaining $4.7 million, less any amounts for indemnified losses, in October 2024. In response to the COVID-19 pandemic, we reduced capital expenditures, including information technology, from a planned level of $300.0 million to $208.4 million.

In order to preserve liquidity throughout the COVID-19 pandemic, we deferred substantially all of our previously planned fiscal 2021 strategic capital expenditures. We expect capital investments in fiscal 2021 to be approximately $140 million, excluding acquisitions. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, including the impact of COVID-19, and our regulatory compliance requirements. At May 31, 2020, we had commitments for capital expenditures of $36.5 million.

Investing activities used $423.0 million of cash in fiscal 2019. These expenditures included the plant capacity expansions in Hermiston, Oregon in fiscal 2019. Additionally, in December 2018, we acquired 100% of the outstanding shares of a frozen potato processor in Australia for $88.6 million, net of cash acquired.

Financing Activities

Fiscal 2020 Compared with Fiscal 2019

During fiscal 2020, cash provided by financing activities totaled $1,125.0 million, compared with cash used for financing activities of $299.6 million in fiscal 2019. In light of the current uncertainty in the global economy resulting from the COVID-19 pandemic, in the fourth quarter of fiscal 2020, we raised over $1 billion of liquidity including borrowing $495.0 million on our revolving credit facility, entering into a new $325.0 million term loan facility, and issuing $500.0 million of senior notes due in 2028. In addition, in June 2019, we entered into a new $300.0 million term loan facility due in June 2024 and used the proceeds to repay $300.0 million of the term loan facility that was due in 2021. Repayments in fiscal 2020 also included $36.3 million of quarterly installments due under our debt and financing obligations. In July, we paid the balance on our revolving credit facility and have $495.1 million of available borrowing under the credit facility, net of $4.9 million of outstanding letters of credit.

During fiscal 2020, we returned $144.2 million of capital to our shareholders, including $121.3 million in dividends on our common stock and $22.9 million related to 287,239 shares we repurchased for a weighted-average price of $79.56 per share. Financing activities also included $5.9 million for the repurchase of 80,673 shares of our common stock for restricted stock tax withholdings. Economic conditions, changes in cash flows, tax laws and other laws, and the market price of our common stock can limit or alter the amount and frequency of our stock repurchases. Given the uncertainty of demand with the COVID-19 pandemic, we temporarily suspended share repurchases to provide us with additional liquidity. As of May 31, 2020, $195.3 million remained authorized for repurchase under the program.

During fiscal 2019, financing activities primarily related to the payment of $113.3 million in dividends on our common stock, $78.2 million to acquire the noncontrolling interest in Lamb Weston BSW, and $66.7 million of debt payments, primarily scheduled payments under our term loan facility and the repayment of the Lamb Weston BSW installment notes. Financing activities during 2019 also included the repurchase of 522,260 shares of our common stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $36.4 million, including $31.8 million related to shares repurchased at an average price of $69.40 per share under our share repurchase program.

For more information about our debt, including among other items, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. At May 31, 2020, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of May 31, 2020 that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Investments in Joint Ventures

We conduct some of our business through three unconsolidated joint ventures and account for these investments using equity method accounting. For more information about our investments in joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

A summary of our contractual obligations as of May 31, 2020 are as follows. The expected timing of payments of the obligations in the table are estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

	Payments Due by Period (a)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Short-term borrowings (b)	$498.7	$498.7	$—	$—	$—
Long-term debt, including current portion, excluding financing obligations (c)	3,056.3	45.9	320.3	1,357.1	1,333.0
Interest on long-term debt (d)	685.4	120.9	232.7	201.2	130.6
Purchase obligations (e)	827.6	74.5	117.0	106.1	530.0
Capital commitments (f)	36.5	36.5	—	—	—
Other long-term liabilities reflected on our Consolidated Balance Sheet (g):
Operating leases (h)	201.4	32.7	50.9	39.6	78.2
Financing obligations, including current portion (i)	15.8	3.2	4.9	2.0	5.7
Compensation and benefits (j)	39.0	2.1	10.8	6.1	20.0
Other	19.6	1.1	3.5	9.9	5.1
Total	$5,380.3	$815.6	$740.1	$1,722.0	$2,102.6
(a)	The table assumes amounts included in the “Less than 1 Year” column represent obligations for our fiscal year 2021. The remaining columns correspond to our fiscal years as follows: “1-3 Years” represents fiscal 2022 and 2023, “3-5 Years” represents fiscal 2024 and 2025, and “After 5 Years” represents fiscal 2026 and thereafter.

(b)	The $495.0 million borrowed under our revolving credit facility was fully repaid in July 2020.

(c)	The table is based on our long-term debt maturities at May 31, 2020, and includes the current portion of long-term debt. Amounts are reported gross. Balances have not been reduced by the $28.2 million of unamortized debt issuance costs at May 31, 2020.

(d)	Amounts represent estimated future interest payments as of May 31, 2020, assuming our long-term debt and financing obligations are held to maturity and using interest rates in effect at May 31, 2020.

(e)	Amounts exclude purchase commitments under potato supply agreements due to uncertainty of pricing and quantity. Potato supply agreements have maximum contracted pricing with deductions for certain quality attributes, and quantities purchased are determined by the yields produced on contracted acres. Total purchases under all our potato supply agreements were $646.5 million, $592.3 million, and $595.8 million in fiscal 2020, 2019, and 2018, respectively.

(f)	Capital commitments represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our Consolidated Balance Sheet as of May 31, 2020, as we had not yet received the related goods nor taken title to the property.

(g)	Deferred income taxes of $152.5 million, uncertain tax positions of $30.5 million, and long-term workers compensation of $8.2 million are excluded from this table, because the timing of their future cash outflows are uncertain. This amount also excludes $9.9 million of a deferred gain as the amount is non-cash.

(h)	We enter into operating leases in the normal course of business. We lease some of our warehouses and operating facilities, as well as other property and equipment, under operating leases. This amount includes estimated interest costs of $28.4 million.

(i)	This table is based on our financing obligation maturities at May 31, 2020, and assumes our financing obligations are held to maturity, includes the current portion of financing obligations, and includes $2.5 million of interest payments associated with financing obligations. Amounts are reported gross.

(j)	Amounts consist of our pension, post-retirement benefit obligations, deferred compensation liabilities, and deferred payments for the employer portion of social security taxes under the CARES Act. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, and other factors. Changes in estimates and assumptions related to the measurement of funded status will impact the amounts reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries. See Note 10, Employee Benefit Plans and Other Post-Retirement Benefits, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Our management uses Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS to evaluate the Company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. We include these non-GAAP financial measures because management believes they are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measures, such as net income (loss) or diluted earnings per share, and there are limitations to using non-GAAP financial measures.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	For the Fiscal Years Ended May
	2020 (a)	2019	2018	2017	2016
Net income attributable to Lamb Weston Holdings, Inc.	$365.9	$478.6	$416.8	$326.9	$285.3
Income attributable to noncontrolling interests	—	8.6	16.9	13.3	9.3
Equity method investment earnings	(29.3)	(59.5)	(83.6)	(53.3)	(71.7)
Interest expense, net	108.0	107.1	108.8	61.2	5.9
Income tax expense	112.3	133.6	121.2	170.2	144.5
Income from operations	556.9	668.4	580.1	518.3	373.3
Depreciation and amortization	177.8	157.7	138.7	106.6	95.9
Items impacting comparability (b)
Expenses related to the Separation	—	—	8.7	26.5	5.3
Non-cash gain on assets	—	—	—	(3.1)	—
Expense related to actuarial losses in excess of 10% of related pension liability	—	—	—	—	59.5
Expenses related to SCAE Plan	—	—	—	—	0.1
Adjusted EBITDA (b) (c)	734.7	826.1	727.5	648.3	534.1

Unconsolidated Joint Ventures
Equity method investment earnings	29.3	59.5	83.6	53.3	71.7
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	33.2	29.0	30.3	22.5	18.2
Items impacting comparability
Loss on withdrawal from multiemployer pension plan (d)	2.6	—	—	—	—
Gain related to pension plan settlement (e)	—	—	—	—	(17.7)
Add: Adjusted EBITDA from unconsolidated joint ventures	65.1	88.5	113.9	75.8	72.2

Consolidated Joint Ventures
Income attributable to noncontrolling interests	—	(8.6)	(16.9)	(13.3)	(9.3)
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	—	(1.7)	(4.1)	(3.7)	(3.6)
Subtract: EBITDA from consolidated joint ventures	—	(10.3)	(21.0)	(17.0)	(12.9)

Adjusted EBITDA including unconsolidated joint ventures	$799.8	$904.3	$820.4	$707.1	$593.4
(a)	See Results of Operations in this MD&A for a discussion of the impact of government efforts to control the spread of COVID-19, including restrictions on restaurants and other foodservice operations and stay-at-home orders, on our financial results.

(b)	Fiscal 2018, 2017 and 2016 include $8.7 million, $26.5 million and $5.3 million, respectively, of expenses related to the Separation. In fiscal 2018, the expenses related primarily to professional fees and other employee-related costs. In fiscal 2017 and 2016, the expenses related primarily to professional fees.

Fiscal 2017 includes a $3.1 million non-cash gain on assets.

Fiscal 2016 includes $59.5 million of charges reflecting Lamb Weston’s portion of actuarial losses in excess of 10% of Conagra’s pension liability for Conagra sponsored plans.

Fiscal 2016 includes $0.1 million related to costs incurred in connection with Conagra’s initiative to improve selling, general and administrative effectiveness and efficiencies, which is referred to as the Supply Chain and Administrative Efficiency Plan (“SCAE Plan”).

(c)	Adjusted EBITDA includes EBITDA from consolidated joint ventures.

(d)	Fiscal 2020 includes a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

(e)	Fiscal 2016 includes a $17.7 million non-cash gain related to the settlement of a pension plan at our Lamb-Weston/Meijer joint venture.

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	For the Fiscal Years Ended May
	2020 (a)	2019 (a)	2018 (a)
As reported	$2.49	$3.18	$2.82
Items impacting comparability:
Loss on withdrawal from multiemployer pension plan (b)	0.01	—	—
Increase in redemption value of noncontrolling interests, net of tax benefits (c)	—	0.06	—
Expenses related to the Separation (d)	—	—	0.03
Tax reform (e)	—	(0.02)	(0.19)
Total items impacting comparability	0.01	0.04	(0.16)
Adjusted	$2.50	$3.22	$2.66
(a)	Diluted weighted average common shares were 147.1 million, 147.3 million, and 147.0 million for fiscal 2020, 2019, and 2018, respectively.
(b)	Fiscal 2020 included a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

(c)	Fiscal 2019 included accretion, net of tax benefits, of $9.4 million, or $0.06 per share, which we recorded to increase the redeemable noncontrolling interest to the amount we paid to acquire the remaining 50.01% interest in Lamb Weston BSW. While the accretion, net of tax benefits, reduced net income available to Lamb Weston common stockholders and earnings per share, it did not impact net income in the Consolidated Statements of Earnings. Net income includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. For more information about our investments in joint ventures, see Note 6, Investments in Joint Ventures, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(d)	Fiscal 2018 included $8.7 million of pre-tax expenses ($5.7 million after tax) related to the Separation. The expenses related primarily to professional fees and other employee-related costs.

(e)	In fiscal 2019, we recorded a $2.4 million, or $0.02 per share, benefit from the true-up of the transition tax on previously untaxed foreign earnings under the Tax Act. We completed our analysis of the one-time impacts of the Tax Act in fiscal 2019.

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

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our trade promotions, income taxes, and acquisitions, among others. We base our estimates on historical experiences combined with management’s understanding of current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Sales Incentives and Trade Promotion Allowances

We promote our products with advertising, consumer incentives, and trade promotions. Sales promotions include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. The estimates for sales incentives are based principally on historical sales and redemption rates, influenced by judgments about current market conditions such as competitive activity in specific product categories.

Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, and other activities conducted by our customers to promote our products. The costs of these programs are recognized as a reduction to revenue with a corresponding accrued liability. The estimate of trade promotions is inherently difficult due to information limitations as the products move beyond distributors and through the supply chain to operators. Estimates made by management in accounting for these costs are based primarily on our historical experience with marketing programs, with consideration given to current circumstances and industry trends and include the following: quantity of customer sales, timing of promotional activities, current and past trade-promotion spending patterns, the interpretation of historical spending trends by customer and category, and forecasted costs for activities within the promotional programs.

The determination of sales incentive and trade promotion costs requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs related to the introduction of new products. Final determination of the total cost of promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. Because of the complexity of some of these trade promotions, the ultimate resolution may result in payments that are different from our estimates. As additional information becomes known, we may change our estimates. At May 31, 2020 and May 26, 2019, we had $42.5 million and $48.6 million, respectively, of sales incentives and trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.

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

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Management judgments are required for the following items:

●	Management reviews deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

●	We establish accruals for unrecognized tax benefits when, despite the belief that our tax return positions are fully supported, we believe that an uncertain tax position does not meet the recognition threshold of Accounting Standards Codification (“ASC”) 740, Income Taxes. These contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular matter, we believe that the accruals for unrecognized tax benefits at May 31, 2020, reflect the likely outcome of known tax contingencies as of such date in accordance with accounting for uncertainty in income taxes under ASC 740.

●	We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences. Remittances of non-U.S. earnings are based on

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

While we believe the judgements and estimates discussed above and made by management are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts. Further information on income taxes is provided in Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we periodically enter into derivatives to minimize these risks, but not for trading purposes. The COVID-19 pandemic has resulted in significant volatility and uncertainty in the markets in which we operate. At the time of this filing, we are unable to predict or determine the impacts that the COVID-19 pandemic may have on our exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among other factors. For additional discussion, refer to “Forward-Looking Statements,” “Liquidity and Capital Resources” within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Item 1A. Risk Factors” of this Form 10-K.

Based on our open commodity contract hedge positions as of May 31, 2020, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $9.6 million ($7.4 million net of income tax benefit). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At May 31, 2020, we had $2,166.0 million of fixed-rate and $1,389.0 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $14.1 million annually ($10.8 million net of income tax benefit).

For more information about our market risks, see Note 9, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamb Weston Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamb Weston Holdings, Inc. and subsidiaries (the Company) as of May 31, 2020 and May 26, 2019, the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 31, 2020, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and May 26, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases for the fiscal year ended May 31, 2020 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), effective May 27, 2019.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue for the fiscal year ended May 26, 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective May 28, 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of certain sales incentives and trade promotion allowances

As discussed in Note 1 to the consolidated financial statements, the Company offers sales incentives and trade promotion allowances through various programs. The Company records accruals based on sales incentive agreements and expectations regarding customer participation and performance levels. Customer participation and performance levels are primarily based on historical sales and redemption rates, current customer sales, and industry trends.

We identified the evaluation of certain accruals for sales incentive and trade promotion allowances as a critical audit matter. Subjective and complex auditor judgment is required in evaluating these accruals as a result of the timing difference between when the product is delivered and when the incentive will be claimed by the end consumer, coupled with customer participation expectations. This specifically related to the impact of historical sales, payments, and redemption rates on the Company’s accrual.

The primary procedures that we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s sales incentive and trade promotion allowance process, including the accrual methodology, and evaluation of the use of historic data. To evaluate the Company’s accrual for certain sales incentives and trade promotions allowances we (1) assessed the Company’s ability to accurately estimate its sales incentive accrual by comparing previously established accruals to actual settlements, (2) evaluated conditions in the current operating environment which may affect the use of historical sales, payments, and redemption rates as inputs to the projected accrual, (3) evaluated a sample of customer and end consumer incentive payments, which are the basis for certain portions of the Company’s accrual for sales incentives and trade promotions, based on volumes sold and the terms of the sales incentives to validate the accuracy of the payment made and the lag time between product invoice and incentive redemption, and (4) evaluated certain customer and end consumer incentive accruals based on volumes sold, historic payments, and the terms of the sales incentives to test the basis of the specific customer’s projected accrual.

Incremental audit procedures over IT financial reporting processes

As of May 26, 2019 the Company identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (ITGCs) in the areas of user access over one of the Company’s information technology (IT) systems that support the Company’s financial reporting processes. Automated and manual business process controls that were dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. During a portion of the 53-week period ended May 31, 2020, the ITGCs were ineffective and the information or system generated reports produced by the affected financial reporting systems could not be relied upon without further testing.

We identified the design and evaluation of the sufficiency of the incremental audit procedures over the financial information reliant on the impacted IT systems as a critical audit matter. Significant auditor judgment was required to design incremental audit procedures and assess the sufficiency of the procedures performed and evidence obtained due to ineffective controls and the complexity of the Company’s IT environment.

The primary procedures we performed to address this critical audit matter included the following. We used our judgment to determine the nature and extent of incremental audit procedures to be performed over the information produced by the impacted IT systems. We modified the types of procedures that were performed, which included testing the underlying records of selected transaction data obtained from the impacted IT systems to support the use of the information in the conduct of the audit. In addition, we evaluated the overall sufficiency of audit evidence obtained related to the information produced by the impacted IT systems.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Seattle, Washington

July 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamb Weston Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Lamb Weston Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2020 and May 26, 2019, the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 31, 2020, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements), and our report dated July 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington

July 28, 2020

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(dollars in millions, except per-share amounts)

	For the Fiscal Years Ended May
	2020	2019	2018
Net sales	$3,792.4	$3,756.5	$3,423.7
Cost of sales	2,897.2	2,753.0	2,544.2
Gross profit	895.2	1,003.5	879.5
Selling, general and administrative expenses	338.3	335.1	299.4
Income from operations	556.9	668.4	580.1
Interest expense, net	108.0	107.1	108.8
Income before income taxes and equity method earnings	448.9	561.3	471.3
Income tax expense	112.3	133.6	121.2
Equity method investment earnings	29.3	59.5	83.6
Net income	365.9	487.2	433.7
Less: Income attributable to noncontrolling interests	—	8.6	16.9
Net income attributable to Lamb Weston Holdings, Inc.	$365.9	$478.6	$416.8
Earnings per share
Basic	$2.50	$3.19	$2.83
Diluted	$2.49	$3.18	$2.82

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in millions)

	For the Fiscal Years Ended May
	2020			2019			2018
		Tax			Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$478.2	$(112.3)	$365.9	$620.8	$(133.6)	$487.2	$554.9	$(121.2)	$433.7
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.8	(0.3)	0.5	0.7	(0.1)	0.6	0.3	(0.1)	0.2
Unrealized pension and post-retirement benefit obligations	0.4	(0.1)	0.3	(3.3)	0.8	(2.5)	(6.0)	1.7	(4.3)
Unrealized currency translation gains (losses)	(17.4)	1.4	(16.0)	(19.1)	—	(19.1)	9.1	—	9.1
Comprehensive income (loss)	462.0	(111.3)	350.7	599.1	(132.9)	466.2	558.3	(119.6)	438.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	8.6	—	8.6	16.9	—	16.9
Comprehensive income (loss) attributable to Lamb Weston Holdings, Inc.	$462.0	$(111.3)	$350.7	$590.5	$(132.9)	$457.6	$541.4	$(119.6)	$421.8

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	May 31,	May 26,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,364.0	$12.2
Receivables, less allowance for doubtful accounts of $1.3 and $1.3	342.1	340.1
Inventories	486.7	498.3
Prepaid expenses and other current assets	109.8	110.9
Total current assets	2,302.6	961.5
Property, plant and equipment, net	1,535.0	1,597.8
Operating lease assets	167.0	—
Equity method investments	250.2	224.6
Goodwill	303.8	205.9
Intangible assets, net	38.3	37.6
Other assets	65.4	20.7
Total assets	$4,662.3	$3,048.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$498.7	$8.4
Current portion of long-term debt and financing obligations	48.8	38.0
Accounts payable	244.4	289.2
Accrued liabilities	233.0	217.2
Total current liabilities	1,024.9	552.8
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,992.6	2,280.2
Deferred income taxes	152.5	125.7
Other noncurrent liabilities	252.3	94.0
Total long-term liabilities	3,397.4	2,499.9
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 146,993,751 and 146,654,827 shares issued	147.0	146.7
Additional distributed capital	(862.9)	(890.3)
Retained earnings	1,064.6	803.6
Accumulated other comprehensive loss	(40.5)	(25.3)
Treasury stock, at cost, 954,858 and 585,794 common shares	(68.2)	(39.3)
Total stockholders' equity (deficit)	240.0	(4.6)
Total liabilities and stockholders’ equity	$4,662.3	$3,048.1

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions except share data)

				Additional		Accumulated
	Common Stock,			Paid-in		Other
	net of Treasury	Common	Treasury	(Distributed)	Retained	Comprehensive	Total
	Shares	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at May 28, 2017	146,080,901	$146.1	$(0.2)	$(904.8)	$121.0	$(9.3)	$(647.2)
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(2.7)	—	—	(2.7)
Dividends declared, $0.7575 per share	—	—	—	—	(110.8)	—	(110.8)
Common stock issued	308,822	0.3	—	1.8	—	—	2.1
Stock-settled, stock-based compensation expense	—	—	—	13.5	—	—	13.5
Common stock withheld to cover taxes	(57,391)	—	(2.7)	—	—	—	(2.7)
Other	—	—	—	(8.2)	(0.6)	—	(8.8)
Comprehensive income	—	—	—	—	416.8	5.0	421.8
Balance at May 27, 2018	146,332,332	$146.4	$(2.9)	$(900.4)	$426.4	$(4.3)	$(334.8)
Adoption of ASC 606 revenue from contracts with customers	—	—	—	—	13.7	—	13.7
Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	(10.8)	—	—	(10.8)
Dividends declared, $0.7825 per share	—	—	—	—	(114.6)	—	(114.6)
Common stock issued	258,961	0.3	—	1.7	—	—	2.0
Stock-settled, stock-based compensation expense	—	—	—	18.8	—	—	18.8
Repurchase of common stock and common stock withheld to cover taxes	(522,260)	—	(36.4)	—	—	—	(36.4)
Other	—	—	—	0.4	(0.5)	—	(0.1)
Comprehensive income (loss)	—	—	—	—	478.6	(21.0)	457.6
Balance at May 26, 2019	146,069,033	$146.7	$(39.3)	$(890.3)	$803.6	$(25.3)	$(4.6)
Adoption of ASC 842 leases	—	—	—	—	20.5	—	20.5
Dividends declared, $0.8600 per share	—	—	—	—	(125.6)	—	(125.6)
Common stock issued	338,924	0.3	—	4.0	—	—	4.3
Stock-settled, stock-based compensation expense	—	—	—	22.8	—	—	22.8
Repurchase of common stock and common stock withheld to cover taxes	(369,064)	—	(28.9)	—	—	—	(28.9)
Other	—	—	—	0.6	0.2	—	0.8
Comprehensive income (loss)	—	—	—	—	365.9	(15.2)	350.7
Balance at May 31, 2020	146,038,893	$147.0	$(68.2)	$(862.9)	$1,064.6	$(40.5)	$240.0

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	For the Fiscal Years Ended May
	2020	2019	2018
Cash flows from operating activities
Net income	$365.9	$487.2	$433.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	184.0	162.4	143.3
Stock-settled, stock-based compensation expense	22.8	18.8	13.5
Earnings of joint ventures in excess of distributions	(0.4)	(13.8)	(35.1)
Deferred income taxes	20.0	37.5	(3.6)
Other	15.6	13.2	(8.0)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	1.1	(25.1)	(40.4)
Inventories	15.3	(15.8)	(23.6)
Income taxes payable/receivable, net	2.7	(16.4)	13.7
Prepaid expenses and other current assets	(2.0)	(1.9)	(15.5)
Accounts payable	(34.9)	32.9	(8.3)
Accrued liabilities	(16.1)	1.9	11.5
Net cash provided by operating activities	$574.0	$680.9	$481.2
Cash flows from investing activities
Acquisition of business, net of cash acquired	(116.7)	(88.6)	—
Additions to property, plant and equipment	(167.7)	(334.2)	(306.8)
Additions to other long-term assets	(40.7)	(2.7)	—
Investment in equity method joint venture	(22.6)	—	—
Other	1.7	2.5	—
Net cash used for investing activities	$(346.0)	$(423.0)	$(306.8)
Cash flows from financing activities
Proceeds from issuance of debt	1,122.9	—	—
Proceeds (payments) from short-term borrowings, net	490.5	(1.0)	(14.4)
Repayments of debt and financing obligations	(336.3)	(66.7)	(39.2)
Dividends paid	(121.3)	(113.3)	(110.2)
Repurchase of common stock and common stock withheld to cover taxes	(28.9)	(36.4)	(2.7)
Acquisition of noncontrolling interest	—	(78.2)	—
Cash distributions paid to noncontrolling interest	—	(6.1)	(14.6)
Other	(1.9)	2.1	2.2
Net cash provided by (used for) financing activities	$1,125.0	$(299.6)	$(178.9)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(1.7)	3.0
Net increase (decrease) in cash and cash equivalents	1,351.8	(43.4)	(1.5)
Cash and cash equivalents, beginning of the period	12.2	55.6	57.1
Cash and cash equivalents, end of period	$1,364.0	$12.2	$55.6

See Notes to Consolidated Financial Statements.

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

Basis of Presentation

These Consolidated Financial Statements present the financial results of Lamb Weston for the fiscal years ended May 31, 2020, May 26, 2019, and May 27, 2018 (“fiscal 2020, 2019, and 2018”), and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The fiscal year of Lamb Weston ends the last Sunday in May. The fiscal years for the Consolidated Financial Statements presented consist of a 53-week period for fiscal 2020 and 52-week periods for fiscal 2019 and 2018.

The financial statements include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such financial statements. The preparation of financial statements involves the use of estimates and accruals. Actual results may vary from those estimates.

Our consolidated financial statements include the accounts of Lamb Weston and all of its majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we are the primary beneficiary are included in our consolidated financial statements from the date such determination was made. Intercompany investments, accounts, and transactions have been eliminated.

The equity method of accounting is applied for investments when the Company has significant influence over the investee’s operations, or when the investee is structured with separate capital accounts and our investment is considered more than minor. Our equity method investments are described in Note 6, Investments in Joint Ventures.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including but not limited to those related to provisions for income taxes, estimates of sales incentives and trade promotion allowances, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the consolidated financial statements in future periods.

Revenue from Contracts with Customers

Effective May 28, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and its related amendments, collectively known as Accounting Standards Codification (“ASC”) 606, using the modified retrospective method. Fiscal years 2020 and 2019 are accounted for in accordance with this guidance. Fiscal 2018 was accounted for in accordance with ASC 605, Revenue Recognition.

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

We have elected to present all sales taxes on a net basis, account for shipping and handling activities as fulfillment activities, recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period of the asset we would recognize is one year or less, and not record interest income or interest expense when the difference in timing of control or transfer and customer payment is one year or less.

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

Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, and other activities conducted by our customers to promote our products. The costs of these programs are recognized as a reduction to revenue with a corresponding accrued liability. The estimate of trade promotions is inherently difficult due to information limitations as the products move beyond distributors and through the supply chain to operators. Estimates made by management in accounting for these costs are based primarily on our historical experience with marketing programs, with consideration given to current circumstances and industry trends and include the following: quantity of customer sales, timing of promotional activities, current and past trade-promotion spending patterns, the interpretation of historical spending trends by customer and category, and forecasted costs for activities within the promotional programs.

The determination of sales incentive and trade promotion costs requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs related to the introduction of new products. Final determination of the total cost of promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. Because of the complexity of some of these trade promotions, the ultimate resolution may result in payments that are materially different from our estimates. As additional information becomes known, we may change our estimates. At May 31, 2020 and May 26, 2019, we had $42.5 million and $48.6 million, respectively, of sales incentives and trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.

Advertising and Promotion

Advertising and promotion expenses totaled $23.0 million, $32.4 million, and $31.6 million in fiscal 2020, 2019, and 2018, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

Research and Development

Research and development costs are expensed as incurred and totaled $15.4 million in both 2020 and 2019, and $13.5 million in fiscal 2018, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

Stock-Based Compensation

Compensation expense resulting from all stock-based compensation transactions are measured and recorded in the consolidated financial statements based on the grant date fair value of the equity or liability instruments issued. Compensation expense is recognized over the period the employee provides service in exchange for the award. See Note 11, Stock-Based Compensation, for additional information.

Cash and Cash Equivalents

Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits, are classified as cash and cash equivalents and stated at cost, which approximates market value. Book overdraft balances, if any, are classified in “Accounts payable” in our Consolidated Balance Sheets and are reported as a component of operating cash flows for accounts payable in our Consolidated Statements of Cash Flows as they do not represent bank overdrafts. Cash and cash equivalents totaled $1,364.0 million and $12.2 million at May 31, 2020 and May 26, 2019, respectively. In light of the current uncertainty in the global economy resulting from the COVID-19 pandemic, in the fourth quarter of fiscal 2020, we raised over $1 billion of liquidity, which we invested in money market funds that are backed by government Treasury securities and can be redeemed without notice. See Note 9, Debt and Financing Obligations, for more information.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect based on our past experience, as well as reliance on the Perishable Agricultural Commodities Act, which was enacted to help promote fair trade in the fruit and vegetable industry by establishing a code of fair business practices. The collectability of our accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to the Company to reduce the net recorded receivable to the amount that we reasonably believe will be collected. For all other customers, reserves for bad debts are recognized based on historical collection experience. If collection experience deteriorates, the estimate of the recoverability of amounts due could be reduced. We periodically review our allowance for doubtful accounts and adjustments to the valuation allowance are recorded as income or expense. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At both May 31, 2020 and May 26, 2019, the allowance for doubtful accounts was $1.3 million.

Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	May 31,	May 26,
	2020	2019
Raw materials and packaging	$106.2	$93.1
Finished goods	339.2	371.4
Supplies and other	41.3	33.8
Inventories	$486.7	$498.3

Leased Assets

Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. Effective May 27, 2019, operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term. Our leases may include options to extend or terminate these leases. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in lease assets and liabilities. Variable payments for leases of land and buildings primarily relate to common area maintenance, insurance, taxes, and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of our leases, we use an incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. This is updated quarterly for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, we applied the practical expedient to account for the lease and non-lease components as a single lease component for all of our leases. See Note 4, Leases, for more information.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. The amount of interest capitalized from construction in progress was $2.6 million, $7.6 million, and $4.2 million in fiscal 2020, 2019, and 2018, respectively. Repairs and maintenance costs are expensed as incurred. The components of property, plant and equipment were as follows (dollars in millions):

	May 31,	May 26,
	2020	2019
Land and land improvements	$107.2	$142.2
Buildings, machinery, and equipment	2,670.1	2,542.3
Furniture, fixtures, office equipment, and other	107.1	105.2
Construction in progress	58.3	84.8
Property, plant and equipment, at cost	2,942.7	2,874.5
Less accumulated depreciation	(1,407.7)	(1,276.7)
Property, plant and equipment, net	$1,535.0	$1,597.8

Depreciation is computed on the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1-40 years
Buildings	10-40 years
Machinery and equipment	5-20 years
Furniture, fixtures, office equipment, and other	3-15 years

We recorded $175.3 million, $155.5 million, and $136.3 million of depreciation expense in fiscal 2020, 2019, and 2018, respectively. At May 31, 2020 and May 26, 2019, purchases of property, plant and equipment included in accounts payable were $9.9 million and $27.1 million, respectively.

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

Goodwill and Other Identifiable Intangible Assets

We perform an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash and debt.

Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value.

Our quantitative impairment test considers both an income approach and a market approach to estimate a reporting unit’s fair value. Significant estimates include market segment growth rates, our assumed market segment share, estimated costs, and discount rates based on a reporting unit's weighted average cost of capital. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data.

In the current year, we performed a quantitative goodwill impairment test and determined that the fair values for the total company and each of our Global, Foodservice, Retail, and Other reporting units were substantially in excess of the carrying value, and therefore, no goodwill impairment existed.

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

See Note 7, Goodwill and Other Identifiable Intangible Assets, for additional information.

Fair Values of Financial Instruments

When determining fair value, we consider the principal or most advantageous market in which we would transact, as well as assumptions that market participants would use when pricing the asset or liability. Unless otherwise specified, we believe the carrying value of financial instruments approximates their fair value.

The three levels of inputs that may be used to measure fair value are:

Level 1—Quoted market prices in active markets for identical assets or liabilities. We evaluate security-specific market data when determining whether a market is active.

Level 2—Observable market-based inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. All significant inputs used in our valuations, such as discounted cash flows, are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs for the asset or liability reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

See Note 12, Fair Value Measurements, for additional information.

Foreign Currency

Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. dollars using daily exchange rates. Gains and losses resulting from the translation of Consolidated Balance Sheets are recorded as a component of accumulated other comprehensive income (loss).

Foreign currency transactions resulted in losses of $0.1 million and $3.3 million in fiscal 2020 and 2019, and a gain of $4.7 million in fiscal 2018. These amounts were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

Derivative Financial Instruments

We use derivatives and other financial instruments to hedge a portion of our commodity risks. We do not hold or issue derivatives and other financial instruments for trading purposes. Derivative instruments are reported in our Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale exception (“NPNS”) under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized. We do not designate commodity derivatives to achieve hedge accounting treatment. Derivative financial instruments did not have a material impact on our Consolidated Statements of Earnings in any of the periods presented.

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

See Note 3, Income Taxes, for more information.

New and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASC 842”). We adopted the provisions of the guidance effective May 27, 2019 (the beginning of our fiscal year), using the modified retrospective transition method and prior periods were not recast. The adoption of the standard resulted in a $26.6 million ($20.5 million, net of tax) cumulative-effect adjustment to the opening balance of retained earnings for the elimination of $38.7 million of land and $65.3 million of finance lease obligations related to a sale leaseback. The adoption also resulted in the recognition of approximately $155 million of operating lease assets and short-term and long-term operating lease obligations recorded on our consolidated balance sheet related to operating leases. We elected to adopt certain of the optional practical expedients including electing to not reassess lease classification, initial direct costs of existing leases, or whether existing contracts contain a lease. In addition, we elected to account for each contract’s lease and non-lease components as a single lease component. The standard did not have a material impact on our results of operations or cash flows.

See Note 4, Leases, for more information.

Accounting Pronouncements Not Yet Adopted

Receivables – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends the impairment or incurred model by requiring the use of forward-looking information to assess the allowance for doubtful accounts. This guidance is effective in fiscal 2021 (beginning June 1, 2020), including interim periods, with early adoption permitted. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. This update provides targeted transition relief allowing for an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost using the fair value option. This guidance is effective concurrent with the adoption of ASU 2016-13. The adoption of this standard did not have a significant impact on our consolidated financial statements or notes to consolidated financial statements.

Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. This guidance is effective for our fiscal 2022 (beginning May 31, 2021) with early adoption permitted. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements or notes to consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Interbank Offered Rate (“LIBOR”). This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately; however, it is only available through December 31, 2022. We are currently evaluating the potential impact of this standard on our financial statements.

There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions, except per share amounts):

	For the Fiscal Years Ended May
	2020	2019	2018
Numerator:
Net income attributable to Lamb Weston Holdings, Inc.	$365.9	$478.6	$416.8
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated, net of tax benefits (a)	—	10.8	2.7
Net income available to Lamb Weston common stockholders	$365.9	$467.8	$414.1

Denominator:
Basic weighted average common shares outstanding	146.2	146.5	146.3
Add: Dilutive effect of employee incentive plans (b)	0.9	0.8	0.7
Diluted weighted average common shares outstanding	147.1	147.3	147.0

Earnings per share (a)
Basic	$2.50	$3.19	$2.83
Diluted	$2.49	$3.18	$2.82
(a)	In November 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”). Our Consolidated Statements of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. During fiscal 2019, net income available to common stockholders and earnings per share included accretion expense, net of estimated tax benefits, of $9.4 million, or $0.06 per share, to increase the redeemable noncontrolling interest to the amount we agreed to pay to acquire the remaining interest in Lamb Weston BSW. While the accretion, net of estimated tax benefits, reduced net income available to Lamb Weston common stockholders and earnings per share, it did not impact net income in the Consolidated Statements of Earnings.

(b)	Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of May 31, 2020 and May 26, 2019, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of May 27, 2018, we did not have any stock-based awards that were antidilutive.

3.    INCOME TAXES

Pre-tax income, inclusive of equity method investment earnings, consisted of the following (dollars in millions):

	For the Fiscal Years Ended May
	2020	2019	2018
United States	$462.0	$574.5	$478.2
Foreign	16.2	46.3	76.7
Total pre-tax income	$478.2	$620.8	$554.9

The provision for income taxes included the following (dollars in millions):

	For the Fiscal Years Ended May
	2020	2019	2018
Current
U.S. federal	$75.7	$66.8	$94.3
State and local	13.2	17.7	14.7
Foreign	3.4	11.6	15.8
Total current provision for taxes	92.3	96.1	124.8

Deferred
U.S. federal	18.6	42.2	(4.4)
State and local	4.4	(0.1)	0.1
Foreign	(3.0)	(4.6)	0.7
Total deferred provision for taxes	$20.0	$37.5	$(3.6)
Total provision for taxes	$112.3	$133.6	$121.2

Income taxes computed by applying the U.S. statutory tax rates to income from operations, including equity method earnings, and before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Earnings as follows (dollars in millions):

	For the Fiscal Years Ended May
	2020	2019	2018
Provision computed at U.S. statutory rate (a)	$100.4	$130.4	$162.6
Increase (reduction) in rate resulting from:
State and local taxes, net of federal benefit	15.3	14.8	12.6
Tax credits and domestic manufacturers deduction	(0.6)	(0.6)	(8.1)
Effect of taxes on foreign operations	(4.4)	(4.7)	(7.0)
Deferred impact of rate change (b)	—	—	(45.4)
Transition tax liability (b)	—	(2.4)	11.5
Other	1.6	(3.9)	(5.0)
Total provision for taxes	$112.3	$133.6	$121.2
Effective income tax rate (c)	23.5%	21.5%	21.8%
(a)	The U.S. statutory tax rate was 21% for fiscal years 2020 and 2019. The impact of the lower U.S. statutory income tax rate from the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was phased in during fiscal 2018, resulting in a U.S. statutory tax rate of 29.3%.

(b)	In connection with the impact of the Tax Act in fiscal 2018, we recorded a $45.4 million net tax benefit from the impact of remeasuring our net U.S. deferred tax liabilities during fiscal 2018, including $5.5 million of deferred tax benefits originating during the year, with the new lower statutory tax rate. We also recorded an $11.5 million transition tax on our previously untaxed foreign earnings that is primarily payable over eight years. In fiscal 2019, we completed our analysis of the one-time impacts of the Tax Act and reduced the transition tax by $2.4 million.

(c)	The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings.

Income Taxes Paid

Income taxes paid, net of refunds, were $82.5 million, $103.0 million, and $106.9 million in fiscal 2020, 2019, and 2018, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred income tax assets and liabilities were as follows (dollars in millions):

	May 31, 2020		May 26, 2019
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$188.8	$—	$178.1
Goodwill and other intangible assets	54.9	—	64.1	—
Compensation and benefit related liabilities	19.7	—	17.8	—
Net operating loss and credit carryforwards (a)	5.2	—	15.3	—
Accrued expenses and other liabilities	15.2	—	14.2	—
Inventory and inventory reserves	4.5	—	11.5	—
Lease liabilities	36.9	—	—	—
Lease assets	—	35.4	—	—
Debt issuance costs	—	3.4	—	4.1
Investment in joint ventures	—	3.6	—	3.5
Other	7.7	8.6	12.1	8.6
	144.1	239.8	135.0	194.3
Less: Valuation allowance (b)	(54.5)	—	(64.6)	—
Net deferred taxes (c)	$89.6	$239.8	$70.4	$194.3
(a)	At May 31, 2020, Lamb Weston had approximately $20.3 million of gross ($4.6 million after-tax) foreign net operating loss carryforwards, of which the majority expire during fiscal 2021.

(b)	The valuation allowance is predominantly related to non-amortizable intangibles and the portion of the net operating loss carryforwards that we are not more likely than not to realize. The net impact on income tax expense related to changes in the valuation allowance, including net operating loss carryforwards, was zero in fiscal 2020, $1.1 million of benefit in fiscal 2019, and zero in fiscal 2018.

(c)	Deferred tax assets of $2.3 million and $1.8 million as of May 31, 2020 and May 26, 2019, respectively, were presented in “Other assets.” Deferred tax liabilities of $152.5 million and $125.7 million as of May 31, 2020 and May 26, 2019, respectively, were presented in “Deferred income taxes” as a long-term liability on the Consolidated Balance Sheets. The deferred tax asset and liability net position is determined by tax jurisdiction.

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

Uncertain Tax Positions

The aggregate changes in the gross amount of unrecognized tax benefits, excluding interest and penalties consisted of the following (dollars in millions):

	For the Fiscal Years Ended May
	2020	2019	2018
Beginning balance	$21.7	$13.2	$6.9
Decreases from positions established during prior fiscal years	—	(0.8)	—
Increases from positions established during current and prior fiscal years	10.3	10.4	7.9
Expiration of statute of limitations	(0.7)	(1.1)	(1.6)
Ending balance (a)	$31.3	$21.7	$13.2
(a)	If we were to prevail on the unrecognized tax benefits recorded as of May 31, 2020 and May 26, 2019, it would result in a tax benefit of $26.7 million and $18.8 million, respectively, and a reduction in the effective tax rate. The ending balances exclude $5.5 million and $3.9 million of gross interest and penalties in fiscal 2020 and 2019, respectively. We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

Lamb Weston conducts business and files tax returns in numerous countries, states, and local jurisdictions. We do not have any significant open tax audits. As part of the tax matters agreement, Conagra has responsibility for tax audits associated with pre-Separation periods, including any associated adjustments for consolidated federal and state filings. Major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits. The estimated impact on income tax expense and net income is not expected to be significant.

4.    LEASES

We lease various real estate, including certain operating facilities, warehouses, office space, and land. We also lease material handling equipment, vehicles, and certain other equipment. Our leases have remaining lease terms of one to 20 years.

The components of total lease costs, net, consisted of the following (dollars in millions):

	Year Ended May 31, 2020 (a)
	Operating	Finance
	Leases	Leases	Total
Operating lease costs	$29.7	$—	$29.7
Short-term and variable lease costs	5.8	—	5.8
Sublease income	(2.7)	—	(2.7)
Amortization of lease assets	—	3.2	3.2
Interest on lease liabilities	—	0.6	0.6
Total lease costs, net	$32.8	$3.8	$36.6
(a)	Supply-chain-related lease costs are included in “Cost of sales” and the remainder is recorded in “Selling, general, and administrative expenses.” Interest on lease liabilities for finance leases is included in “Interest expense, net,” in our Consolidated Statements of Earnings.

Operating and finance leases, with initial terms greater than one year, were as follows (dollars in millions):

	As of May 31, 2020
	Operating	Finance
	Leases	Leases	Total
Assets:
Operating lease assets	$167.0	$—	$167.0
Property, plant and equipment, net (a)	—	11.3	11.3
Total leased assets	$167.0	$11.3	$178.3

Liabilities:
Lease liabilities due within one year:
Accrued liabilities	$28.4	$—	$28.4
Current portion of long-term debt and financing obligations	—	2.8	2.8
Long-term lease liabilities:
Other noncurrent liabilities	144.6	—	144.6
Long-term debt and financing obligations, excluding current portion	—	10.5	10.5
Total lease liabilities	$173.0	$13.3	$186.3

(a)	Finance leases are net of accumulated amortization of $12.2 million.

The maturities of our lease liabilities for operating and finance leases at May 31, 2020 for the next five fiscal years and thereafter are as follows (dollars in millions):

	Operating	Finance
	Leases	Leases	Total
2021	$32.7	$3.2	$35.9
2022	29.1	2.9	32.0
2023	21.8	2.0	23.8
2024	20.8	1.2	22.0
2025	18.8	0.8	19.6
Thereafter	78.2	5.7	83.9
Total lease payments	201.4	15.8	217.2
Less: Interest	(28.4)	(2.5)	(30.9)
Present value of lease liabilities	$173.0	$13.3	$186.3

Weighted-average remaining lease term (years)	8.3	9.3
Weighted-average discount rate	3.6%	3.3%

At May 26, 2019, minimum lease payments under non-cancellable leases with lease terms in excess of one year, and accounted for under the previous lease accounting standard, were as follows (dollars in millions):

	Operating	Capital
	Leases	Leases (a)	Total
2020	$18.6	$7.5	$26.1
2021	16.5	7.2	23.7
2022	15.7	7.2	22.9
2023	10.5	6.4	16.9
2024	8.6	5.9	14.5
Thereafter	26.6	73.5	100.1
Total lease payments	$96.5	$107.7	$204.2
Discount to present value		(28.8)	(28.8)
Total lease liability		$78.9	$175.4
Current portion of financing obligations		(4.3)	(4.3)
Long-term financing obligations, excluding current portion		$74.6	$171.1
(a)	Includes unamortized portion of a deferred gain related to a sale leaseback that was eliminated from the Consolidated Balance Sheet as part of the cumulative-effect adjustment at adoption of ASC 842. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

Rent expense, prior to the adoption of ASC 842, was $24.3 million and $26.0 million in fiscal 2019 and 2018, respectively.

Supplemental cash flow information related to leases was as follows (dollars in millions):

	Year Ended May 31, 2020
	Operating	Finance
	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities:
Cash used for operating activities	$26.8	$—	$26.8
Cash used for financing activities	—	2.6	2.6
Noncash investing and financing activities:
Assets obtained in exchange for new operating lease obligations	41.4	—	41.4
Assets obtained in exchange for new finance lease obligations	—	2.2	2.2

5.    ACQUISITIONS

On July 2, 2019 and December 21, 2018, we acquired 100% of the outstanding shares of two different frozen potato processors in Australia for $116.7 million and $88.6 million, respectively, net of cash acquired. These acquisitions added approximately 70 million and 50 million pounds of production capacity, respectively, to our manufacturing network and expanded our geographic reach. Net sales, income from operations, and total assets from either of these acquisitions are not material to our consolidated net sales, income from operations, and total assets. The operating results for the acquisitions are included in our Global segment.

We allocated the purchase price of the July 2019 and December 2018 acquisitions to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, of which $106.1 million and $75.1 million, respectively, after final working capital adjustments, was allocated to goodwill (which is not deductible for tax purposes) and $3.7 million and $4.4 million, respectively, was allocated to intangible assets (both to be amortized on a straight-line basis over a weighted average life of 10 years). In both acquisitions, the intangible assets primarily related to brand names. The purchase price allocations are complete.

6.    INVESTMENTS IN JOINT VENTURES

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V. Headquartered in the Netherlands, this joint venture manufactures and sells frozen potato products principally in Europe. We receive a royalty from Lamb-Weston/Meijer based on a per ton rate of the sales volumes of the venture. The fees received were $1.6 million, $1.8 million, and $1.7 million in fiscal 2020, 2019, and 2018, respectively. These fees are recorded as a reduction to “Selling, general and administrative expenses” in our Consolidated Statements of Earnings. Our ownership interest in this venture is included in “Equity method investments” on our Consolidated Balance Sheets. The balance of our investment was $207.4 million and $205.8 million at May 31, 2020 and May 26, 2019, respectively. We account for this investment using equity method accounting.

During fiscal 2020, we entered into an agreement with Lamb-Weston/Meijer, effective as of December 31, 2018, to share the costs of a single, global enterprise resource planning (“ERP”) platform and related software and services. Under the terms of the agreement, Lamb-Weston/Meijer will pay us for the majority of their portion of the ERP costs in five equal annual payments, plus interest, beginning in the period the system is deployed at Lamb-Weston/Meijer. As of May 31, 2020, Lamb-Weston/Meijer’s portion of the ERP costs totaled $13.0 million, of which $3.0 million related to items expensed in “Selling, general, and administrative expenses” and the remainder was capitalized. We received $1.0 million from Lamb-Weston/Meijer and we have $12.0 million of receivables recorded on our Consolidated Balance Sheet at May 31, 2020. Of the $12.0 million receivable, $1.8 million and $10.2 million were recorded in “Account receivable, net” and “Other assets,” respectively. We expect the total receivable from Lamb-Weston/Meijer to increase as development and implementation of the ERP progresses.

We also hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a joint venture with RDO Frozen Co. This joint venture operates a potato processing plant in Minnesota. We provide all sales and marketing services to Lamb Weston RDO, and we receive a fee for these services based on a percentage of the net sales of the venture. The fees received were $14.1 million, $14.8 million, and $14.4 million in fiscal 2020, 2019, and 2018, respectively. These fees are recorded as a reduction to “Selling, general and administrative expenses” in our Consolidated Statements of Earnings. Our ownership interest in this venture is included in “Equity method investments” on our Consolidated Balance Sheets. The balance of our investment was $15.4 million and $17.8 million at May 31, 2020 and May 26, 2019, respectively. We account for this investment using equity method accounting.

On October 15, 2019, we acquired a 50% ownership interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Sociedad Commercial del Plata, for $27.3 million. Headquartered in Argentina, this joint venture manufactures and sells frozen potato products principally in South America. During the fiscal year ended May 31, 2020, we paid $22.6 million and will pay the remaining $4.7 million, less any amounts for indemnified losses, in October 2024. We account for the investment using equity method accounting. Included in the initial carrying value of $27.3 million, which represents the fair value on the transaction date, was a basis difference of $4.8 million due to the difference between the cost of the investment and our proportionate share of LWAMSA’s net assets. This basis difference is comprised of equity method goodwill and will not be amortized.

The carrying value of our equity method investments, which includes Lamb-Weston/Meijer, Lamb Weston RDO, and LWAMSA at May 31, 2020 and May 26, 2019, was $250.2 million and $224.6 million, respectively, and are included in “Equity method investments” on our Consolidated Balance Sheets. In fiscal 2020, 2019, and 2018, we had sales to our equity method investments of $27.8 million, $29.9 million, and $29.3 million and payments to our equity method investments of $8.6 million, $10.9 million, and $10.7 million, respectively. Total dividends from our equity method investments were $29.0 million, $45.7 million, and $48.7 million for fiscal 2020, 2019, and 2018, respectively. As of May 31, 2020 and May 26, 2019, we had receivables included in “Accounts receivable” on our Consolidated Balance Sheet from our joint ventures of $7.1 million and $12.7 million, respectively.

Summarized combined financial information for our equity method investments based on 100%of their operations is as follows (dollars in millions):

	For the Fiscal Years Ended May
	2020	2019	2018
Net sales	$1,137.7	$1,172.6	$1,142.7
Gross margin	145.8	212.2	249.5
Earnings before income taxes	58.7	119.0	167.2

	May 31,	May 26,
	2020	2019
Current assets	$413.8	$406.2
Noncurrent assets	455.1	381.9
Current liabilities	298.8	282.9
Noncurrent liabilities	79.8	55.9

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

Lamb Weston and Lamb Weston BSW purchase potatoes and utilize storage facilities and water treatment services from a shareholder of Ochoa, our former partner of the Lamb Weston BSW joint venture. While we continue to purchase such goods and services, subsequent to November 2, 2018, the shareholder of Ochoa is no longer considered a related party. The aggregate amounts of potato purchases were $24.6 million in fiscal 2019 (through November 2, 2018) and $58.7 million in fiscal 2018. The aggregate amounts of costs for storage facilities and water treatment services were $2.5 million in fiscal 2019 (through November 2, 2018) and $5.1 million in fiscal 2018.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances as allocated to each segment for fiscal years 2020 and 2019 (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 27, 2018	$76.9	$42.8	$10.9	$4.5	$135.1
Acquisition (a)	75.1	—	—	—	75.1
Foreign currency translation adjustment	(4.3)	—	—	—	(4.3)
Balance at May 26, 2019	$147.7	$42.8	$10.9	$4.5	$205.9
Acquisition (b)	106.1	—	—	—	106.1
Foreign currency translation adjustment	(8.2)	—	—	—	(8.2)
Balance at May 31, 2020	$245.6	$42.8	$10.9	$4.5	$303.8
(a)	In December 2018, we acquired a frozen potato processor in Australia and recorded $75.1 million of goodwill in our Global segment. See Note 5, Acquisitions, for more information.

(b)	In July 2019, we acquired another frozen potato processor in Australia and recorded $106.1 million of goodwill in our Global segment. See Note 5, Acquisitions, for more information.

Identifiable intangible assets were as follows (dollars in millions):

	May 31, 2020				May 26, 2019
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	11	42.4	22.1	20.3	14	39.1	19.5	19.6
		$60.4	$22.1	$38.3		$57.1	$19.5	$37.6
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Amortization expense was $2.5 million, $2.2 million, and $2.4 million in fiscal 2020, 2019, and 2018, respectively.

Foreign intangible assets are affected by foreign currency translation. Based on current intangibles subject to amortization, we expect intangible asset amortization expense will be approximately $2.6 million in fiscal 2021 and 2022 and $2.5 million, $2.0 million, and $1.7 million in fiscal 2023, 2024, and 2025, respectively, and approximately $9.0 million thereafter.

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

As a result of the COVID-19 pandemic’s impact on our operations, we performed a quantitative analysis to test our goodwill for impairment during the fourth quarter of 2020. Based on the results of the quantitative impairment test, we determined that the fair values for total company and each of our Global, Foodservice, Retail, and Other reporting units exceeded the carrying value and therefore, no goodwill impairment existed. Additionally, we completed our tests of our non-amortizing intangibles in the fourth quarter and there was no indication of intangible asset impairment.

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	May 31,	May 26,
	2020	2019
Compensation and benefits	$74.5	$92.4
Accrued trade promotions	42.5	48.6
Dividends payable to shareholders	33.6	29.2
Current portion of operating lease liabilities (a)	28.4	—
Franchise, property, and sales and use taxes	9.4	8.6
Accrued interest	8.7	7.6
Income taxes payable	1.3	0.5
Other	34.6	30.3
Accrued liabilities	$233.0	$217.2
(a)	Effective May 27, 2019, we adopted ASC 842, using the modified retrospective transition method and as a result we did not recast our prior period financial statements. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

9.   DEBT AND FINANCING OBLIGATIONS

At May 31, 2020 and May 26, 2019, our debt, including financing obligations, was as follows (dollars in millions):

	May 31,	May 26,
	2020	2019
Short-term borrowings:
Revolving credit facility	$495.0	$7.2
Other credit facilities	3.7	1.2
	498.7	8.4
Long-term debt:
Term loan facility, due 2021	276.6	599.1
Term A-1 loan facility, due 2024	288.7	—
Term A-2 loan facility, due 2025	325.0	—
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
4.875% senior notes, due 2028	500.0	—
	3,056.3	2,265.1
Financing obligations:
4.35% lease financing obligation due May 2030 (a)	—	65.3
Lease financing obligations due on various dates through 2040 (b)	13.3	13.6
	13.3	78.9

Total debt and financing obligations	3,568.3	2,352.4
Debt issuance costs (c)	(28.2)	(25.8)
Short-term borrowings	(498.7)	(8.4)
Current portion of long-term debt and financing obligations	(48.8)	(38.0)
Long-term debt and financing obligations, excluding current portion	$2,992.6	$2,280.2
(a)	On May 27, 2019, we adopted ASC 842 and we eliminated this financing obligation, related to a sale leaseback, as part of the cumulative-effect transition adjustment. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information.

(b)	The interest rates on our lease financing obligations ranged from 2.31% to 4.10% at May 31, 2020 and 2.72% to 4.33% at May 26, 2019, respectively. For more information on our lease financing obligations, see Note 4, Leases.

(c)	We amortize debt issuance costs into interest expense using the effective interest method over the life of the loan facilities. In fiscal 2020, 2019, and 2018, we recorded $6.2 million, $4.7 million, and $4.6 million, respectively, of amortization expense in “Interest expense” in our Consolidated Statements of Earnings. Fiscal 2020 included a $1.7 million write-off of debt issuance costs in connection with the $300.0 million payment on the Term loan facility due in 2021.

Revolving Credit Facility and Term Loan Facility (together “Credit Facilities”)

In November 2016, we entered into a five-year $675.0 million amortizing term loan facility and a five-year non-amortizing $500.0 million revolving credit facility that mature in November 2021.

In March 2020, we drew $495.0 million available under the revolving credit facility and in June and July 2020, we repaid $100.0 million and $395.0 million, respectively. As of July 2020, $495.1 million was available to us under the revolving credit facility, net of $4.9 million of outstanding letters of credit. For the periods from May 27, 2019 through May 31, 2020 and May 28, 2018 through May 26, 2019, the weighted average interest rate for our outstanding borrowings under the revolving credit facility was 2.35% and 3.94%, respectively. At May 31, 2020, we had $276.6 million outstanding under the term loan facility.

Borrowings under the Credit Facilities bear interest at a floating rate per annum based upon the Base Rate or the Eurocurrency rate, in each case, plus an applicable margin which varies based upon our consolidated net leverage ratio. Margins range from 0.500% to 1.250% for Base Rate loans and from 1.500% to 2.250% for Eurocurrency rate loans. The Base Rate is defined as the highest of (a) Bank of America’s prime rate, (b) the federal funds rate plus 0.500%, and (c) the Eurocurrency rate with a term of one month plus 1.0%. In addition to paying interest, we pay an annual commitment fee for undrawn amounts at a rate of 0.25% to 0.40%, depending on our consolidated net leverage ratio.

Under the terms of the credit agreement, we must maintain ratios as of the last day of each fiscal quarter, of consolidated net leverage ratio of 4.50 to 1.00 and an interest coverage ratio of 2.75 to 1.00. The credit agreement also contains covenants that, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things, incur, assume or guarantee additional indebtedness, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make loans and investments, incur or suffer to exist liens, sell, transfer or otherwise dispose of assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to us, engage in transactions with affiliates, designate subsidiaries as unrestricted or restricted, and consolidate, merge, amalgamate or transfer all or substantially all of our assets.

Upon the occurrence of an event of default, among other things, amounts outstanding under the Credit Facilities may be accelerated and the commitments may be terminated. Our obligations under the Credit Facilities are unconditionally guaranteed by certain of our direct and indirect domestic subsidiaries on the terms set forth in the credit agreement. The credit agreement is secured by security interests and liens on substantially all of our and each of our subsidiary guarantor’s assets, as long as Lamb Weston remains below investment grade by both Moody’s and Standard & Poor’s.

Term A-1 and A-2 Loan Facilities due 2024 and 2025

On June 28, 2019, we entered into a credit agreement, among Lamb Weston, certain of our subsidiaries as guarantors, certain lenders, and Northwest Farm Credit Services, PCA, as administrative agent for the lenders, providing for a $300.0 million term loan facility and, under certain circumstances, the ability to add incremental facilities in an aggregate amount of up to $100.0 million (collectively, “Term A-1 Loan Facility”). Borrowings on the Term A-1 Loan Facility amortize in equal quarterly installments for a total of 5% annually, with the balance payable in June 2024. The proceeds of the term loans under the Term A-1 Loan Facility were used to repay $300.0 million of the term loan facility due in 2021.

Borrowings under the Term A-1 Loan Facility bear interest, before anticipated patronage dividends, at LIBOR or the Base Rate (as defined in the Term A-1 Loan Facility agreement) plus an applicable margin ranging from 1.625% to 2.375% for LIBOR-based loans and from 0.625% to 1.375% for Base Rate-based loans, depending upon our consolidated net leverage ratio. During the year ended May 31, 2020, the average interest rate on the Term A-1 Loan Facility was approximately 3.33%. We have received and expect to continue receiving patronage dividends under the Term A-1 Loan Facility. After giving effect to expected patronage distributions, the effective average interest rate on the Term A-1 Loan Facility was approximately 2.52%.

On April 20, 2020, we amended the Term A-1 Loan Facility agreement to, among other things, provide for a new $325.0 million term loan facility (“Term A-2 Loan Facility”). Borrowings under the Term A-2 Loan Facility bear interest, before anticipated patronage dividends, at LIBOR or the Base Rate (as defined in the Term A-2 Loan Facility agreement) plus an applicable rate ranging from 2.200% to 2.950% for LIBOR-based loans and from 1.200% to 1.950% for Base Rate-based loans, depending on our consolidated net leverage ratio. The borrowings mature on April 20, 2025. During the year ended May 31, 2020, the average interest rate on the Term A-2 Loan Facility was approximately 2.85%. We expect to receive patronage dividends under the Term A-2 Loan Facility. After giving effect to expected patronage distributions, the effective average interest rate on the Term A-2 Loan Facility was approximately 2.03%.

The Term A-1 and A-2 Loan Facilities are unconditionally guaranteed by the same subsidiaries as the Credit Facilities discussed above. Borrowings under the Term A-1 and A-2 Loan Facilities may be prepaid without premium or penalty and once repaid, cannot be reborrowed. Additionally, the covenants, events of default, securities and liens are consistent with the Credit Facilities.

4.625% Senior Notes due 2024 and 4.875% Senior Notes due 2026

In November 2016, we issued (i) $833.0 million aggregate principal amount of 4.625% senior notes due 2024 (“2024 Notes”) and (ii) $833.0 million aggregate principal amount of 4.875% senior notes due 2026 (“2026 Notes”) pursuant to indentures, dated as of November 9, 2016, among Lamb Weston, certain of our subsidiaries as guarantors and Wells Fargo Bank, National Association, as trustee. Our obligations under the 2024 Notes and 2026 Notes are unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries that guarantee our obligations under the Credit Facilities.

The 2024 Notes and 2026 Notes are senior unsecured obligations and rank equally with all of our current and future senior indebtedness, rank senior to all our current and future subordinated indebtedness and are subordinated to all of our current and future secured indebtedness (including all borrowings with respect to the Credit Facilities and Term A-1 and A-2 Loan Facilities to the extent of the value of the assets securing such indebtedness). Interest on the 2024 Notes and 2026 Notes is due semiannually. The 2024 Notes mature on November 1, 2024 and the 2026 Notes mature on November 1, 2026, unless either is redeemed or repurchased. Upon a change of control (as defined in the indentures governing the 2024 Notes and 2026 Notes), we must offer to repurchase the 2024 Notes and 2026 Notes at 101% of the principal amount of such notes, plus accrued and unpaid interest.

We may redeem all or a portion of the 2024 Notes at any time on or after November 1, 2021, at declining prices starting at 102.313%, plus accrued and unpaid interest. We may redeem all or a portion of the 2026 Notes at any time on or after November 1, 2021, at declining prices starting at 102.438%, plus accrued and unpaid interest. Prior to November 1, 2021, we may redeem notes of either series, in whole at any time or in part, from time to time, at a price equal to 100% of the principal amount thereof, plus a make-whole premium, plus accrued and unpaid interest.

The indentures governing the 2024 Notes and 2026 Notes contain covenants that, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things, incur, assume or guarantee additional indebtedness, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make loans and investments, incur or suffer to exist liens, sell, transfer or otherwise dispose of assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to us, engage in transactions with affiliates, designate subsidiaries as unrestricted or restricted, and consolidate, merge, amalgamate or transfer all or substantially all of our assets.

4.875% Senior Notes due 2028

In May 2020, we issued $500.0 million aggregate principal amount of 4.875% senior notes due in 2028 (“2028 Notes”) pursuant to an indenture, dated as of May 12, 2020, among Lamb Weston, certain of our subsidiaries as guarantors and Wells Fargo Bank, National Association, as trustee. Our obligations under the 2028 Notes are unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries that guarantee our obligations under the Credit Facilities. The 2028 Notes bear interest at a rate of 4.875% per year and mature on May 15, 2028, unless earlier redeemed or repurchased. We capitalized approximately $6.2 million of debt issuance costs associated with this offering.

The 2028 Notes are senior unsecured obligations and rank equally with all of our current and future senior indebtedness (including the 2024 and 2026 Notes), rank senior to all our current and future subordinated indebtedness and are subordinated to all of our current and future secured indebtedness (including all borrowings with respect to the Credit Facilities and the Term A-1 and A-2 Loan Facilities to the extent of the value of the assets securing such indebtedness). Interest on the 2028 Notes is due semiannually. Upon a change of control (as defined in the indenture governing the 2028 Notes), we must offer to repurchase the 2028 Notes at 101% of the principal amount of the notes, plus accrued and unpaid interest.

Prior to November 15, 2027, we may redeem the 2028 Notes, in whole at any time or in part, from time to time, at a price equal to 100% of the principal amount thereof, plus a make-whole premium, plus accrued and unpaid interest. On and after November 15, 2027, we may redeem all or any portion of the 2028 Notes, at once or over time, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The covenants and events of default are substantially similar to the 2024 and 2026 Notes discussed above.

Debt Maturities

The aggregate minimum principal maturities of our long-term debt, including current portion, for the next five fiscal years and thereafter, are as follows (dollars in millions):

Debt (a)
2021	$544.6
2022	289.0
2023	31.3
2024	31.3
2025	1,325.8
Thereafter	1,333.0
$3,555.0
(a)	Debt includes $495.0 million of borrowings on the Revolving Credit Facility which we fully repaid in July 2020 (discussed above) and $3.7 million of expected payments on our other credit facilities in 2021. See Note 4, Leases, for maturities of our lease financing obligations.

During fiscal 2020, 2019, and 2018 we paid $105.7 million, $107.8 million, and $104.0 million, respectively, of interest on debt.

Other Credit Facilities

We have $30.8 million of other credit facilities, under which $3.7 million and $1.2 million were outstanding at May 31, 2020 and May 26, 2019, respectively. These facilities consist of two overdraft lines. Borrowings under the facilities bear interest at a percentage of the stated rate of $3.56% and 4.35% at May 31, 2020 and May 26, 2019, respectively, and may be prepaid without penalty. We guarantee the full amount of our subsidiary’s obligations to the financial institution up to the maximum amount of the credit facility.

Financing Obligations

During fiscal 2010, we completed the sale of approximately 17,600 acres of farmland to an unrelated buyer and immediately entered into an agreement with an affiliate of the buyer to lease back the farmland. Lamb Weston’s performance under the lease was guaranteed by Conagra. Conagra’s guarantee precluded accounting for this transaction as a sale and leaseback and, accordingly, the $75.0 million of proceeds received were treated as a financing obligation and the land and related equipment was included on our Consolidated Balance Sheets. At May 26, 2019, the remaining balance of the financing obligation was $65.3 million and the net carrying value of the related property was $38.7 million. On May 27, 2019, we adopted ASC 842 and we eliminated this financing obligation, related to a sale leaseback, as part of the cumulative-effect transition adjustment.

10.   EMPLOYEE BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFITS

Only certain hourly employees covered by collective bargaining agreements continue to accrue pension benefits. Participants that do not actively participate in a pension plan are eligible to participate in defined contribution savings plans with employer matching provisions consistent with other employees without pension benefits.

We also have a nonqualified defined benefit pension plan that provides unfunded supplemental retirement benefits to certain executives. This plan is closed to new participants and pension benefit accruals are frozen for active participants.

Other Plans

Eligible U.S. employees participate in a contributory defined contribution plan (“the Plan”). The Plan permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We generally match 100% of the first 6% of the employee’s contribution election and provide an additional 3% contribution to eligible participants, regardless of employee participation level. The Plan’s matching contributions have a five-year graded vesting with 20% vesting each year. We made employer-matching contributions of $28.7 million, $21.3 million, and $13.9 million in fiscal 2020, 2019, and 2018, respectively.

We sponsor a deferred compensation savings plan, which is an unfunded nonqualified defined contribution plan. The plan permits eligible employees to continue to make deferrals and receive company matching contributions when their contributions to the defined contribution plan are stopped due to limitations under U.S. tax law. With the exception of a small Rabbi Trust, participant deferrals and company matching contributions are not invested in separate trusts, but are paid directly from our general assets at the time benefits become due and payable. At May 31, 2020 and May 26, 2019, we had $18.0 million and $15.1 million, respectively, of liabilities attributable to participation in our deferred compensation plan recorded on our Consolidated Balance Sheets.

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

	For the Fiscal Years Ended May
	2020		2019
	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan
Change in benefit obligation
Benefit obligation at beginning of year	$27.4	$7.3	$18.9	$7.0
Service cost	3.1	—	6.0	—
Interest cost	1.1	0.2	0.8	0.3
Participant contributions	—	0.2	—	0.2
Benefits paid	(0.3)	(0.3)	(0.3)	(0.3)
Plan settlements	(0.4)	—	—	—
Actuarial (gain) loss	6.4	(0.9)	2.0	0.1
Benefit obligation at fiscal year end	$37.3	$6.5	$27.4	$7.3

Accumulated benefit obligation portion of above	$37.3		$27.4

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$17.1	$—	$17.3	$—
Actual return on plan assets	6.6	—	(0.3)	—
Company contributions	3.8	0.1	0.4	0.1
Participant contributions	—	0.2	—	0.2
Benefits paid (a)	(0.3)	(0.3)	(0.3)	(0.3)
Fair value of plan assets at end of year	$27.2	$—	$17.1	$—

Underfunded status	$(10.1)	$(6.5)	$(10.3)	$(7.3)

Amounts recognized on Consolidated Balance Sheets
Accrued liabilities	$—	$(0.2)	$—	$(0.3)
Other noncurrent liabilities	(10.1)	(6.3)	(10.3)	(7.0)
Accrued obligation recognized	$(10.1)	$(6.5)	$(10.3)	$(7.3)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) (Pre-tax)
Actuarial loss	$4.4	$1.1	$4.0	$2.7
Total	$4.4	$1.1	$4.0	$2.7
(a)	In fiscal 2020, plan settlements of $0.4 million were paid to certain participants from our Rabbi Trust plan assets. These assets are excluded from our pension plan assets.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost were as follows (dollars in millions):

	For the Fiscal Years Ended May
	2020		2019		2018
	Pension	Post-Retirement	Pension	Post-Retirement	Pension	Post-Retirement
	Plans	Plan	Plans	Plan	Plans	Plan
Service cost	$3.1	$—	$6.0	$—	$7.8	$—
Interest cost	1.1	0.2	0.8	0.3	0.4	0.2
Expected return on plan assets	(0.9)	—	(0.9)	—	(0.4)	—
Net amortization of unrecognized amounts
Prior service benefit	—	—	—	—	—	(0.2)
Actuarial loss	0.2	0.6	—	0.7	—	0.5
Net periodic benefit cost (a)	$3.5	$0.8	$5.9	$1.0	$7.8	$0.5

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Actuarial (gain) loss	0.6	(1.0)	3.3	—	1.7	4.3
Amortization of prior service benefit	—	—	—	—	—	0.2
Amortization of actuarial loss (b)	(0.2)	(0.6)	—	(0.7)	—	(0.5)
Total recognized in other comprehensive loss (income)	$0.4	$(1.6)	$3.3	$(0.7)	$1.7	$4.0

Total recognized in net periodic benefit cost and other comprehensive loss (income) (pre-tax)	$3.9	$(0.8)	$9.2	$0.3	$9.5	$4.5
(a)	Pension service costs are allocated to operations and reflected in “Cost of sales” and expected returns on pension assets and interest costs are reflected in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

The decrease in fiscal 2020 and 2019 net periodic pension cost, compared with fiscal 2018, reflects amendments to the pension plans so that no future benefits accrue after certain dates. We did not recognize a curtailment gain or loss with any of the amendments.

(b)	Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in our plans (which is between seven to eleven years for our pension plans and approximately three years for our post-retirement benefit plan), to the extent that losses are not offset by gains in subsequent years. The estimated net amount of actuarial losses on pension and post-retirement benefits included in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets to be amortized in fiscal 2021 is a net loss of $0.3 million ($0.2 million after tax).

Assumptions

The actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit and post-retirement plans are as follows:

	For the Fiscal Years Ended May
	2020		2019		2018
	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.14%	2.85%	4.01%	3.81%	4.25%	4.18%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.01%	3.81%	4.25%	4.18%	4.33%	3.60%
Expected return on plan assets	5.12%	N/A	5.30%	N/A	7.50%	N/A

Discount Rate Assumption. The discount rate reflects the current rate at which the pension and post-retirement benefit obligations could be settled on the measurement date: May 31, 2020. The discount rate assumption used to calculate the present value of pension and post-retirement benefit obligations reflects the rates available on high-quality bonds on May 31, 2020. The bonds included in the models reflect anticipated investments that would be made to match the expected monthly benefit payments over time. The plans’ projected cash flows were duration-matched to these models to develop an appropriate discount rate. The discount rate we will use in fiscal 2021 to calculate the net periodic pension benefit cost and post-retirement benefit cost is 3.14% and 2.85%, respectively.

Asset Return Assumption:  Our investment strategies are governed by our Employee Benefit Investments Council. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plan as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of fiscal 2021 net period pension benefit cost is 2.90%.

Health Care Cost Trend Rate Assumptions. We review external data and historical trends for health care costs to determine our health care cost trend rate assumptions. We assumed health care cost trend rates for our post-retirement benefit plan as follows:

	2020	2019	2018
Health care cost trend rate (Pre65)	6.75%	7.31%	8.40%
Ultimate health care cost trend rate	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2024	2024	2024

A one-percentage point increase in the assumed health care cost trend rate would have an insignificant effect on the fiscal 2020, 2019 and 2018 postretirement benefit obligation.

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

Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk, all of which are subject to change. Due to the level of risk associated with some investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term, and such changes could materially affect the reported amounts (dollars in millions):

	Fair Value Measurements at May 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets	Significant Observable Market-Based Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity securities (a)	$—	$4.1	$—	$4.1
International equity securities (a)	—	3.9	—	3.9
Fixed income securities:
Government securities (b)	19.2	—	—	19.2
Total assets	$19.2	$8.0	$—	$27.2

	Fair Value Measurements at May 26, 2019
	Quoted Market Prices in Active Markets for Identical Assets	Significant Observable Market-Based Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity securities (a)	$—	$2.6	$—	$2.6
International equity securities (a)	—	2.7	—	2.7
Fixed income securities:
Government securities (b)	11.8	—	—	11.8
Total assets	$11.8	$5.3	$—	$17.1
(a)	Includes investments in common/collective trust funds that are valued using net asset values (“NAV”) provided by the administrator of the funds. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. While the underlying assets are actively traded on an exchange, the funds are not. There are currently no redemption restrictions or unfunded commitments on these investments. There are certain funds with thirty-day redeemable notice requirements.

(b)	Includes investments in exchange-traded funds based on quoted prices in active markets.

Funding and Cash Flows

We make pension plan contributions that are sufficient to fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended. From time to time, we may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In fiscal 2020, we made $3.8 million of contributions to our qualified plan, which represented our minimum contribution requirements as well as discretionary contributions. In July 2020, we contributed $3.4 million to our qualified pension plan, which was in excess of the minimum required to be contributed in fiscal 2021. We continually reassess the amount and timing of discretionary contributions, if any.

The following are estimated benefit payments to be paid to current plan participants by fiscal year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Post-Retirement Plan
2021	$0.4	$0.2
2022	0.6	0.2
2023	0.8	0.3
2024	0.9	0.3
2025	1.1	0.4
2026-2030	8.5	2.1

11.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan, which was amended in July 2017 (“Stock Plan”). The Compensation Committee (“the Committee”) of our Board of Directors administers this stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. At May 31, 2020, we had 10.0 million shares authorized under the Stock Plan, and 7.6 million were available for future grant.

RSUs and Performance Shares

We grant RSUs to eligible employees and non-employee directors. The employee RSUs generally vest over a three-year period while the non-employee director RSUs generally vest after one year. We estimate the fair value of the RSUs based upon the market price of our common stock at the date of grant. Certain RSU grants do not provide for the accrual of dividend equivalents to the participant during the vesting period. For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments.

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

The following table summarizes RSU and Performance Share activity for fiscal 2020:

	Stock-Settled		Performance Shares		Cash-Settled
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding at May 26, 2019	641,020	$49.17	314,281	$51.06	120,810	$28.33
Granted (a)	232,471	68.69	104,250	67.90	—	—
Performance condition adjustment (b)	—	—	67,224	60.66	—	—
Vested (c)	(180,895)	31.57	(36,532)	30.80	(120,810)	28.33
Forfeited/expired/cancelled	(30,391)	61.16	(4,766)	66.87	—	—
Outstanding at May 31, 2020	662,205	$60.28	444,457	$57.96	—	$—
(a)	Granted represents new grants and dividend equivalents accrued.

(b)	Amount represents the adjustment to Performance Shares based on performance results attained in excess of target.

(c)	The aggregate fair value of awards that vested in fiscal 2020, 2019, and 2018 was $24.9 million, $24.7 million, and $16.6 million, respectively, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

Stock Options

We have historically granted stock options to employees for the purchase of stock at exercise prices equal to the fair market value of the underlying stock on the date of grant. Stock options generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years. Stock options were last issued in fiscal 2018 and we do not expect to issue new stock option awards under our Stock Plan. At May 31, 2020, we had 453,050 stock options outstanding at a weighted average exercise price of $27.79 with a weighted average remaining term of 5.1 years, and an aggregate intrinsic value of $14.6 million. Of these outstanding stock options, 434,218 were exercisable at May 31, 2020.

Compensation Expense

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	For the Fiscal Years Ended May
	2020	2019	2018
Stock-settled RSUs	$12.9	$10.2	$7.9
Performance Shares	9.8	8.3	4.4
Stock options	0.1	0.3	1.2
Stock-settled compensation expense	22.8	18.8	13.5
Cash-settled RSUs (a)	1.0	3.3	8.8
Total compensation expense	23.8	22.1	22.3
Income tax benefit (b)	(4.6)	(4.4)	(5.6)
Total compensation expense, net of tax benefit	$19.2	$17.7	$16.7
(a)	As of May 31, 2020, there were no outstanding cash-settled RSUs. During fiscal 2020-2018, cash-settled RSUs were marked-to-market and presented within “Accrued liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at May 31, 2020, total unrecognized compensation expense related to stock-based awards was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock-settled RSUs	$15.9	1.7
Performance Shares	7.7	1.5
Total unrecognized stock-based expense	$23.6	1.6

12.   FAIR VALUE MEASUREMENTS

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2020 and May 26, 2019 (dollars in millions):

	As of May 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets	$19.2	$8.0	$—	$27.2
Deferred compensation assets	0.1	—	—	0.1
Total assets	$19.3	$8.0	$—	$27.3
Liabilities:
Derivative liabilities (a)	$—	$4.7	$—	$4.7
Deferred compensation liabilities (b)	—	18.0	—	18.0
Total liabilities	$—	$22.7	$—	$22.7

	As of May 26, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets	$11.8	$5.3	$—	$17.1
Deferred compensation assets	0.5	—	—	0.5
Derivative assets (a)	—	0.4	—	0.4
Total assets	$12.3	$5.7	$—	$18.0
Liabilities:
Derivative liabilities (a)	$—	$3.8	$—	$3.8
Deferred compensation liabilities (b)	—	15.1	—	15.1
Total liabilities	$—	$18.9	$—	$18.9
(a)	The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

Non-financial assets such as property, plant and equipment, and intangible assets are recorded at fair value only if an impairment is recognized. Cost and equity investments are measured at fair value on a non-recurring basis.

At May 31, 2020, we had $2,166.0 million of fixed-rate and $1,389.0 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at May 31, 2020 was estimated to be $2,263.8 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy that is described above. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

13.   STOCKHOLDERS’ EQUITY

In connection with the Separation, we amended and restated our certificate of incorporation to authorize 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 146,038,893 shares of common stock issued and outstanding as of May 31, 2020. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding on May 31, 2020.

Share Repurchase Program

In December 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. During fiscal 2020, we purchased 287,239 shares for $22.9 million, or a weighted-average price of $79.56 per share. As of May 31, 2020, $195.3 million remained authorized for repurchase under the program.

Dividends

During fiscal 2020, 2019, and 2018, we paid $121.3 million, $113.3 million, and $110.2 million, respectively, of dividends to common stockholders. On July 23, 2020, our Board of Directors declared a dividend of $0.23 per share of common stock. The dividend will be paid on September 4, 2020, to stockholders of record as of the close of business on August 7, 2020.

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

Changes in AOCI, net of taxes, as of May 31, 2020, were as follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
	Gains (Losses)	Benefits		Loss
Balance as of May 26, 2019	$(20.3)	$(5.0)		$(25.3)
Other comprehensive income before reclassifications, net of tax	(16.0)	0.3		(15.7)
Amounts reclassified out of AOCI, net of tax	—	0.5	(a)	0.5
Net current-period other comprehensive income (loss)	(16.0)	0.8		(15.2)
Balance as of May 31, 2020	$(36.3)	$(4.2)		$(40.5)
(a)	These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 10, Employee Benefit Plans and Other Post-Retirement Benefits, for additional information.

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

	For the Fiscal Years Ended May
(in millions)	2020 (a)	2019	2018
Net sales
Global	$1,973.6	$1,961.5	$1,744.2
Foodservice	1,069.1	1,156.1	1,099.1
Retail	595.5	498.3	449.2
Other	154.2	140.6	131.2
Total net sales	3,792.4	3,756.5	3,423.7
Product contribution margin (b)
Global	374.5	446.3	375.7
Foodservice	356.0	402.4	365.9
Retail	117.6	98.8	87.3
Other (c)	24.1	23.6	19.0
	872.2	971.1	847.9
Advertising and promotion expenses (b)	23.0	32.4	31.6
Gross profit	895.2	1,003.5	879.5
Selling, general and administrative expenses (d)	338.3	335.1	299.4
Income from operations	556.9	668.4	580.1
Interest expense, net	108.0	107.1	108.8
Income tax expense (e)	112.3	133.6	121.2
Equity method investment earnings (f)	29.3	59.5	83.6
Net income	365.9	487.2	433.7
Less: Income attributable to noncontrolling interests (g)	—	8.6	16.9
Net income attributable to Lamb Weston Holdings, Inc.	$365.9	$478.6	$416.8
(a)	On March 11, 2020, the World Health Organization declared the spread of COVID-19 a global pandemic. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions, including restrictions on dine-in purchases and the imposition of stay-at-home orders, were imposed in the United States and in our international markets. These restrictions had a negative impact on our sales, costs, earnings of our joint ventures, and therefore our net income. The increase in our costs, and the costs of our joint ventures, related to lower factory utilization and production inefficiencies, manufacturing and operational disruptions directly attributable to the pandemic, expensing of excess crop year 2019 raw potato purchase contracts that could not be used due to the pandemic’s near-term effect on demand for frozen potato products, as well as incremental warehousing and transportation costs, and costs to enhance employee safety measures, including purchases of safety and health screening equipment, retaining sales employees, and expensing certain capitalized manufacturing facility expansion projects that were stopped.

(b)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because the amounts are directly associated with segment performance; it excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance.

(c)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

(d)	Fiscal 2018 includes $8.7 million of pre-tax expenses related to the Separation, primarily related to professional fees and employee-related costs.

(e)	In fiscal 2019, the Tax Act decreased income tax expense and increased net income by $27.2 million, or $0.19 per share, including a $24.8 million, or $0.17 per share, tax benefit related to a lower U.S. corporate tax rate and a $2.4 million, or $0.02 per share, benefit from the true-up of the transition tax on previously untaxed foreign earnings. Since our fiscal year end is the last Sunday in May, in fiscal 2018, we phased in the impact of the lower tax rate, resulting in a U.S. corporate tax rate of 29.3%, compared with 21% in fiscal 2020 and 2019. We completed our analysis of the one-time impacts of the Tax Act in fiscal 2019.

In connection with our initial analysis of the impact of the Tax Act in fiscal 2018, we decreased income tax expense and increased net income $64.7 million, or $0.44 per share. This included a $28.4 million, or $0.19 per share net benefit for one-time items, including a $39.9 million net provisional tax benefit from the estimated impact of remeasuring our net U.S. deferred tax liabilities with a new lower federal tax rate, partially offset by an $11.5 million transition tax on our previously untaxed foreign earnings. It also included a $36.3 million, or $0.25 per share, tax benefit related to a lower U.S. corporate tax rate. In fiscal 2018, we phased in the impact of the lower tax rate, resulting in a 29.3% U.S. corporate tax rate in fiscal 2018.

(f)	Fiscal 2020 includes a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

(g)	In November 2018, we entered into an agreement to acquire the remaining 50.01% interest in Lamb Weston BSW. Our Consolidated Statements of Earnings includes 100% of Lamb Weston BSW’s earnings beginning November 2, 2018. See Note 6, Investments in Joint Ventures, for more information.

Assets by Segment

The manufacturing assets of Lamb Weston are shared across all reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.

Concentrations

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10%of our consolidated net sales in both fiscal 2020 and 2019, and 11% of our consolidated net sales in fiscal 2018. No customer accounted for 10% of our consolidated accounts receivable at May 31, 2020 or May 26, 2019.

Other Information

The net sales of each of our Global, Foodservice, and Retail reporting segments are comprised of sales of frozen potato and frozen sweet potato products. The net sales of our Other reporting segment included vegetable sales of $104.9 million, $88.5 million, and $81.7 million, various byproduct sales of $36.4 million, $40.2 million, and $38.1 million, and dairy product sales of $12.9 million, $11.9 million, and $11.5 million in fiscal 2020, 2019, and 2018, respectively.

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations in fiscal 2020, 2019, and 2018. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were $752.9 million, $742.7 million, and $665.8 million in fiscal 2020, 2019, and 2018, respectively. Our long-lived assets located outside of the United States are not significant.

Labor

At May 31, 2020, we had approximately 7,700 employees. Approximately 800 of these employees work outside of the United States. Approximately 23% of our employees, are parties to collective bargaining agreements on terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times throughout the next several years. Collective bargaining agreements that represent 19% of our hourly employees, who are parties to collective bargaining agreements, expire in fiscal 2021. As these agreements expire, we believe they will be renegotiated on terms satisfactory to us.

15.   COMMITMENTS, CONTINGENCIES, GUARANTEES, AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 9, Debt and Financing Obligations), lease obligations, purchase commitments for goods and services, and legal proceedings (discussed below).

Capital Commitments

We had capital commitments of approximately $36.5 million and $41.5 million as of May 31, 2020 and May 26, 2019, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At May 31, 2020, we were not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If the fair value of such liability becomes material, we will accrue for it at that time.

Lamb Weston is a party to various potato purchase supply agreements with partner growers, under which they deliver their potato crop from the contracted acres to Lamb Weston during the harvest season, and pursuant to the potato supply agreements, pricing for this inventory is determined after delivery, taking into account crop size and quality, among other factors. Total purchases under these agreements were $142.7 million, $152.0 million, and $132.8 million in fiscal 2020, 2019, and 2018, respectively, under the terms of the potato supply agreements. These purchases are initially recorded in inventory and charged to cost of sales as related inventories are produced and subsequently sold. Under the terms of these potato supply agreements, Lamb Weston has guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 31, 2020, Lamb Weston has effectively guaranteed $36.2 million of supplier loans. Lamb Weston has not established a liability for these guarantees, as Lamb Weston has determined that the likelihood of Lamb Weston’s required performance under the guarantees is remote. Under certain other potato supply agreements, Lamb Weston makes advances to growers prior to the delivery of potatoes. The aggregate amounts of these advances were $31.9 million and $36.5 million at May 31, 2020 and May 26, 2019, respectively.

Lamb Weston and Lamb Weston’s partner are jointly and severally liable for all legal liabilities of Lamb-Weston/Meijer. See Note 6, Investments in Joint Ventures, for further information on Lamb-Weston/Meijer’s liabilities and capital structure.

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

16.   QUARTERLY FINANCIAL DATA (unaudited; dollars in millions, except per-share amounts)

	2020 (a)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (b)
Net sales	$989.0	$1,019.2	$937.3	$846.9
Gross profit	248.6	285.1	250.4	111.1
Income before income taxes and equity method earnings	141.8	168.1	137.3	1.7
Income tax expense (benefit)	36.7	42.7	35.7	(2.8)
Net income (loss) attributable to Lamb Weston Holdings, Inc.	115.7	140.4	111.4	(1.6)
Earnings per share
Basic	0.79	0.96	0.76	(0.01)
Diluted (c)	0.79	0.95	0.76	(0.01)
Dividends declared	0.20000	0.20000	0.23000	0.23000

	2019 (a)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$914.9	$911.4	$926.8	$1,003.4
Gross profit	230.6	249.0	273.4	250.5
Income before income taxes and equity method earnings	125.8	147.8	166.8	120.9
Income tax expense	34.3	34.0	39.6	25.7
Net income attributable to Lamb Weston Holdings, Inc.	107.8	119.0	141.4	110.4
Earnings per share
Basic	0.73	0.74	0.96	0.76
Diluted	0.73	0.74	0.95	0.75
Dividends declared	0.19125	0.19125	0.20000	0.20000
(a)	The sum of quarterly amounts may not agree to our annual results due to rounding.

The third quarter of fiscal 2020 included a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

The first and second quarters of fiscal 2019 included a $14.0 million and $15.4 million benefit, respectively, related to lower U.S. corporate tax rates as part of the Tax Act. The third quarter of fiscal 2019 included $6.4 million expense; approximately $7.4 million of expense related to a higher U.S. corporate tax related to the timing of the Tax Act, offset partially by a $1.0 million benefit for the estimated true-up of the transition tax under the Tax Act. The fourth quarter of fiscal 2019 included a $4.2 million benefit related to the Tax Act; approximately $2.8 million relates to a lower U.S. corporate tax rate and $1.4 million relates to the true-up of the transition tax under the Tax Act.

(b)	See footnote (a) to the table in Note 14, Segments, for a discussion of the impact of government efforts to control the spread of COVID-19, including restrictions on restaurants and other foodservice operations and stay-at-home orders, on our financial results.

(c)	The fourth quarter of fiscal 2020 excludes a weighted average of 0.8 million potentially dilutive shares from the diluted earnings (loss) per share calculation as they would have been antidilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP;

●	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization;

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements; and

●	provide reasonable assurance as to the detection of fraud.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management concluded that, as of May 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit and Finance Committee of our Board of Directors.

Our independent registered public accounting firm, KPMG LLP, audited the combined and consolidated financial statements prepared by us. KPMG LLP has also issued an attestation report on our internal control over financial reporting. Their report on the combined and consolidated financial statements and attestation report are included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

As disclosed in Part II. Item 9A. Controls and Procedures in our Form 10-K for the fiscal year ended May 26, 2019, during the fourth quarter of fiscal 2019 we identified a material weakness in internal control related to information technology general controls in the area of application support team access to an information technology system (“IT System”) that supports process controls and information used in our financial reporting processes. During fiscal 2020, management implemented our previously disclosed remediation plan that included enhancing our communication of internal control responsibilities to ensure the timely termination of access to the IT System when granted on a temporary basis to authorized members of our application support team. During the fourth quarter of fiscal 2020, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of May 31, 2020.

Other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is included under the headings “Information About Our Executive Officers” and “Ethics and Governance” in Part 1, Item 1 of this Form 10-K, and will be included under the headings “Item 1. Election of Directors,” “Corporate Governance – Code of Conduct and Code of Ethics for Senior Corporate Financial Officers,” and “Board Committees and Membership – Audit and Finance Committee” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on September 24, 2020 (“2020 Proxy Statement”). This information from the 2020 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included under the headings “Board Committees and Membership – Compensation Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in our 2020 Proxy Statement. This information from the 2020 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year ended May 31, 2020.

Column
	A	B	C
Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding	Equity Compensation Plans
	Warrants, and Rights	Options, Warrants, and	(Excluding Securities
Plan Category	(a)	Rights (b)	Reflected in Column A) (c)
Equity compensation plans approved by securityholders	1,670,371	$27.79	7,599,479
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	1,670,371	$27.79	7,599,479
(a)	Includes outstanding stock options, RSUs and performance shares (assuming the target performance payout level) granted under the Lamb Weston Holdings, Inc. 2016 Stock Plan (the “2016 Stock Plan”). This number also includes shares payable with respect to certain compensation deferred under the Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan and the Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan. The number of securities to be issued excludes options that were exercised but not settled with our stock transfer agent as of May 31, 2020.

(b)	Weighted average exercise price of outstanding stock options only.

(c)	Represents shares available for issuance under the 2016 Stock Plan.

Information related to the security ownership of certain beneficial owners, directors and management will be included in our 2020 Proxy Statement under the heading “Information on Stock Ownership” and is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Related Party Transactions” in our 2020 Proxy Statement. This information from the 2020 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included under the heading “Board Committees and Membership – Audit and Finance Committee” in our 2020 Proxy Statement. This information from the 2020 Proxy Statement is incorporated by reference into this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as part of this report:

1.	Financial Statements

All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The following consolidated financial statement schedule for fiscal 2020, 2019, and 2018 is included in this report.

Schedule II – Lamb Weston - Valuation and Qualifying Accounts (dollars in millions).

		Additions
		Charged
	Balance	to Costs,	Deductions		Balance
	Beginning of	Expenses	from		End of
	Year	and Equity	Reserves		Year
Year ended May 31, 2020
Deferred tax asset valuation allowance	$64.6	$—	$10.1		$54.5

Year ended May 26, 2019
Deferred tax asset valuation allowance	$62.0	$3.7	$1.1		$64.6

Year ended May 27, 2018
Deferred tax asset valuation allowance	$98.4	$—	$36.4	(a)	$62.0
(a)	Includes $31.2 million reduction resulting from the revaluation of U.S. deferred tax assets to the new 21% federal statutory tax rate as a result of the Tax Act.

All other schedules are omitted because they are not applicable or not material, not required, or because the required information is included in the consolidated financial statements or the accompanying notes to financial statements, and therefore, have been omitted.

b)	The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit No.	Descriptions

2.1

Separation and Distribution Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 2.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)*

3.1

Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

3.2

Amended and Restated Bylaws of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

4.1

2024 Notes Indenture, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2024 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

4.2

First Supplemental Indenture to the 2024 Notes Indenture, dated as of June 28, 2019, by and among Lamb Weston Holdings, Inc., Lamb Weston BSW, LLC and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 2, 2019 (File No. 001-37830)

4.3

2026 Notes Indenture, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2026 Notes), incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

4.4

First Supplemental Indenture to the 2026 Notes Indenture, dated as of June 28, 2019, by and among Lamb Weston Holdings, Inc., Lamb Weston BSW, LLC and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 2, 2019 (File No. 001-37830)

4.5

2028 Notes Indenture, dated as of May 12, 2020, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2028 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 12, 2020 (File No. 001-37830)

4.6

Description of Lamb Weston Holdings, Inc.’s Securities, incorporated herein by reference to Exhibit 4.3 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2019 (File No. 001-37830)

10.1

Tax Matters Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.2

Employee Matters Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.3

Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.4

Credit Agreement, dated as of November 9, 2016, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.5 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.5

Amendment No. 2, dated as of December 1, 2017, to Credit Agreement, dated as of November 9, 2016, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)

10.6

Amendment No. 3, dated as of June 25, 2019, to Credit Agreement, dated as of November 9, 2016, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on July 1, 2019 (File No. 001-37830)

10.7

Amendment No. 4, dated as of April 17, 2020, to Credit Agreement, dated as of November 9, 2016, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on April 20, 2020 (File No. 001-37830)

10.8

Credit Agreement, dated as of June 28, 2019, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Northwest Farm Credit Services, PCA, as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on July 1, 2019 (File No. 001-37830)

10.9

First Amendment to Credit Agreement, dated as of April 20, 2020, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders and voting participants party thereto, and Northwest Farm Credit Services, PCA, as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on April 20, 2020 (File No. 001-37830)

10.10

Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)**

10.11

Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan, incorporated herein by reference to Exhibit 10.7 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.12

Form of Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan Participation Agreement, incorporated herein by reference to Exhibit 10.8 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.13

Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)**

10.14

Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.4 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)**

10.15

Letter Agreement, dated as of August 25, 2016, between ConAgra Foods, Inc. and Micheline C. Carter, incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001-37830)**

10.16

Letter Agreement, dated as of September 15, 2016, between ConAgra Foods, Inc. and Eryk J. Spytek, incorporated by reference to Exhibit 10.12 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001-37830)**

10.17

Letter Agreement, dated as of November 9, 2016, between Lamb Weston Holdings, Inc. and Robert M. McNutt, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 17, 2016 (File No. 001-37830)**

10.18

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (pre-March 2017), incorporated herein by reference to Exhibit 10.14 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)**

10.19

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Cash-settled),  incorporated herein by reference to Exhibit 10.21 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.20

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled), incorporated herein by reference to Exhibit 10.22 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.21

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-March 2017), incorporated herein by reference to Exhibit 10.23 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)**

10.22

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)**

10.23

Form of Lamb Weston Holdings, Inc. Performance Share Agreement (pre-July 2019), incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)**

10.24

Form of Lamb Weston Holdings, Inc. Performance Share Agreement (post-July 2019), incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 2, 2019 (File No. 001 37830)**

21.1	Subsidiaries of Lamb Weston Holdings, Inc.

23.1	Consent of KPMG LLP

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

LAMB WESTON HOLDINGS, INC.
LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT
Robert M. McNutt
Senior Vice President and Chief Financial Officer

	Date:	July 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS P. WERNER	President and Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2020
Thomas P. Werner

/s/ ROBERT M. MCNUTT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 28, 2020
Robert M. McNutt

/s/ BERNADETTE M. MADARIETA	Vice President and Controller (Principal Accounting Officer)	July 28, 2020
Bernadette M. Madarieta

/s/ PETER J. BENSEN	Director	July 28, 2020
Peter J. Bensen

/s/ CHARLES A. BLIXT	Director	July 28, 2020
Charles A. Blixt

/s/ ROBERT J. COVIELLO	Director	July 28, 2020
Robert J. Coviello

/s/ ANDRÉ J. HAWAUX	Director	July 28, 2020
André J. Hawaux

/s/ WILLIAM G. JURGENSEN	Director	July 28, 2020
William G. Jurgensen

/s/ THOMAS P. MAURER	Director	July 28, 2020
Thomas P. Maurer

/s/ HALA G. MODDELMOG	Director	July 28, 2020
Hala G. Moddelmog

/s/ ROBERT A. NIBLOCK	Director	July 28, 2020
Robert A. Niblock

/s/ MARIA RENNA SHARPE	Director	July 28, 2020
Maria Renna Sharpe