Form 10-Q
period 2020-08-30
Lamb Weston Holdings, Inc.
filed 2020-10-07
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2020

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

As of September 30, 2020, the Registrant had 146,339,062 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, dollars in millions, except per share amounts)

	Thirteen Weeks Ended
	August 30,	August 25,
	2020	2019
Net sales	$871.5	$989.0
Cost of sales	657.7	740.4
Gross profit	213.8	248.6
Selling, general and administrative expenses	78.1	78.6
Income from operations	135.7	170.0
Interest expense, net	30.3	28.2
Income before income taxes and equity method earnings	105.4	141.8
Income tax expense	28.0	36.7
Equity method investment earnings	11.9	10.6
Net income	$89.3	$115.7
Earnings per share
Basic	$0.61	$0.79
Diluted	$0.61	$0.79

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 30, 2020			August 25, 2019
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$117.3	$(28.0)	$89.3	$152.4	$(36.7)	$115.7
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income	0.1	—	0.1	0.2	—	0.2
Unrealized currency translation gains (losses)	41.9	(2.5)	39.4	(9.1)	—	(9.1)
Comprehensive income (loss)	$159.3	$(30.5)	$128.8	$143.5	$(36.7)	$106.8

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	August 30,	May 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,032.5	$1,364.0
Receivables, less allowance for doubtful accounts of $1.1 and $1.3	334.8	342.1
Inventories	470.6	486.7
Prepaid expenses and other current assets	53.1	109.8
Total current assets	1,891.0	2,302.6
Property, plant and equipment, net	1,511.5	1,535.0
Operating lease assets	158.4	167.0
Equity method investments	275.0	250.2
Goodwill	323.3	303.8
Intangible assets, net	38.5	38.3
Other assets	74.9	65.4
Total assets	$4,272.6	$4,662.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$0.7	$498.7
Current portion of long-term debt and financing obligations	52.8	48.8
Accounts payable	259.3	244.4
Accrued liabilities	236.8	233.0
Total current liabilities	549.6	1,024.9
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,980.8	2,992.6
Deferred income taxes	157.2	152.5
Other noncurrent liabilities	253.0	252.3
Total long-term liabilities	3,391.0	3,397.4
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 147,430,952 and 146,993,751 shares issued	147.4	147.0
Additional distributed capital	(856.5)	(862.9)
Retained earnings	1,119.9	1,064.6
Accumulated other comprehensive loss	(1.0)	(40.5)
Treasury stock, at cost, 1,106,009 and 954,858 common shares	(77.8)	(68.2)
Total stockholders' equity	332.0	240.0
Total liabilities and stockholders’ equity	$4,272.6	$4,662.3

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except shares and per share data)

	Thirteen Weeks Ended August 30, 2020 and August 25, 2019
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 31, 2020	146,038,893	$147.0	$(68.2)	$(862.9)	$1,064.6	$(40.5)	$240.0
Dividends declared, $0.23 per share	—	—	—	—	(33.7)	—	(33.7)
Common stock issued	437,201	0.4	—	0.2	—	—	0.6
Stock-settled, stock-based compensation expense	—	—	—	6.0	—	—	6.0
Common stock withheld to cover taxes	(151,151)	—	(9.6)	—	—	—	(9.6)
Other	—	—	—	0.2	(0.3)	—	(0.1)
Comprehensive income	—	—	—	—	89.3	39.5	128.8
Balance at August 30, 2020	146,324,943	$147.4	$(77.8)	$(856.5)	$1,119.9	$(1.0)	$332.0

Balance at May 26, 2019	146,069,033	$146.7	$(39.3)	$(890.3)	$803.6	$(25.3)	$(4.6)
Adoption of ASC 842 leases	—	—	—	—	20.5	—	20.5
Dividends declared, $0.20 per share	—	—	—	—	(29.2)	—	(29.2)
Common stock issued	105,410	0.1	—	(0.1)	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	5.4	—	—	5.4
Repurchase of common stock and common stock withheld to cover taxes	(111,721)	—	(7.4)	—	—	—	(7.4)
Other	—	—	—	0.3	0.5	—	0.8
Comprehensive income (loss)	—	—	—	—	115.7	(8.9)	106.8
Balance at August 25, 2019	146,062,722	$146.8	$(46.7)	$(884.7)	$911.1	$(34.2)	$92.3

See Condensed Notes to Consolidated Financial Statements

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirteen Weeks Ended
	August 30,	August 25,
	2020	2019
Cash flows from operating activities
Net income	$89.3	$115.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	46.9	46.0
Stock-settled, stock-based compensation expense	6.0	5.4
Earnings of joint ventures in excess of distributions	(9.2)	(0.5)
Deferred income taxes	1.9	10.3
Other	10.8	5.6
Changes in operating assets and liabilities, net of acquisitions:
Receivables	9.1	(27.0)
Inventories	18.0	35.6
Income taxes payable/receivable, net	29.0	24.8
Prepaid expenses and other current assets	38.0	43.3
Accounts payable	18.7	7.7
Accrued liabilities	(7.9)	(28.4)
Net cash provided by operating activities	$250.6	$238.5
Cash flows from investing activities
Additions to property, plant and equipment	(20.6)	(50.3)
Acquisition of business, net of cash acquired	—	(116.9)
Other	(12.5)	(9.5)
Net cash used for investing activities	$(33.1)	$(176.7)
Cash flows from financing activities
Repayments of short-term borrowings, net	(498.1)	(8.3)
Dividends paid	(33.6)	(29.2)
Repurchase of common stock and common stock withheld to cover taxes	(9.6)	(7.4)
Repayments of debt and financing obligations	(9.2)	(309.0)
Proceeds from issuance of debt	—	299.3
Other	0.3	(0.3)
Net cash used for financing activities	$(550.2)	$(54.9)
Effect of exchange rate changes on cash and cash equivalents	1.2	(0.1)
Net increase (decrease) in cash and cash equivalents	(331.5)	6.8
Cash and cash equivalents, beginning of the period	1,364.0	12.2
Cash and cash equivalents, end of period	$1,032.5	$19.0

See Condensed Notes to Consolidated Financial Statements.

Condensed Notes to Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”), along with our joint venture partners, is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We have four reportable segments: Global, Foodservice, Retail, and Other. See Note 13, Segments, for additional information on our reportable segments.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen weeks ended August 30, 2020 and August 25, 2019, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. These financial statements include all adjustments that we consider necessary for a fair presentation of such financial statements and consist only of normal recurring adjustments. The preparation of financial statements involves the use of estimates and accruals. The inputs into our judgements and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. The actual results that we experience may differ materially from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May.

These financial statements and condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 28, 2020.

New and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Receivables – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaces the existing incurred loss impairment model by requiring the use of forward-looking information to assess expected credit losses. We adopted this guidance on June 1, 2020 (the beginning of fiscal 2021), and it did not to have a significant impact on our financial statements or condensed notes to consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Interbank Offered Rate (“LIBOR”). This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately and generally can be applied through December 31, 2022. We are currently evaluating the potential impact of this standard on our financial statements.

Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. This guidance is effective for our fiscal 2021. The adoption of this standard is not expected to have a significant impact on our notes to consolidated financial statements.

There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions, except per share amounts):

	Thirteen Weeks Ended
	August 30,	August 25,
	2020	2019
Numerator:
Net income	$89.3	$115.7

Denominator:
Basic weighted average common shares outstanding	146.3	146.2
Add: Dilutive effect of employee incentive plans (a)	0.8	0.8
Diluted weighted average common shares outstanding	147.1	147.0

Earnings per share
Basic	$0.61	$0.79
Diluted	$0.61	$0.79
(a)	Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of August 30, 2020, and August 25, 2019, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES

Income tax expense was $28.0 million and $36.7 million for the thirteen weeks ended August 30, 2020 and August 25, 2019, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.9% and 24.1% for the thirteen weeks ended August 30, 2020 and August 25, 2019, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Income Taxes Paid

Income tax refunds, net of taxes paid were $2.8 million during the thirteen weeks ended August 30, 2020. Income taxes paid, net of refunds, were $1.5 million during the thirteen weeks ended August 25, 2019.

Unrecognized Tax Benefits

There have been no material changes to the unrecognized tax benefits disclosed in Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K, and we do not expect any significant changes to unrecognized tax benefits in the next 12 months.

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	August 30,	May 31,
	2020	2020
Raw materials and packaging	$67.2	$106.2
Finished goods	363.2	339.2
Supplies and other	40.2	41.3
Inventories	$470.6	$486.7

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows (dollars in millions):

	August 30,	May 31,
	2020	2020
Land and land improvements	$107.2	$107.2
Buildings, machinery, and equipment	2,688.9	2,670.1
Furniture, fixtures, office equipment, and other	112.1	107.1
Construction in progress	60.0	58.3
Property, plant and equipment, at cost	2,968.2	2,942.7
Less accumulated depreciation	(1,456.7)	(1,407.7)
Property, plant and equipment, net	$1,511.5	$1,535.0

Depreciation expense was $44.9 million and $42.6 million for the thirteen weeks ended August 30, 2020 and August 25, 2019, respectively. At August 30, 2020 and May 31, 2020, purchases of property, plant and equipment included in accounts payable were $6.2 million and $9.9 million, respectively.

Interest capitalized within construction in progress for both the thirteen weeks ended August 30, 2020 and August 25, 2019, was $0.5 million.

6.    INVESTMENTS IN JOINT VENTURES

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., which is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe. We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing venture based in the United States. We also hold a 50% interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Sociedad Commercial del Plata, which is headquartered in Argentina. This joint venture manufactures and sells frozen potato products principally in South America. These investments are accounted for using equity method accounting.

The carrying value of our equity method investments, which includes Lamb-Weston/Meijer, Lamb Weston RDO, and LWAMSA at August 30, 2020 and May 31, 2020, was $275.0 million and $250.2 million, respectively, and are included in “Equity method investments” on our Consolidated Balance Sheets. For the thirteen weeks ended August 30, 2020 and August 25, 2019, we had sales to our equity method investments of $3.0 million and $7.3 million, respectively, and payments to our equity method investments of $1.1 million and $3.2 million, respectively. Total dividends from our equity method investments were $2.7 million and $10.2 million for the thirteen weeks ended August 30, 2020 and August 25, 2019, respectively.

We have an agreement to share the costs of our global enterprise resource planning (“ERP”) system and related software and services with Lamb-Weston/Meijer. Under the terms of the agreement, Lamb-Weston/Meijer will pay us for the majority of their portion of the ERP costs in five equal annual payments, plus interest, beginning in the period the system is deployed at Lamb-Weston/Meijer. As of August 30, 2020, Lamb-Weston/Meijer’s portion of the ERP costs totaled $15.7 million. During fiscal 2021 and 2020, we received $2.0 million and $1.0 million from Lamb-Weston/Meijer, and we had $12.6 million and $12.0 million of receivables recorded on our Consolidated Balance Sheets as of August 30, 2020 and May 31, 2020. Of the $12.6 million and $12.0 million of receivables, $0.3 and $1.8 million were recorded in “Receivables, net” and $12.3 million and $10.2 million were recorded in “Other assets,” respectively. We expect the total receivable from Lamb-Weston/Meijer to increase as development and implementation of the ERP system progresses.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the thirteen weeks ended August 30, 2020 (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 31, 2020	$245.6	$42.8	$10.9	$4.5	$303.8
Foreign currency translation adjustment	19.5	—	—	—	19.5
Balance at August 30, 2020	$265.1	$42.8	$10.9	$4.5	$323.3

Other identifiable intangible assets were as follows (dollars in millions):

	August 30, 2020				May 31, 2020
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	11	43.3	(22.8)	20.5	11	42.4	(22.1)	20.3
		$61.3	$(22.8)	$38.5		$60.4	$(22.1)	$38.3
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Amortization expense was $0.7 million and $0.5 million for the thirteen weeks ended August 30, 2020 and August 25, 2019, respectively. Foreign intangible assets are affected by foreign currency translation.

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	August 30,	May 31,
	2020	2020
Compensation and benefits	$51.5	$74.5
Accrued trade promotions	36.7	42.5
Accrued interest	34.0	8.7
Dividends payable to shareholders	33.7	33.6
Current portion of operating lease liabilities	28.8	28.4
Franchise, property, and sales and use taxes	12.1	9.4
Income taxes payable	11.0	1.3
Other	29.0	34.6
Accrued liabilities	$236.8	$233.0

9.   DEBT AND FINANCING OBLIGATIONS

At August 30, 2020 and May 31, 2020, our debt, including financing obligations was as follows (dollars in millions):

	August 30,	May 31,
	2020	2020
Short-term borrowings:
Revolving credit facility	$—	$495.0
Other credit facilities	0.7	3.7
	0.7	498.7
Long-term debt:
Term loan facility, due 2021	271.9	276.6
Term A-1 loan facility, due 2024	285.0	288.7
Term A-2 loan facility, due 2025	325.0	325.0
4.625% senior notes, due 2024	833.0	833.0
4.875% senior notes, due 2026	833.0	833.0
4.875% senior notes, due 2028	500.0	500.0
	3,047.9	3,056.3
Financing obligations:
Lease financing obligations due on various dates through 2040 (a)	12.7	13.3
	12.7	13.3

Total debt and financing obligations	3,061.3	3,568.3
Debt issuance costs	(27.0)	(28.2)
Short-term borrowings	(0.7)	(498.7)
Current portion of long-term debt and financing obligations	(52.8)	(48.8)
Long-term debt and financing obligations, excluding current portion	$2,980.8	$2,992.6
(a)	The interest rates on our lease financing obligations range from 2.31% to 4.10% at both August 30, 2020 and May 31, 2020.

Revolving Credit Facility

At August 30, 2020, we had no borrowings outstanding under our revolving credit facility and $495.1 million of availability under the facility, which is net of outstanding letters of credit of $4.9 million. For the thirteen weeks ended August 30, 2020, borrowings under the facility ranged from zero to $495.0 million and the weighted average interest rate for our outstanding borrowings under the facility was 1.68%.

We paid $5.7 million of interest on debt for both the thirteen weeks ended August 30, 2020 and August 25, 2019.

On September 17, 2020, we amended our credit agreement, dated as of November 9, 2016, relating to our existing revolving credit facility discussed above (“Amended Revolving Credit Facility”). The Amended Revolving Credit Facility, among other things, increases the aggregate principal amount to $750.0 million and extends the maturity date to September 17, 2023. In addition, we may add incremental term loan facilities, increase commitments and/or add new revolving commitments in an aggregate principal amount not to exceed the sum of (A) the greater of $600.0 million or 75% of our Consolidated EBITDA (as defined in the Amended Revolving Credit Facility) and (B) an amount based on our consolidated net leverage ratio. Borrowings under the Amended Revolving Credit Facility bear interest at LIBOR or the Base Rate (each as defined in the Amended Revolving Credit Facility) plus an applicable rate ranging from 1.25% to 2.25% for LIBOR-based loans and from 0.25% to 1.25% for Base Rate-based loans, depending upon our consolidated net leverage ratio. In addition to paying interest, we will pay an annual commitment fee for undrawn amounts at a rate of 0.20% to 0.40%, depending on our consolidated net leverage ratio. The Amended Revolving Credit Facility requires us to maintain a consolidated net leverage ratio no greater than 5.25 to 1.00, decreasing ratably to 4.50 to 1.00 on February 26, 2022 through maturity; and an interest coverage ratio no less than 2.75 to 1.00.

In connection with the Amended Revolving Credit Facility, we repaid the outstanding $271.9 million term loan facility due in November 2021 with cash on hand. As of our fiscal month ended September 27, 2020, no borrowings were outstanding under the Amended Revolving Credit Facility.

Term A-1 and A-2 Loan Facilities

On September 23, 2020, in connection with the Amended Revolving Credit Facility, we amended the credit agreement, dated as of June 28, 2019, relating to our Term A-1 and A-2 Loan Facilities (“Term Loan Facilities”), to, among other things, modify the Term Loan Facilities to make conforming changes to the affirmative and negative covenants under the Term Loan Facilities. The financial covenants under the Term Loan Facilities remain unchanged, requiring a consolidated net leverage ratio no greater than 4.50 to 1.00 and an interest coverage ratio no less than 2.75 to 1.00.

10.   STOCK-BASED COMPENSATION

The Compensation Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. During the thirteen weeks ended August 30, 2020, we granted 0.2 million RSUs at an average grant date fair value of $59.45. As of August 30, 2020, 7.4 million shares were available for future grant under the plan.

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended
	August 30,	August 25,
	2020	2019
Stock-settled RSUs	$3.5	$2.8
Performance Shares	2.5	2.5
Stock options	—	0.1
Stock-settled compensation expense	6.0	5.4
Cash-settled RSUs (a)	—	1.0
Total compensation expense	6.0	6.4
Income tax benefit (b)	(1.1)	(1.2)
Total compensation expense, net of tax benefit	$4.9	$5.2
(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” on our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at August 30, 2020, total unrecognized compensation expense related to stock-based awards was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock-settled RSUs	$26.1	2.3
Performance Shares	6.3	1.4
Total unrecognized stock-based expense	$32.4	2.1

11.   FAIR VALUE MEASUREMENTS

For information about our fair value policies, methods and assumptions used in estimating the fair value of our financial assets and liabilities, see Note 1, Nature of Operations and Summary of Significant Accounting Policies and Note 12, Fair Value Measurements, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

The fair values of cash and cash equivalents, receivables, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall (dollars in millions):

	As of August 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.1	$—	$—	$0.1
Derivative assets (a)	—	2.6	—	2.6
Total assets	$0.1	$2.6	$—	$2.7
Liabilities:
Deferred compensation liabilities (b)	—	21.1	—	21.1
Total liabilities	$—	$21.1	$—	$21.1

	As of May 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.1	$—	$—	$0.1
Total assets	$0.1	$—	$—	$0.1
Liabilities:
Derivative liabilities (a)	$—	$4.7	$—	$4.7
Deferred compensation liabilities (b)	—	18.0	—	18.0
Total liabilities	$—	$22.7	$—	$22.7
(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts. The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

Non-financial assets such as property, plant and equipment, and intangible assets are recorded at fair value only if an impairment is recognized. Cost and equity investments are measured at fair value on a non-recurring basis.

At August 30, 2020, we had $2,166.0 million of fixed-rate and $882.6 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at August 30, 2020, was estimated to be $2,297.5 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In December 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. During the thirteen weeks ended August 30, 2020, we did not repurchase any shares. As of August 30, 2020, $195.3 million remained authorized for repurchase under the program.

Dividends

During the thirteen weeks ended August 30, 2020, we paid $33.6 million of dividends to common stockholders. On September 4, 2020, we paid $33.7 million of dividends to stockholders of record as of the close of business on August 7, 2020. On September 24, 2020, our Board of Directors declared a dividend of $0.23 per share of common stock. The dividend will be paid on December 4, 2020, to stockholders of record as of the close of business on November 6, 2020.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Changes in AOCI, net of taxes, as of August 30, 2020 were as follows (dollars in millions).

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
	Gains (Losses)	Benefits		Loss
Balance as of May 31, 2020	$(36.3)	$(4.2)		$(40.5)
Other comprehensive income before reclassifications, net of tax	39.4	—		39.4
Amounts reclassified out of AOCI, net of tax	—	0.1	(a)	0.1
Net current-period other comprehensive income (loss)	39.4	0.1		39.5
Balance as of August 30, 2020	$3.1	$(4.1)		$(1.0)
(a)	Actuarial losses on pension and post-retirement benefits included in AOCI to be amortized over the next 12 months is a net loss of $0.3 million ($0.2 million after tax).

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

	Thirteen Weeks Ended
	August 30,	August 25,
(in millions)	2020 (a)	2019
Net sales
Global	$447.5	$517.6
Foodservice	236.7	305.4
Retail	153.9	129.3
Other	33.4	36.7
Total net sales	871.5	989.0
Product contribution margin (b)
Global	77.8	102.7
Foodservice	85.8	102.5
Retail	35.8	28.9
Other (c)	13.2	9.7
	212.6	243.8
Advertising and promotion expenses (b)	1.2	4.8
Gross profit	213.8	248.6
Selling, general and administrative expenses	78.1	78.6
Income from operations	135.7	170.0
Interest expense, net	30.3	28.2
Income tax expense	28.0	36.7
Equity method investment earnings	11.9	10.6
Net income	$89.3	$115.7
(a)	On March 11, 2020, the World Health Organization declared the spread of COVID-19 a global pandemic. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions, including restrictions on dine-in purchases and the imposition of stay-at-home orders, were imposed in the United States and in our international markets. These restrictions had a negative impact on our sales, costs, earnings of our joint ventures, and therefore our net income. The increase in our costs, and the costs of our joint ventures, related to factory utilization and production inefficiencies, manufacturing and operational disruptions directly attributable to the pandemic, as well as incremental warehousing and transportation costs, and costs to enhance employee safety measures, including purchases of safety and health screening equipment, retaining sales employees, and expensing certain capitalized manufacturing facility expansion projects that were stopped.

(b)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because the amounts are directly associated with segment performance; it excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance.

(c)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 11%and 10% of consolidated “Net sales” for the thirteen weeks ended August 30, 2020 and August 25, 2019, respectively. No customer accounted for more than 10% of our consolidated accounts receivable as of August 30, 2020 or May 31, 2020.

14.   COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as “MD&A,” contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “believe,” “estimate,” “support,” “impact,” “remain,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, liquidity, dividends, share repurchases, capital expenditures, operational costs, ERP implementation and business outlook and prospects, as well as the impact of the COVID-19 pandemic on the industry and consumer demand. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: impacts on our business due to health pandemics or other contagious outbreaks, such as the current COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply or other constraints in the availability of key commodities and other necessary services; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (the “Form 10-K”), which we filed with the SEC on July 28, 2020.

Overview

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” “the Company,” or “Lamb Weston”), along with our joint ventures, is a leading global producer, distributor, and marketer of value-added frozen potato products. We, along with our joint ventures, are the number one supplier of value-added frozen potato products in North America and a leading supplier of value-added frozen potato products internationally, with a strong and growing presence in high-growth emerging markets. We, along with our joint ventures, offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent the majority of our value-added frozen potato product portfolio.

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

Executive Summary

On March 11, 2020 (during the fourth quarter of fiscal 2020), the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. Throughout this pandemic, our primary focus and attention has remained directed towards the health and well-being of our employees, and we have taken numerous steps to keep our employees safe, including implementing enhanced sanitation protocols and preventative screenings at all our manufacturing facilities, providing masks and requiring social distancing for employees across all our facilities, providing benefits that help support our employees and their families, and implementing remote work arrangements for functional support areas to comply with shelter-in-place orders and federal and local government recommendations. If an employee at one of our manufacturing facilities tests positive for COVID-19, we have developed plans to temporarily close the area where the employee works in order to sanitize and disinfect the facility before allowing employees to return to the facility and restart operations.

Lamb Weston’s financial performance in the first quarter of fiscal 2021 reflects the effect on frozen potato demand and restaurant traffic following the significant government-imposed social and economic restrictions to control the spread of COVID-19. While demand trends have improved in each of our U.S. sales channels since the end of fiscal 2020, demand for our products remain below pre-pandemic levels. As a result, our sales and earnings in the fiscal first quarter declined as compared to the first quarter of fiscal 2020. Specifically:

●	Net sales declined 12% to $871.5 million
●	Income from operations declined 20% to $135.7 million
●	Net income declined 23% to $89.3 million
●	Diluted earnings per share declined 23% to $0.61
●	EBITDA including unconsolidated joint ventures declined 13%, to $201.8 million
●	Income from operations and EBITDA including unconsolidated joint ventures included approximately $20 million and $21 million of net costs, respectively, related to the pandemic’s impact on our operations, as described below

In the first quarter of fiscal 2021, our net cash provided by operating activities was $250.6 million, up 5% as compared to the first quarter of fiscal 2020. We also paid $33.6 million of cash dividends to shareholders.

As compared to the first quarter of fiscal 2020, price/mix increased, largely due to higher prices and improved mix in our Foodservice and Retail segments, while our volume declined as demand for frozen potato products outside the home fell following government-imposed restrictions on restaurants and other foodservice operations to slow the spread of COVID-19. Income from operations declined due to lower sales as well as approximately $20 million of costs, net of employee retention credits provided by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and other labor incentives, related to the pandemic’s impact on operations, which included:

●	Approximately $6 million of factory utilization-related production costs and inefficiencies, such as labor retention costs; costs to shut down, sanitize, and restart manufacturing facilities after a production employee was infected by the virus; costs arising from modifying production schedules and reducing run-times; and additional costs and inefficiencies related to manufacturing retail products on lines primarily designed for foodservice products;

●	Approximately $10 million of non-utilization-related costs, of which approximately $3 million relates to expensing the remaining crop year 2019 contracts for raw potatoes that could not be used due to the pandemic’s near-term effect on demand, and approximately $7 million of expense for enhanced employee safety and sanitation protocols as well as incremental warehousing, transportation and other supply chain costs; and

●	Approximately $4 million of selling, general and administrative expenses (“SG&A”), largely comprised of costs to retain certain sales employees, net of CARES Act retention credits and other labor incentives.

The amount of COVID-19 related costs sequentially decreased from fourth quarter of fiscal 2020, however, we expect that we will continue to incur some of these costs until the pandemic no longer has an impact on our manufacturing, supply chain, commercial and functional support operations.

We expect that we will continue to realize the impact of the pandemic on the U.S. and global economies, global consumer demand for frozen potato products, and on our business and financial results for the remainder of fiscal 2021. While the impact is uncertain, we continue to closely monitor the global french fry industry, including consumer reaction and demand. During the first quarter, we observed the following:

●	In the U.S., overall restaurant traffic and demand for frozen potato products steadily improved early in the quarter, then largely stabilized at below pre-pandemic levels during the latter half of our first quarter. Traffic at large, quick service chain restaurants (“QSRs”) approached prior-year levels by leveraging drive-thru and delivery formats. Full-service restaurant traffic recovered to 70% to 80% of prior-year levels by the end of the quarter, aided by the relaxing of government-imposed restrictions for on-premise dining, as well as increased carry-out and delivery. Demand by our non-commercial customers (i.e., lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments) was significantly below prior-year levels. We continue to expect traffic and demand at full-service restaurants and non-commercial operations to be more vulnerable than at QSRs, especially as options for outdoor dining become more limited with the onset of colder weather beginning in our second quarter. In contrast, demand for retail frozen potato products significantly increased along with overall food-at-home consumption with the adoption of social distancing policies and government-imposed shelter-in-place restrictions. Retail demand growth peaked early in the quarter, and steadily moderated as the quarter progressed.

●	In Europe, which is served by our Lamb-Weston/Meijer joint venture, demand for frozen potato products steadily approached prior-year levels by the end of the quarter, although demand at this time last year was tempered due to a poor potato crop. Since most consumption in Europe is dine-in or carry-out as QSR drive-thru options are more limited, we anticipate that demand may be tempered as options for outdoor dining decline with the onset of colder weather beginning in our second quarter.

●	Demand improvement in our other key international markets was mixed. In China and Australia, demand for frozen potato products steadily improved and was approaching prior-year levels by the end of the quarter. In our other key markets, which are primarily in Asia and Latin America, the improvement in restaurant traffic and demand for frozen potato products has been uneven as governments employ differing approaches to contain the spread of COVID-19.

In response to the decline in consumer and customer demand related to the pandemic, we have taken actions, and will continue to evaluate various options, to lower our cost structure and maximize the efficiency of our manufacturing and commercial operations, including temporarily closing facilities and/or modifying production schedules to rebalance utilization rates across our manufacturing network.

As discussed above, the government-imposed severe social and business restrictions, including closing or partially closing restaurants and other foodservice operations, have decreased the demand for our products. The outlook for the spread and eventual containment of COVID-19 remains unpredictable, as does its potential impact on the global economy, restaurant traffic, customer and consumer demand, our supply chain, and availability of key commodities and other necessary services. During these uncertain times, our top priorities are to ensure the health and welfare of our employees, maintain product safety, and continue to support our customers as they work to manage their supply chains and inventories. While the near-term impact of the pandemic on consumer demand and sales volume is likely to be material, we believe we have sufficient liquidity to manage through the uncertainty. See “Liquidity and Capital Resources” in this MD&A for more information.

Operating Results

We have four reportable segments: Global, Foodservice, Retail, and Other. We report product contribution margin by segment. Product contribution margin is the primary measure reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because the amounts are directly associated with segment performance; it excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance. For additional information on our reportable segments and product contribution margin, see Note 13, Segments, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Thirteen Weeks Ended August 30, 2020 compared to Thirteen Weeks Ended August 25, 2019 (dollars in millions)

Net Sales and Product Contribution Margin

	Thirteen Weeks Ended
	August 30,	August 25,	%
	2020	2019	Inc/(Dec)
Segment sales
Global	$447.5	$517.6	(14%)
Foodservice	236.7	305.4	(22%)
Retail	153.9	129.3	19%
Other	33.4	36.7	(9%)
	$871.5	$989.0	(12%)

Segment product contribution margin
Global	$77.8	$102.7	(24%)
Foodservice	85.8	102.5	(16%)
Retail	35.8	28.9	24%
Other	13.2	9.7	36%
	212.6	243.8	(13%)
Advertising and promotion expenses	1.2	4.8	(75%)
Gross profit	$213.8	$248.6	(14%)

Net Sales

Lamb Weston’s net sales for the first quarter of fiscal 2021 were $871.5 million, a decline of $117.5 million, or 12%, compared to the first quarter of fiscal 2020. Price/mix increased 2% due to improved price/mix in the Foodservice and Retail segments. Volume declined 14%, reflecting the decline in demand for frozen potato products outside the home following government-imposed restrictions on restaurants and other foodservice operations to slow the spread of COVID-19. The decline was partially offset by increased sales of frozen potato products for in-home consumption.

Global segment net sales decreased $70.1 million, or 14%, to $447.5 million, compared with $517.6 million in the first quarter of fiscal 2020. Price/mix decreased 1% as a result of negative mix. Volume declined 13%, primarily due to the decline in demand for frozen potato products outside the home as a result of the pandemic’s negative impact on restaurant and other foodservice-related traffic in the U.S. and in most of our key international markets.

Foodservice segment net sales declined $68.7 million, or 22%, to $236.7 million, compared with $305.4 million in the first quarter of fiscal 2020. Price/mix increased 6%, reflecting the carryover benefit of pricing actions implemented during fiscal 2020, partially offset by unfavorable mix as sales of Lamb Weston branded and premium products softened. Volume decreased 28% due to the decline in demand for frozen potato products outside the home as a result of the pandemic’s negative impact on restaurant and non-commercial customers, such as lodging and hospitality, schools and universities, sports and entertainment, and workplace environments.

Retail segment net sales increased $24.6 million, or 19%, to $153.9 million, compared with $129.3 million in the first quarter of fiscal 2020. Volume increased 11% due to increased sales of frozen potato products for in-home consumption following government-imposed stay-at-home orders. Shipments of our premium and mainstream branded offerings, which have historically comprised approximately 40% of the segment’s shipments, were strong, but were partially offset by a decline in private label product shipments, reflecting the loss of certain low-margin private label business beginning in the second quarter of fiscal 2020. Price/mix increased 8%, largely driven by favorable mix from increased sales of branded products.

Net sales in our Other segment declined $3.3 million, or 9%, to $33.4 million, compared with $36.7 million in the first quarter of fiscal 2020, largely due to lower volumes in our vegetable business.

Product Contribution Margin

Lamb Weston’s product contribution margin for the first quarter of fiscal 2021 was $212.6 million, a decline of $31.2 million, or 13%, compared to the first quarter of fiscal 2020. The decline primarily related to lower sales due to the pandemic and approximately $16 million of pandemic-related costs, net of CARES Act retention credits and other labor incentives, resulting from lower factory utilization and production inefficiencies, manufacturing and operational disruptions directly attributable to the pandemic, and other supply chain costs discussed above.

Global segment product contribution margin declined $24.9 million, or 24%, to $77.8 million in the first quarter of fiscal 2021. Pandemic-related costs accounted for approximately $9 million of the decline, with the remainder driven by lower sales. Global segment cost of sales was $369.3 million, down 11% compared to the first quarter of fiscal 2020, primarily due to lower sales, partially offset by the pandemic costs cited above. Advertising and promotion expense was lower in the first quarter of fiscal 2021, as compared to prior year period.

Foodservice segment product contribution margin declined $16.7 million, or 16%, to $85.8 million in the first quarter of fiscal 2021. Pandemic-related costs accounted for approximately $4 million of the decline, with the remainder driven by lower sales volume, partially offset by favorable price/mix. Cost of sales was $150.3 million, down 25% compared to the first quarter of fiscal 2020, due to lower sales volumes. Advertising and promotion expense was lower in the first quarter of fiscal 2021, as compared with the prior year period.

Retail segment product contribution margin increased $6.9 million, or 24%, to $35.8 million. Higher sales volumes, favorable mix and a $1.9 million decline in advertising and promotional expenses drove the increase, which was partially offset by approximately $3 million of pandemic-related costs. Cost of sales was $118.1 million, up 20% compared to the first quarter of fiscal 2020, primarily due to higher sales volume.

Other segment product contribution margin was $13.2 million, an increase of $3.5 million as compared with $9.7 million in the first quarter of fiscal 2020. These amounts include a $7.7 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the first quarter of fiscal 2021, and a $3.1 million gain related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin declined $1.1 million, largely due to higher costs in our vegetable business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined $0.5 million, or less than 1%, to $78.1 million in the first quarter of fiscal 2021 compared with the same period in 2020, as cost management efforts and a $3.7 million decline in advertising and promotional expenses offset approximately $4 million of pandemic-related expenses described above, as well as approximately $1 million of non-recurring expenses (primarily consulting expenses) associated with developing and implementing a new enterprise resource planning (“ERP”) system.

Interest Expense, Net

Interest expense, net was $30.3 million for the first quarter of fiscal 2021, an increase of $2.1 million compared with the same period in fiscal 2020. The increase in “Interest expense, net” was the result of higher average total debt versus the prior year. For more information on this refinance see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the first quarter of fiscal 2021 and 2020 was $28.0 million and $36.7 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.9% and 24.1% for the first quarter of fiscal 2021 and 2020, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $11.9 million and $10.6 million for the first quarter of fiscal 2021 and 2020, respectively. Equity method investment earnings included a $4.7 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first quarter of fiscal 2021, compared to a $1.1 million unrealized gain related to the contracts in the first quarter of fiscal 2020. Excluding the mark-to-market adjustments, earnings from equity method investments declined $2.3 million compared to the prior year period. Pandemic-related manufacturing costs and SG&A expenses accounted for approximately $1 million of the decline, with the remainder largely driven by lower sales following government-imposed restrictions on restaurant and other foodservice operations.

Liquidity and Capital Resources

Sources and Uses of Cash

The current COVID-19 pandemic has disrupted our business and operating results. As a result of the uncertainties caused by the pandemic, we have taken, and are continuing to take, actions to enhance liquidity. We limited discretionary expenses across the Company; implemented a hiring and salary freeze for our U.S. salaried positions; suspended future share repurchases, and received benefits under the CARES Act and other labor incentives. In addition, in September 2020, we amended our credit agreement to increase available borrowings under our revolving credit facility from $500.0 million to $750.0 million and extended the maturity date to September 2023. In connection with the amendment, we used cash on hand to repay the $271.9 million term loan facility due in November 2021. Considering the current environment, with a significant number of employees working remotely, we have also deferred the second phase of our new ERP system implementation. As a result of our actions, our cash and cash equivalents balance was $1,032.5 million and approximately $800 million at August 30, 2020 and at the end of our fiscal month ended September 27, 2020, respectively.

We believe our cash on hand, cash flows from operations and our current credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, capital expenditures, dividends on our common stock, and other financing requirements for the foreseeable future. We continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our credit agreements governing our senior secured debt and indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirteen Weeks Ended
	August 30,	August 25,	Provided by
	2020	2019	(Used for)
Net cash flows provided by (used for):
Operating activities	$250.6	$238.5	$12.1
Investing activities	(33.1)	(176.7)	143.6
Financing activities	(550.2)	(54.9)	(495.3)
	(332.7)	6.9	(339.6)
Effect of exchange rate changes on cash and cash equivalents	1.2	(0.1)	1.3
Net increase (decrease) in cash and cash equivalents	$(331.5)	$6.8	$(338.3)

Operating Activities

In the first quarter of fiscal 2021, cash provided by operating activities increased $12.1 million to $250.6 million, compared with $238.5 million in the same period a year ago. The increase related to $48.9 million of cash provided by favorable changes in working capital, partially offset by a $36.8 million decrease in income from operations, adjusted for non-cash income and expenses. Favorable changes in working capital primarily related to lower sales and therefore, lower receivables in first quarter 2021, compared with the same period in fiscal 2020, and the timing of the collection of accounts receivable. A lower incentive compensation payout in fiscal 2020, relative to fiscal 2019, also contributed to the favorable changes in working capital. These increases in working capital were partially offset by a larger finished goods inventory build in first quarter of fiscal 2021, compared with fiscal 2020, due to the abnormally low finished goods inventories at the end of fiscal 2020, as we balanced production with declining demand resulting from the impact of the COVID-19 pandemic. Lower earnings from operations in first quarter of fiscal 2021 related to government-imposed restrictions on restaurants and other foodservice operations to slow the spread of COVID-19 and approximately $21 million of pandemic-related costs, net of CARES Act retention credits and other labor incentives. See “Operating Results” in this MD&A for more information.

Investing Activities

Investing activities used $33.1 million of cash in the first quarter of fiscal 2021, compared with $176.7 million in the same period in the prior year. The decrease related to our efforts to preserve liquidity and defer strategic capital expenditures. We increased our estimate of fiscal 2021 capital expenditures from $140 million to $180 million, reflecting investments in productivity, optimization and growth capacity projects. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, including the impact of COVID-19, and our regulatory compliance requirements.

Financing Activities

During the first quarter of fiscal 2021, cash used for financing activities increased $495.3 million to $550.2 million, compared with $54.9 million during the same period a year ago. During the first quarter of fiscal 2021, financing activities primarily related to the repayment of $498.1 million of short-term borrowings, the payment of $33.6 million in cash dividends to common stockholders, and $9.2 million of debt and financing obligations repayments. Financing activities also included $9.6 million for the repurchase of 151,151 shares for restricted stock tax withholdings. Given the uncertainty of the COVID-19 pandemic, we have temporarily suspended share repurchases in the near-term to provide us with additional liquidity. In September 2020, we amended our credit agreement to increase available borrowings under our revolving credit facility from $500.0 million to $750.0 million and extended the maturity to September 2023. In addition, we used cash on hand to repay the $271.9 million term loan facility due in November 2021. As of our fiscal month ended September 27, 2020, no borrowings were outstanding under the amended revolving credit facility.

During the first quarter of fiscal 2020, financing activities primarily related to $309.0 million of debt and financing obligation repayments, $299.3 million of net proceeds from the issuance of debt related to our refinancing $300.0 million of the $599.1 million term loan facility outstanding at May 26, 2019, the payment of $29.2 million in cash dividends to common stockholders, $8.3 million of short-term borrowing repayments and a $3.5 million increase in cash used to repurchase 111,721 shares of our common stock, including tax withholdings in connection with vesting of restricted stock.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At August 30, 2020, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

Obligations and Commitments

Except for the $271.9 million repayment in September 2020 of the term loan facility due in 2021, there have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

To supplement the financial information included in this report, we have presented EBITDA and EBITDA including unconsolidated joint ventures, each of which is considered a non-GAAP financial measure.

Lamb Weston’s management uses EBITDA and EBITDA including unconsolidated joint ventures to evaluate the Company’s performance. The Company includes these non-GAAP financial measures because management believes they are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measures, such as net income, and there are limitations to using non-GAAP financial measures.

The following table reconciles net income to EBITDA and EBITDA including unconsolidated joint ventures.

	Thirteen Weeks Ended
	August 30,	August 25,
	2020	2019
Net income	$89.3	$115.7
Equity method investment earnings	(11.9)	(10.6)
Interest expense, net	30.3	28.2
Income tax expense	28.0	36.7
Income from operations	135.7	170.0
Depreciation and amortization	45.6	43.1
EBITDA	181.3	213.1

Unconsolidated Joint Ventures
Equity method investment earnings	11.9	10.6
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	8.6	9.2
Add: EBITDA from unconsolidated joint ventures	20.5	19.8

EBITDA including unconsolidated joint ventures	$201.8	$232.9

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the first quarter of fiscal 2021.

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

Based on our open commodity contract hedge positions as of August 30, 2020, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $1.4 million ($1.1 million net of income tax benefits). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At August 30, 2020, we had $2,166.0 million of fixed-rate and $882.6 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $8.9 million annually ($6.9 million net of income tax benefit).

See Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Commitments, Contingencies, Guarantees and Legal Proceedings, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of these risks and uncertainties may be found under “Part I, Item 1A. Risk Factors” in the Form 10-K. There have been no material changes to the risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares purchased during the thirteen weeks ended August 30, 2020 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
June 1, 2020 through June 28, 2020	—	$—	—	$195.3
June 29, 2020 through July 26, 2020	—	$—	—	$195.3
July 27, 2020 through August 30, 2020	151,151	$63.74	—	$195.3
Total	151,151
(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	In December 2018, our Board of Directors authorized a $250.0 million share repurchase program with no expiration date. Repurchases may be made at our discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. No repurchases were made during the quarter ended August 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (post-July 2020)*

10.2	Form of Lamb Weston Holdings, Inc. Performance Share Agreement (post-July 2020)*

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ ROBERT M. MCNUTT
ROBERT M. MCNUTT
Senior Vice President and Chief Financial Officer

Dated this 7th day of October, 2020.