Form 10-Q
period 2020-11-29
Lamb Weston Holdings, Inc.
filed 2021-01-07
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2020

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

As of December 31, 2020, the Registrant had 146,355,082 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, dollars in millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29,	November 24,	November 29,	November 24,
	2020	2019	2020	2019
Net sales	$896.1	$1,019.2	$1,767.6	$2,008.2
Cost of sales	672.6	734.1	1,330.3	1,474.5
Gross profit	223.5	285.1	437.3	533.7
Selling, general and administrative expenses	83.9	91.6	162.0	170.2
Income from operations	139.6	193.5	275.3	363.5
Interest expense, net	30.0	25.4	60.3	53.6
Income before income taxes and equity method earnings	109.6	168.1	215.0	309.9
Income tax expense	31.9	42.7	59.9	79.4
Equity method investment earnings	19.2	15.0	31.1	25.6
Net income	$96.9	$140.4	$186.2	$256.1
Earnings per share
Basic	$0.66	$0.96	$1.27	$1.75
Diluted	$0.66	$0.95	$1.27	$1.74

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 29, 2020			November 24, 2019
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$128.8	$(31.9)	$96.9	$183.1	$(42.7)	$140.4
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	—	—	—	0.2	(0.1)	0.1
Unrealized currency translation gains (losses)	8.1	(0.1)	8.0	(0.4)	1.0	0.6
Comprehensive income	$136.9	$(32.0)	$104.9	$182.9	$(41.8)	$141.1

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	November 29, 2020			November 24, 2019
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$246.1	$(59.9)	$186.2	$335.5	$(79.4)	$256.1
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.1	—	0.1	0.4	(0.1)	0.3
Unrealized currency translation gains (losses)	50.0	(2.6)	47.4	(9.5)	1.0	(8.5)
Comprehensive income	$296.2	$(62.5)	$233.7	$326.4	$(78.5)	$247.9

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	November 29,	May 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$763.9	$1,364.0
Receivables, less allowance for doubtful accounts of $1.0 and $1.3	353.2	342.1
Inventories	630.5	486.7
Prepaid expenses and other current assets	38.2	109.8
Total current assets	1,785.8	2,302.6
Property, plant and equipment, net	1,485.2	1,535.0
Operating lease assets	155.1	167.0
Equity method investments	291.4	250.2
Goodwill	325.1	303.8
Intangible assets, net	37.9	38.3
Other assets	78.6	65.4
Total assets	$4,159.1	$4,662.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$498.7
Current portion of long-term debt and financing obligations	31.8	48.8
Accounts payable	377.4	244.4
Accrued liabilities	205.1	233.0
Total current liabilities	614.3	1,024.9
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,719.4	2,992.6
Deferred income taxes	158.0	152.5
Other noncurrent liabilities	258.5	252.3
Total long-term liabilities	3,135.9	3,397.4
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 147,466,446 and 146,993,751 shares issued	147.5	147.0
Additional distributed capital	(850.4)	(862.9)
Retained earnings	1,182.8	1,064.6
Accumulated other comprehensive income (loss)	7.0	(40.5)
Treasury stock, at cost, 1,111,364 and 954,858 common shares	(78.0)	(68.2)
Total stockholders' equity	408.9	240.0
Total liabilities and stockholders’ equity	$4,159.1	$4,662.3

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share data)

	Thirteen Weeks Ended November 29, 2020 and November 24, 2019
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at August 30, 2020	146,324,943	$147.4	$(77.8)	$(856.5)	$1,119.9	$(1.0)	$332.0
Dividends declared, $0.23 per share	—	—	—	—	(33.7)	—	(33.7)
Common stock issued	35,494	0.1	—	0.4	—	—	0.5
Stock-settled, stock-based compensation expense	—	—	—	5.3	—	—	5.3
Common stock withheld to cover taxes	(5,355)	—	(0.2)	—	—	—	(0.2)
Other	—	—	—	0.4	(0.3)	—	0.1
Comprehensive income	—	—	—	—	96.9	8.0	104.9
Balance at November 29, 2020	146,355,082	$147.5	$(78.0)	$(850.4)	$1,182.8	$7.0	$408.9

Balance at August 25, 2019	146,062,722	$146.8	$(46.7)	$(884.7)	$911.1	$(34.2)	$92.3
Dividends declared, $0.20 per share	—	—	—	—	(29.2)	—	(29.2)
Common stock issued	76,787	—	—	0.2	—	—	0.2
Stock-settled, stock-based compensation expense	—	—	—	7.2	—	—	7.2
Repurchase of common stock and common stock withheld to cover taxes	(136,305)	—	(10.4)	—	—	—	(10.4)
Other	—	—	—	0.3	(0.4)	—	(0.1)
Comprehensive income	—	—	—	—	140.4	0.7	141.1
Balance at November 24, 2019	146,003,204	$146.8	$(57.1)	$(877.0)	$1,021.9	$(33.5)	$201.1

	Twenty-Six Weeks Ended November 29, 2020 and November 24, 2019
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 31, 2020	146,038,893	$147.0	$(68.2)	$(862.9)	$1,064.6	$(40.5)	$240.0
Dividends declared, $0.46 per share	—	—	—	—	(67.4)	—	(67.4)
Common stock issued	472,695	0.5	—	0.6	—	—	1.1
Stock-settled, stock-based compensation expense	—	—	—	11.3	—	—	11.3
Common stock withheld to cover taxes	(156,506)	—	(9.8)	—	—	—	(9.8)
Other	—	—	—	0.6	(0.6)	—	—
Comprehensive income	—	—	—	—	186.2	47.5	233.7
Balance at November 29, 2020	146,355,082	$147.5	$(78.0)	$(850.4)	$1,182.8	$7.0	$408.9

Balance at May 26, 2019	146,069,033	$146.7	$(39.3)	$(890.3)	$803.6	$(25.3)	$(4.6)
Adoption of ASC 842 leases	—	—	—	—	20.5	—	20.5
Dividends declared, $0.40 per share	—	—	—	—	(58.4)	—	(58.4)
Common stock issued	182,197	0.1	—	0.1	—	—	0.2
Stock-settled, stock-based compensation expense	—	—	—	12.6	—	—	12.6
Repurchase of common stock and common stock withheld to cover taxes	(248,026)	—	(17.8)	—	—	—	(17.8)
Other	—	—	—	0.6	0.1	—	0.7
Comprehensive income	—	—	—	—	256.1	(8.2)	247.9
Balance at November 24, 2019	146,003,204	$146.8	$(57.1)	$(877.0)	$1,021.9	$(33.5)	$201.1

See Condensed Notes to Consolidated Financial Statements

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Twenty-Six Weeks Ended
	November 29,	November 24,
	2020	2019
Cash flows from operating activities
Net income	$186.2	$256.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	95.7	91.7
Stock-settled, stock-based compensation expense	11.3	12.6
Earnings of joint ventures in excess of distributions	(24.4)	(7.6)
Deferred income taxes	2.5	17.2
Other	15.5	2.0
Changes in operating assets and liabilities, net of acquisition:
Receivables	(8.5)	(55.2)
Inventories	(140.3)	(133.4)
Income taxes payable/receivable, net	33.0	17.5
Prepaid expenses and other current assets	51.8	46.3
Accounts payable	138.5	126.4
Accrued liabilities	(42.5)	(28.3)
Net cash provided by operating activities	$318.8	$345.3
Cash flows from investing activities
Additions to property, plant and equipment	(42.3)	(88.1)
Additions to other long-term assets	(11.4)	(19.3)
Acquisition of business, net of cash acquired	—	(116.7)
Investment in equity method joint venture	—	(17.1)
Other	0.4	1.0
Net cash used for investing activities	$(53.3)	$(240.2)
Cash flows from financing activities
Proceeds (payments) of short-term borrowings, net	(498.8)	1.4
Repayments of debt and financing obligations	(289.6)	(318.1)
Dividends paid	(67.2)	(58.5)
Repurchase of common stock and common stock withheld to cover taxes	(9.8)	(17.8)
Payments of debt issuance costs	(2.8)	—
Proceeds from issuance of debt	—	299.3
Other	1.0	0.1
Net cash used for financing activities	$(867.2)	$(93.6)
Effect of exchange rate changes on cash and cash equivalents	1.6	0.1
Net increase (decrease) in cash and cash equivalents	(600.1)	11.6
Cash and cash equivalents, beginning of the period	1,364.0	12.2
Cash and cash equivalents, end of period	$763.9	$23.8

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and twenty-six weeks ended November 29, 2020 and November 24, 2019, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. These financial statements include all adjustments that we consider necessary for a fair presentation of such financial statements and consist only of normal recurring adjustments. The preparation of financial statements involves the use of estimates and accruals. The inputs into our judgements and estimates consider the economic implications of COVID-19 on our critical accounting estimates and significant accounting policies. The actual results that we experience may differ materially from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May.

These financial statements and condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 28, 2020.

New and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Receivables – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaces the existing incurred loss impairment model by requiring the use of forward-looking information to assess expected credit losses. We adopted this guidance on June 1, 2020 (the beginning of fiscal 2021), and it did not have a significant impact on our consolidated financial statements or our condensed notes to consolidated financial statements.

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

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29,	November 24,	November 29,	November 24,
	2020	2019	2020	2019
Numerator:
Net income	$96.9	$140.4	$186.2	$256.1

Denominator:
Basic weighted average common shares outstanding	146.5	146.2	146.4	146.2
Add: Dilutive effect of employee incentive plans (a)	0.6	0.9	0.7	0.9
Diluted weighted average common shares outstanding	147.1	147.1	147.1	147.1

Earnings per share
Basic	$0.66	$0.96	$1.27	$1.75
Diluted	$0.66	$0.95	$1.27	$1.74
(a)	Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of November 29, 2020, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of November 24, 2019, we did not have any stock-based awards that were antidilutive.

3.    INCOME TAXES

Income tax expense was $31.9 million and $42.7 million for the thirteen weeks ended November 29, 2020 and November 24, 2019, respectively; and $59.9 million and $79.4 million for the twenty-six weeks ended November 29, 2020 and November 24, 2019, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 24.8% and 23.3% for the thirteen weeks ended November 29, 2020 and November 24, 2019, respectively; and 24.3% and 23.7% for the twenty-six weeks ended November 29, 2020 and November 24, 2019, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Income Taxes Paid

Income taxes paid, net of refunds were $24.0 million and $44.4 million during the twenty-six weeks ended November 29, 2020 and November 24, 2019, respectively.

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

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	November 29,	May 31,
	2020	2020
Raw materials and packaging	$208.2	$106.2
Finished goods	382.7	339.2
Supplies and other	39.6	41.3
Inventories	$630.5	$486.7

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows (dollars in millions):

	November 29,	May 31,
	2020	2020
Land and land improvements	$107.8	$107.2
Buildings, machinery, and equipment	2,696.6	2,670.1
Furniture, fixtures, office equipment, and other	95.7	107.1
Construction in progress	73.8	58.3
Property, plant and equipment, at cost	2,973.9	2,942.7
Less accumulated depreciation	(1,488.7)	(1,407.7)
Property, plant and equipment, net	$1,485.2	$1,535.0

Depreciation expense was $45.2 million and $43.9 million for the thirteen weeks ended November 29, 2020 and November 24, 2019, respectively; and $90.1 million and $86.5 million for the twenty-six weeks ended November 29, 2020 and November 24, 2019, respectively. At November 29, 2020 and May 31, 2020, purchases of property, plant and equipment included in accounts payable were $5.2 million and $9.9 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended November 29, 2020 and November 24, 2019, was $0.5 million and $0.7 million, respectively; and $1.0 million and $1.2 million for the twenty-six weeks ended November 29, 2020 and November 24, 2019, respectively.

6.    INVESTMENTS IN JOINT VENTURES

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., which is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe. We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing joint venture based in the United States. We also hold a 50% interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Sociedad Commercial del Plata, which is headquartered in Argentina. This joint venture manufactures and sells frozen potato products principally in South America. These investments are accounted for using equity method accounting.

The carrying value of our equity method investments, which includes Lamb-Weston/Meijer, Lamb Weston RDO, and LWAMSA at November 29, 2020 and May 31, 2020, was $291.4 million and $250.2 million, respectively, and are included in “Equity method investments” on our Consolidated Balance Sheets. For the thirteen weeks ended November 29, 2020 and November 24, 2019, we had sales to our equity method investments of $3.9 million and $9.3 million, respectively, and payments to our equity method investments of $2.2 million and $2.8 million, respectively; and for the twenty-six weeks ended November 29, 2020 and November 24, 2019, we had sales to our equity method investments of $6.9 million and $16.6 million and payments to our equity method investments of $3.3 million and $6.0 million, respectively. Total dividends from our equity method investments were $3.9 million and $7.8 million for the thirteen weeks ended November 29, 2020 and November 24, 2019, respectively; and $6.6 million and $18.0 million for the twenty-six weeks ended November 29, 2020 and November 24, 2019, respectively.

We have an agreement to share the costs of our global enterprise resource planning (“ERP”) system and related software and services with Lamb-Weston/Meijer. Under the terms of the agreement, Lamb-Weston/Meijer will pay us for the majority of their portion of the ERP costs in five equal annual payments, plus interest, beginning in the period the system is deployed at Lamb-Weston/Meijer. As of November 29, 2020, Lamb-Weston/Meijer’s portion of the ERP costs totaled $15.4 million. We had $12.3 million and $12.0 million of receivables recorded on our Consolidated Balance Sheets as of November 29, 2020 and May 31, 2020, respectively. Of the $12.3 million and $12.0 million of receivables, $0.2 million and $1.8 million were recorded in “Receivables, net” and $12.1 million and $10.2 million were recorded in “Other assets,” respectively. We expect the total receivable from Lamb-Weston/Meijer to increase as development and implementation of the ERP system progresses.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the twenty-six weeks ended November 29, 2020 (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 31, 2020	$245.6	$42.8	$10.9	$4.5	$303.8
Foreign currency translation adjustment	21.3	—	—	—	21.3
Balance at November 29, 2020	$266.9	$42.8	$10.9	$4.5	$325.1

Other identifiable intangible assets were as follows (dollars in millions):

	November 29, 2020				May 31, 2020
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	11	43.5	(23.6)	19.9	11	42.4	(22.1)	20.3
		$61.5	$(23.6)	$37.9		$60.4	$(22.1)	$38.3
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. In addition, developed technology is recorded as “Other assets” on our Consolidated Balance Sheet. Amortization expense was $1.4 million and $0.8 million for the thirteen weeks ended November 29, 2020 and November 24, 2019, respectively; and $2.1 million and $1.3 million for the twenty-six weeks ended November 29, 2020 and November 24, 2019, respectively. Foreign intangible assets are affected by foreign currency translation.

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	November 29,	May 31,
	2020	2020
Compensation and benefits	$54.6	$74.5
Accrued trade promotions	36.6	42.5
Dividends payable to shareholders	33.7	33.6
Current portion of operating lease liabilities	28.7	28.4
Income taxes payable	13.8	1.3
Franchise, property, and sales and use taxes	10.8	9.4
Accrued interest	8.9	8.7
Other	18.0	34.6
Accrued liabilities	$205.1	$233.0

9.   DEBT AND FINANCING OBLIGATIONS

At November 29, 2020 and May 31, 2020, our debt, including financing obligations was as follows (dollars in millions):

	November 29,	May 31,
	2020	2020
Short-term borrowings:
Revolving credit facility	$—	$495.0
Other credit facilities	—	3.7
	—	498.7
Long-term debt:
Term loan facility, due November 2021	—	276.6
Term A-1 loan facility, due June 2024	281.3	288.7
Term A-2 loan facility, due April 2025	320.9	325.0
4.625% senior notes, due November 2024	833.0	833.0
4.875% senior notes, due November 2026	833.0	833.0
4.875% senior notes, due May 2028	500.0	500.0
	2,768.2	3,056.3
Financing obligations:
Lease financing obligations due on various dates through 2040 (a)	7.6	13.3
	7.6	13.3

Total debt and financing obligations	2,775.8	3,568.3
Debt issuance costs	(24.6)	(28.2)
Short-term borrowings	—	(498.7)
Current portion of long-term debt and financing obligations	(31.8)	(48.8)
Long-term debt and financing obligations, excluding current portion	$2,719.4	$2,992.6
(a)	The interest rates on our lease financing obligations range from 2.49% to 4.10% as of November 29, 2020, and 2.31% to 4.10% as of May 31, 2020.

Revolving Credit Facility

On September 17, 2020, we amended our credit agreement, dated as of November 9, 2016 (“Amended Revolving Credit Facility”). The Amended Revolving Credit Facility, among other things, increased the aggregate principal amount of the revolving credit facility to $750.0 million and extended the maturity date to September 17, 2023. In addition, we may add incremental term loan facilities, increase commitments and/or add new revolving commitments in an aggregate principal amount not to exceed the sum of (A) the greater of $600.0 million or 75% of our Consolidated EBITDA (as defined in the Amended Revolving Credit Facility) and (B) an amount based on our consolidated net leverage ratio. Borrowings under the Amended Revolving Credit Facility bear interest at LIBOR or the Base Rate (each as defined in the Amended Revolving Credit Facility) plus an applicable rate ranging from 1.25% to 2.25% for LIBOR-based loans and from 0.25% to 1.25% for Base Rate-based loans, depending upon our consolidated net leverage ratio. In addition to paying interest, we will pay an annual commitment fee for undrawn amounts at a rate of 0.20% to 0.40%, depending on our consolidated net leverage ratio. The Amended Revolving Credit Facility requires us to maintain a consolidated net leverage ratio no greater than 5.25 to 1.00, decreasing ratably to 4.50 to 1.00 on February 26, 2022 through maturity; and an interest coverage ratio no less than 2.75 to 1.00.

In connection with the Amended Revolving Credit Facility, we repaid the outstanding $271.9 million term loan facility due in November 2021 with cash on hand. In connection with the amendment, we capitalized $2.4 million of debt issuance costs as “Other assets” on our Consolidated Balance Sheet. During the thirteen and twenty-six weeks ended November 29, 2020, we recognized $1.0 million of expenses, in “Interest expense, net” for the write-off of debt issuance costs related to the payoff of the term loan facility.

At November 29, 2020, we had no borrowings outstanding under the Amended Revolving Credit Facility and $745.1 million of availability under the facility, which is net of outstanding letters of credit of $4.9 million. For the twenty-six weeks ended November 29, 2020, borrowings under the facility ranged from zero to $495.0 million and the weighted average interest rate for our outstanding borrowings under the facility was 1.68%.

For the twenty-six weeks ended November 29, 2020 and November 24, 2019, we paid $60.5 million and $52.6 million of interest on debt, respectively.

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

10.   STOCK-BASED COMPENSATION

The Compensation Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. During the twenty-six weeks ended November 29, 2020, we granted 0.3 million and 0.1 million RSUs and Performance Shares, respectively, at an average grant date fair value of $61.62. As of November 29, 2020, 7.4 million shares were available for future grant under the plan.

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29,	November 24,	November 29,	November 24,
	2020	2019	2020	2019
Stock-settled RSUs	$3.2	$3.5	$6.7	$6.3
Performance Shares	2.1	3.7	4.6	6.2
Stock options	—	—	—	0.1
Stock-settled compensation expense	5.3	7.2	11.3	12.6
Cash-settled RSUs (a)	—	—	—	1.0
Total compensation expense	5.3	7.2	11.3	13.6
Income tax benefit (b)	(0.9)	(1.4)	(2.0)	(2.6)
Total compensation expense, net of tax benefit	$4.4	$5.8	$9.3	$11.0
(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” on our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at November 29, 2020, total unrecognized compensation expense related to stock-based awards was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock-settled RSUs	$23.8	2.1
Performance Shares	11.9	1.9
Total unrecognized stock-based expense	$35.7	2.0

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

The fair values of cash equivalents, receivables, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall (dollars in millions):

	As of November 29, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.1	$—	$—	$0.1
Derivative assets (a)	—	5.4	—	5.4
Total assets	$0.1	$5.4	$—	$5.5
Liabilities:
Deferred compensation liabilities (b)	—	22.9	—	22.9
Total liabilities	$—	$22.9	$—	$22.9

	As of May 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.1	$—	$—	$0.1
Total assets	$0.1	$—	$—	$0.1
Liabilities:
Derivative liabilities (a)	$—	$4.7	$—	$4.7
Deferred compensation liabilities (b)	—	18.0	—	18.0
Total liabilities	$—	$22.7	$—	$22.7
(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts. The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

Non-financial assets such as property, plant and equipment, and intangible assets are recorded at fair value only if an impairment is recognized. Cost and equity investments are measured at fair value on a non-recurring basis.

At November 29, 2020, we had $2,166.0 million of fixed-rate and $602.2 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at November 29, 2020, was estimated to be $2,297.6 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In December 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. During the thirteen and twenty-six weeks ended November 29, 2020, we did not repurchase any shares. As of November 29, 2020, $195.3 million remained authorized for repurchase under the program.

Dividends

During the twenty-six weeks ended November 29, 2020, we paid $67.2 million of dividends to common stockholders. On December 4, 2020, we paid $33.7 million of dividends to stockholders of record as of the close of business on November 6, 2020. On December 17, 2020, our Board of Directors declared a dividend of $0.235 per share of common stock. The dividend will be paid on March 5, 2021, to stockholders of record as of the close of business on February 5, 2021.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Changes in AOCI, net of taxes, as of November 29, 2020 were as follows (dollars in millions).

	Foreign		Accumulated
	Currency	Pension and	Other
	Translation	Post-Retirement	Comprehensive
	Gains (Losses)	Benefits	Income (Loss)
Balance as of May 31, 2020	$(36.3)	$(4.2)	$(40.5)
Other comprehensive income before reclassifications, net of tax	47.4	—	47.4
Amounts reclassified out of AOCI, net of tax	—	0.1	0.1
Net current-period other comprehensive income (loss)	47.4	0.1	47.5
Balance as of November 29, 2020	$11.1	$(4.1)	$7.0

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29,	November 24,	November 29,	November 24,
(in millions)	2020 (a)	2019	2020 (a)	2019
Net sales
Global	$475.9	$539.6	$923.4	$1,057.2
Foodservice	241.1	304.9	477.8	610.3
Retail	140.7	132.1	294.6	261.4
Other	38.4	42.6	71.8	79.3
Total net sales	896.1	1,019.2	1,767.6	2,008.2
Product contribution margin (b)
Global	92.7	128.9	170.5	231.6
Foodservice	87.7	111.3	173.5	213.8
Retail	30.1	28.5	65.9	57.4
Other (c)	10.5	10.4	23.7	20.1
	221.0	279.1	433.6	522.9
Advertising and promotion expenses (b)	2.5	6.0	3.7	10.8
Gross profit	223.5	285.1	437.3	533.7
Selling, general and administrative expenses	83.9	91.6	162.0	170.2
Income from operations	139.6	193.5	275.3	363.5
Interest expense, net	30.0	25.4	60.3	53.6
Income tax expense	31.9	42.7	59.9	79.4
Equity method investment earnings	19.2	15.0	31.1	25.6
Net income	$96.9	$140.4	$186.2	$256.1
(a)	On March 11, 2020, the World Health Organization declared the spread of COVID-19 a global pandemic. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions, including restrictions on dine-in purchases and the imposition of stay-at-home orders, were imposed in the United States and in our international markets. These restrictions had a negative impact on our sales, costs, earnings of our joint ventures, and therefore our net income. The increase in our costs, and the costs of our joint ventures, related to factory utilization and production inefficiencies, manufacturing and operational disruptions directly attributable to the pandemic, as well as incremental warehousing and transportation costs, and costs to enhance employee safety measures, including purchases of safety and health screening equipment, retaining sales employees, and expensing certain capitalized manufacturing facility expansion projects that were stopped.

(b)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because the amounts are directly associated with segment performance; it excludes general corporate expenses and interest expense because management believes these amounts are not directly associated with segment performance.

(c)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 11%of consolidated “Net sales” for both the thirteen and twenty-six weeks ended November 29, 2020; and 10% for both the thirteen and twenty-six weeks ended November 24, 2019. No customer accounted for more than 10% of our consolidated accounts receivable as of November 29, 2020 or May 31, 2020.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (the “Form 10-K”), which we filed with the U.S. Securities and Exchange Commission (“SEC”) on July 28, 2020.

Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” ‘plan,” “anticipate,” “believe,” “estimate,” “support,” “impact,” “improve,” “enhance,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, liquidity, dividends, share repurchases, capital expenditures, operational costs, ERP implementation and business outlook and prospects, as well as the impact of the COVID-19 pandemic on the industry and consumer demand. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: impacts on our business due to health pandemics or other contagious outbreaks, such as the current COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply or other constraints in the availability of key commodities and other necessary services; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (EBITDA and EBITDA including unconsolidated joint ventures) that is prepared using non-GAAP measures. Refer to “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” below for the definitions of EBITDA and EBITDA including unconsolidated joint ventures, and a reconciliation of these non-GAAP financial measures to net income.

Executive Summary

Lamb Weston’s financial performance in the second quarter of fiscal 2021 reflects the COVID-19 pandemic’s negative impact on frozen potato demand in our food-away-from-home sales channels. While demand trends have improved in both our food-away-from-home and food-at-home sales channels since the end of fiscal 2020, it remains below pre-pandemic levels. As a result, our sales and earnings in the fiscal second quarter declined as compared to the second quarter of fiscal 2020. Specifically:

●	Net sales declined 12% to $896.1 million
●	Income from operations declined 28% to $139.6 million
●	Net income declined 31% to $96.9 million
●	Diluted earnings per share declined 31% to $0.66
●	EBITDA including unconsolidated joint ventures declined 18% to $213.2 million

Compared with the second quarter of fiscal 2020, price/mix increased, largely due to higher prices in our Foodservice and Retail segments and improved mix in our Retail segment. Our sales volume declined as demand for frozen potato products outside the home declined after government-imposed social restrictions to slow the spread of COVID-19 reduced restaurant traffic and included restrictions for on-premise dining. In addition, the onset of colder weather during the quarter tempered demand by limiting outdoor dining traffic across many U.S. markets. Income from operations declined due to lower sales and higher production costs, which were largely due to incremental costs resulting from the pandemic’s effect on our manufacturing and supply chain operations, costs related to processing raw potatoes out of storage longer than in prior years, and input cost inflation. The earnings decline was partially offset by lower selling, general and administrative costs (“SG&A”).

We expect that we will continue to incur additional costs as a result of the pandemic’s impact on our manufacturing, supply chain, commercial and functional support operations (“COVID-related costs”) at least through the remainder of fiscal 2021. These costs may include, but are not limited to, costs to shut down, sanitize, and restart production facilities after a production employee has been infected by the virus; production inefficiencies and labor retention costs arising from modifying production schedules, reducing run-times, and lower overall factory utilization; costs to adopt and maintain enhanced employee safety and sanitation protocols, such as purchasing personal protection and health screening equipment and services; costs related to processing raw potatoes out of storage longer than prior years; and incremental warehousing and transportation costs.

We also expect that the pandemic will continue to have an impact on the U.S. and global economies, global consumer demand for frozen potato products, and on our business and financial results for at least the remainder of fiscal 2021. While the impact is uncertain, we continue to closely monitor the global french fry industry, including consumer reaction and demand. During the second quarter, we observed the following:

●	In the U.S., overall restaurant traffic and demand for frozen potato products largely stabilized at approximately 90% of pre-pandemic levels. Traffic at large, quick service chain restaurants (“QSRs”) were essentially at prior-year levels by continuing to leverage drive-thru and delivery formats. Traffic at full-service restaurants weakened from 70% to 80% of prior-year levels during most of the first two months of the quarter to 60% to 70% of prior-year levels during the latter weeks of the quarter, related to governments reimposing social and on-premise dining restrictions, as well as reduced outdoor dining due to the onset of colder weather across many markets. Demand by our non-commercial customers (i.e., lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments) remained approximately 50% below prior-year levels. In contrast, demand for retail frozen potato products remained strong along with overall food-at-home consumption with the adoption of government-imposed social restrictions. We continue to expect traffic and demand at full-service restaurants and non-commercial operations to be more vulnerable than at QSRs, especially as governments continue to impose social restrictions, and as options for outdoor dining become more limited during colder weather months in our third quarter.

●	In Europe, which is served by our Lamb-Weston/Meijer joint venture, demand for frozen potato products approached prior-year levels during the first half of the quarter, but softened to 75% to 85% of prior-year levels during much of the second half of the quarter, related to governments reimposing social and on-premise dining restrictions, as well as reduced outdoor dining due to the onset of colder weather across many markets. Since most consumption in Europe is dine-in or carry-out as QSR drive-thru options are more limited, we anticipate that demand will continue to be tempered as governments continue to impose social restrictions, and as options for outdoor dining become more limited during colder weather months in our third quarter.

●	Demand improvement in our other key international markets was mixed. In China and Australia, demand for frozen potatoes stabilized at near prior-year levels. In our other key markets, which are primarily in Asia and Latin America, demand improved sequentially, but remained well below prior-year levels.

While the near-term impact of the pandemic on demand and sales volume is likely to be material, we believe we have sufficient liquidity to manage through the uncertainty. In the first half of fiscal 2021, we generated $318.8 million of cash from operations, down 8% as compared to the first half of fiscal 2020, and we paid $67.2 million of cash dividends to shareholders. In December 2020, we announced a two-cent annual increase to our quarterly dividend. In addition, we plan to resume our share repurchase program, which we suspended at the onset of the COVID-19 pandemic to preserve liquidity. The timing and amount of share repurchases will be subject to our evaluation of market conditions, applicable legal requirements, and other factors.

As discussed above, the government-imposed severe social and business restrictions, including closing or partially closing restaurants and other foodservice operations, have led to a decrease in consumer and customer demand for our products. In response, we have taken actions, and will continue to evaluate various options, to lower our cost structure and maximize the efficiency of our manufacturing and commercial operations, including temporarily closing facilities and/or modifying production schedules to rebalance utilization rates across our manufacturing network. During these uncertain times, our top priorities are to ensure the health and welfare of our employees, maintain product safety, and continue to support our customers as they manage their supply chains and inventories.

We believe that the possibility of wide availability of government-approved COVID-19 vaccines by mid-calendar 2021 may allow governments to gradually ease broad social restrictions in their respective jurisdictions, which would likely have a favorable impact on restaurant traffic. In the coming months, we anticipate facing challenging and volatile operating conditions until the virus is broadly contained, and that demand may soften, especially at full-service restaurants, as governments continue to impose broad social restrictions and as colder weather limits outdoor dining. However, we believe that global restaurant traffic will improve through calendar year 2021, which will lead to overall frozen potato demand approaching pre-pandemic levels, on a run-rate basis, by the end of the calendar year.

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

Thirteen Weeks Ended November 29, 2020 compared to Thirteen Weeks Ended November 24, 2019 (dollars in millions)

Net Sales and Product Contribution Margin

	Thirteen Weeks Ended
	November 29,	November 24,	%
	2020	2019	Inc/(Dec)
Segment sales
Global	$475.9	$539.6	(12%)
Foodservice	241.1	304.9	(21%)
Retail	140.7	132.1	7%
Other	38.4	42.6	(10%)
	$896.1	$1,019.2	(12%)

Segment product contribution margin
Global	$92.7	$128.9	(28%)
Foodservice	87.7	111.3	(21%)
Retail	30.1	28.5	6%
Other	10.5	10.4	1%
	221.0	279.1	(21%)
Advertising and promotion expenses	2.5	6.0	(58%)
Gross profit	$223.5	$285.1	(22%)

Net Sales

Compared to the prior-year quarter, Lamb Weston’s net sales for the second quarter of fiscal 2021 declined $123.1 million, or 12%, to $896.1 million. Volume declined 14%, predominantly due to the decline in demand for frozen potato products outside the home following government-imposed restrictions on restaurants and other foodservice operations to slow the spread of COVID-19, as well as the effect of colder weather, which limited outdoor dining traffic across many U.S. markets. In addition, the volume decline reflected the benefit of additional shipping days related to the timing of the Thanksgiving holiday in the prior year quarter. Price/mix increased 2%, largely due to higher prices in our Foodservice and Retail segments and improved mix in our Retail segment.

Global segment net sales declined $63.7 million, or 12%, to $475.9 million. Volume declined 11%, primarily due to the decline in demand for frozen potato products outside the home as a result of the pandemic’s negative impact on restaurant and other foodservice-related traffic in the U.S. and in most of our key international markets. The volume decline also reflected the benefit of additional shipping days related to the timing of the Thanksgiving holiday in the prior year quarter. Price/mix declined 1% as a result of negative mix.

Foodservice segment net sales declined $63.8 million, or 21%, to $241.1 million. Volume declined 25% due to the decline in demand for frozen potato products outside the home as a result of the pandemic’s negative impact on restaurant and non-commercial customers, such as lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments, as well as the benefit of additional shipping days related to the timing of the Thanksgiving holiday in the prior year quarter. Volume trends weakened during the latter weeks of the quarter, reflecting the effect on restaurant traffic, especially at full-service restaurants, of government-imposed social restrictions and colder weather on outdoor dining. Price/mix increased 4%, reflecting the carryover benefit of pricing actions implemented during fiscal 2020, partially offset by unfavorable mix as sales of Lamb Weston branded and premium products softened.

Retail segment net sales increased $8.6 million, or 7%, to $140.7 million. Price/mix increased 7%, largely driven by favorable mix from increased sales of branded products. Volume increased nominally as strong growth in shipments of premium and mainstream branded offerings, which have historically comprised approximately 40% of the segment’s shipments, were offset by a decline in shipments of private label products, which reflects incremental losses of certain low-

margin private label business, as well as the benefit of additional shipping days related to the timing of the Thanksgiving holiday in the prior year quarter.

Net sales in our Other segment declined $4.2 million, or 10%, to $38.4 million, compared with $42.6 million in the second quarter of fiscal 2020, as lower volumes in our vegetable business more than offset favorable price/mix.

Product Contribution Margin

Lamb Weston’s product contribution margin declined $58.1 million, or 21%, to $221.0 million in the second quarter of fiscal 2021. The decline was driven by lower sales due to the pandemic, as well as higher manufacturing costs, which were largely due to COVID-related costs (as described above), and input cost inflation.

Global segment product contribution margin declined $36.2 million, or 28%, to $92.7 million in the second quarter of fiscal 2021. Lower sales volumes, higher manufacturing costs and unfavorable mix drove the decline. Global segment cost of sales was $382.4 million, down 7% compared to the second quarter of fiscal 2020, primarily due to lower sales volumes, partially offset by the higher manufacturing costs described above.

Foodservice segment product contribution margin declined $23.6 million, or 21%, to $87.7 million in the second quarter of fiscal 2021. Lower sales volumes, higher manufacturing costs, and unfavorable mix drove the decline, partially offset by favorable price. Cost of sales was $152.5 million, down 21% compared to the second quarter of fiscal 2020, due to lower sales volumes, partially offset by the higher manufacturing costs described above.

Retail segment product contribution margin increased $1.6 million, or 6%, to $30.1 million in the second quarter of fiscal 2021. Favorable mix and $2.4 million of lower advertising and promotional expenses drove the increase. Cost of sales was $109.8 million, up 9% compared to the second quarter of fiscal 2020, primarily due to higher sales volume and the higher manufacturing costs described above.

Other segment product contribution margin increased $0.1 million, or 1%, to $10.5 million in the second quarter of fiscal 2021. These amounts include a $4.3 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the second quarter of fiscal 2021, and a $4.2 million gain related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin was flat, as the impact of lower sales volumes in our vegetable business was offset by the benefit of favorable price/mix.

Selling, General and Administrative Expenses

Compared with the prior-year period, selling, general and administrative expenses declined $7.7 million, or 8%, to $83.9 million, largely due to lower incentive compensation expense accruals and a $3.5 million decline in advertising and promotional expenses. The decline in SG&A was partially offset by investments to improve our operations and information technology infrastructure, which included approximately $5 million of non-recurring expenses (primarily consulting and employee training expenses) associated with implementing the first phase of a new enterprise resource planning (“ERP”) system.

Interest Expense, Net

Compared with the prior-year quarter, interest expense, net in the second quarter of fiscal 2021 increased $4.6 million to $30.0 million. The increase reflected higher average total debt versus the prior year resulting from our actions to enhance our liquidity position, as well as the write-off of $1.0 million of debt issuance costs related to paying off a term loan facility that was due in November 2021. For more information see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the second quarter of fiscal 2021 and 2020 was $31.9 million and $42.7 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 24.8% and 23.3% for the second quarter of fiscal 2021 and 2020, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $19.2 million and $15.0 million for the second quarter of fiscal 2021 and 2020, respectively. Equity method investment earnings included a $0.1 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the second quarter of fiscal 2021, compared to a $2.7 million unrealized loss related to the contracts in the second quarter of fiscal 2020. Excluding the mark-to-market adjustments, earnings from equity method investments increased $1.6 million compared to the prior year period, largely due to improved performance in Europe, although demand in Europe softened during the latter half of the quarter, reflecting the negative impact on restaurant traffic at full-service restaurants related to governments reimposing social and on-premise dining restrictions, as well as reduced outdoor dining due to the onset of colder weather across many markets.

Twenty-Six Weeks Ended November 29, 2020 compared to Twenty-Six Weeks Ended November 24, 2019 (dollars in millions)

Net Sales and Product Contribution Margin

	Twenty-Six Weeks Ended
	November 29,	November 24,	%
	2020	2019	Inc/(Dec)
Segment sales
Global	$923.4	$1,057.2	(13%)
Foodservice	477.8	610.3	(22%)
Retail	294.6	261.4	13%
Other	71.8	79.3	(9%)
	$1,767.6	$2,008.2	(12%)

Segment product contribution margin
Global	$170.5	$231.6	(26%)
Foodservice	173.5	213.8	(19%)
Retail	65.9	57.4	15%
Other	23.7	20.1	18%
	433.6	522.9	(17%)
Advertising and promotion expenses	3.7	10.8	(66%)
Gross profit	$437.3	$533.7	(18%)

Net Sales

Compared with the prior-year period, Lamb Weston’s net sales for the first half of fiscal 2021 declined $240.6 million, or 12%, to $1,767.6 million. Volume declined 14%, reflecting the decline in demand for frozen potato products outside the home following government-imposed restrictions on restaurants and other foodservice operations to slow the spread of COVID-19, as well as the effect of colder weather, which limited outdoor dining traffic across many U.S. markets during the latter months of the first half of fiscal 2021. The decline was partially offset by increased sales volume in our Retail segment. Price/mix increased 2% due to improved price/mix in the Foodservice and Retail segments.

Global segment net sales declined $133.8 million, or 13%, to $923.4 million. Volume declined 12%, primarily due to the decline in demand for frozen potato products outside the home as a result of the pandemic’s negative impact on restaurant and other foodservice-related traffic in the U.S. and in most of our key international markets. Price/mix declined 1% as a result of negative mix.

Foodservice segment net sales declined $132.5 million, or 22%, to $477.8 million. Volume decreased 27% due to the decline in demand for frozen potato products outside the home as a result of the pandemic’s negative impact on restaurant and non-commercial customers, such as lodging and hospitality, schools and universities, sports and entertainment, and workplace environments. Volume trends weakened during the latter weeks of the quarter, reflecting the negative impact on restaurant traffic, especially at full-service restaurants, related to government-imposed social restrictions and reduced outdoor dining due to the onset of colder weather. Price/mix increased 5%, reflecting the carryover benefit of pricing actions implemented during fiscal 2020, partially offset by unfavorable mix as sales of Lamb Weston branded and premium products softened.

Retail segment net sales increased $33.2 million, or 13%, to $294.6 million. Price/mix increased 7%, largely driven by favorable mix from increased sales of branded products. Volume increased 6% due to increased sales of frozen potato products for in-home consumption following government-imposed social restrictions. Sales volumes of premium and mainstream branded offerings more than offset the decline in sales volumes of private label products, which reflects incremental losses of certain low-margin private label business.

Net sales in our Other segment declined $7.5 million, or 9%, to $71.8 million, compared with $79.3 million in the first half of fiscal 2020, largely due to lower volumes in our vegetable business, partially offset by favorable price/mix.

Product Contribution Margin

Compared with the prior-year period, Lamb Weston’s product contribution margin for the first half of fiscal 2021 declined $89.3 million, or 17%, to $433.6 million. The decline was driven by lower sales due to the pandemic, as well as higher manufacturing costs, which were largely due to COVID-related costs, and input cost inflation.

Global segment product contribution margin declined $61.1 million, or 26%, to $170.5 million in the first half of fiscal 2021. Lower sales volumes, higher manufacturing costs and unfavorable mix drove the decline. Global segment cost of sales was $751.8 million, down 9% compared to the first half of fiscal 2020, primarily due to lower sales, partially offset by the higher manufacturing costs described above.

Foodservice segment product contribution margin declined $40.3 million, or 19%, to $173.5 million in the first half of fiscal 2021. Lower sales volumes, higher manufacturing costs, and unfavorable mix drove the decline, partially offset by favorable price. Cost of sales was $302.9 million, down 23% compared to the first half of fiscal 2020, due to lower sales volumes, partially offset by the higher manufacturing costs described above.

Retail segment product contribution margin increased $8.5 million, or 15%, to $65.9 million in the first half of fiscal 2021. Higher sales volumes, favorable mix and a $4.3 million decline in advertising and promotional expenses drove the increase, which was partially offset by higher manufacturing costs. Cost of sales was $227.8 million, up 15% compared to the first half of fiscal 2020, primarily due to higher sales volume and the higher manufacturing costs described above.

Other segment product contribution margin increased $3.6 million to $23.7 million, as compared with $20.1 million in the first half of fiscal 2020. These amounts include a $12.1 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the first half of fiscal 2021, and a $7.3 million gain related to the contracts in the first half of fiscal 2020. Excluding these adjustments, Other segment product contribution margin declined $1.2 million, largely due to higher costs in our vegetable business.

Selling, General and Administrative Expenses

Compared with the prior-year period, selling, general and administrative expenses declined $8.2 million, or 5%, to $162.0 million. The decline was largely driven by lower incentive compensation expense, cost management efforts, and a $7.1 million decline in advertising and promotional expenses, which more than offset investments to improve our operations and information technology infrastructure, which included approximately $6 million of non-recurring expenses (primarily consulting and employee training expenses) associated with implementing the first phase of a new ERP system.

Interest Expense, Net

Compared with the prior-year period, interest expense, net increased $6.7 million to $60.3 million. The increase reflected higher average total debt versus the prior year resulting from our actions to enhance our liquidity position, as well as the write-off of $1.0 million of debt issuance costs related to paying off a term loan facility that was due in November 2021. For more information see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the first half of fiscal 2021 and 2020 was $59.9 million and $79.4 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 24.3% and 23.7% for the first half of fiscal 2021 and 2020, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $31.1 million and $25.6 million for the first half of fiscal 2021 and 2020, respectively. Equity method investment earnings included a $4.6 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first half of fiscal 2021, compared to a $1.6 million unrealized loss related to the contracts in the first half of fiscal 2020. Excluding the mark-to-market adjustments, earnings from equity method investments declined $0.7 million compared to the prior year period, largely reflecting the impact of lower sales following government-imposed restrictions on restaurant and other foodservice operations as well as COVID-related costs in Europe.

Liquidity and Capital Resources

Sources and Uses of Cash

The current COVID-19 pandemic has disrupted our business and operating results. As a result of the uncertainties caused by the pandemic, we have taken, and are continuing to take, actions to enhance liquidity. We limited discretionary expenses across the Company and implemented a hiring and salary freeze for our U.S. salaried positions. In September 2020, we amended our credit agreement to increase available borrowings under our revolving credit facility from $500.0 million to $750.0 million and extended the maturity date to September 2023. In connection with the amendment, we used cash on hand to repay the $271.9 million term loan facility due in November 2021. Considering the current environment, with a significant number of employees working remotely, we have also deferred the second phase of our new ERP system implementation. As a result of our actions, our cash and cash equivalents balance was $763.9 million at November 29, 2020.

We believe our cash on hand, cash flows from operations and our current credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, capital expenditures, dividends on our common stock, and other financing requirements for the foreseeable future. While we expect increased availability of COVID-19 vaccines to enable a gradual return of consumer french fry demand as our fiscal year progresses, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our credit agreements governing our senior secured debt and indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 9, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities (dollars in millions):

	Twenty-Six Weeks Ended
	November 29,	November 24,	Provided by
	2020	2019	(Used for)
Net cash flows provided by (used for):
Operating activities	$318.8	$345.3	$(26.5)
Investing activities	(53.3)	(240.2)	186.9
Financing activities	(867.2)	(93.6)	(773.6)
	(601.7)	11.5	(613.2)
Effect of exchange rate changes on cash and cash equivalents	1.6	0.1	1.5
Net increase (decrease) in cash and cash equivalents	$(600.1)	$11.6	$(611.7)

Operating Activities

In the first half of fiscal 2021, cash provided by operating activities decreased $26.5 million to $318.8 million, compared with $345.3 million in the same period a year ago. The decrease related to an $85.2 million decrease in income from operations, adjusted for non-cash income and expenses, partially offset by $58.7 million of cash provided by favorable changes in working capital. Lower income from operations in the first half of fiscal 2021 related to government-imposed restrictions on restaurants and other foodservice operations to slow the spread of COVID-19. See “Operating Results” in this MD&A for more information. Favorable changes in working capital primarily related to lower sales and therefore, lower receivables in the first half of fiscal 2021, compared with the same period in fiscal 2020, and the timing of the collection of accounts receivable. Also contributing to favorable working capital changes was an increase in income taxes and accounts payable, due to timing. This favorability was partially offset by a decrease in rebate accruals due primarily to lower sales in fiscal 2021, relative to fiscal 2020 and a larger finished goods inventory build in the first half of fiscal 2021, compared with fiscal 2020, due to the abnormally low finished goods inventories at the end of fiscal 2020, as we balanced production with declining demand resulting from the impact of the COVID-19 pandemic, and decreases in other accrued liabilities.

Investing Activities

Investing activities used $53.3 million of cash in the first half of fiscal 2021, compared with $240.2 million in the same period in the prior year. Excluding the $116.7 million of cash used for the acquisition of a frozen potato processor in Australia in the prior year, cash used for investing activities decreased $70.2 million, compared with the first half of fiscal 2020. The decrease related to our efforts to preserve liquidity during the COVID-19 pandemic. Cash used for capital investing activities in fiscal 2021, including information technology expenditures, is expected to be $180 million, reflecting investments in productivity, optimization and growth capacity projects. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, including the impact of COVID-19, and our regulatory compliance requirements.

Financing Activities

During the first half of fiscal 2021, cash used for financing activities increased $773.6 million to $867.2 million, compared with $93.6 million during the same period a year ago. During the first half of fiscal 2021, financing activities primarily related to the repayment of $498.8 million of short-term borrowings, $289.6 million of debt and financing obligations repayments, which includes the repayment of the $271.9 million term loan facility due in November 2021, the payment of $67.2 million in cash dividends to common stockholders, and $2.8 million of debt issuance costs primarily related to amending our credit agreement in September 2020 to increase available borrowings under our revolving credit facility from $500.0 million to $750.0 million and extending the maturity to September 2023. Financing activities also included $9.8 million for the repurchase of 156,506 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In December 2020, we announced a two-cent annual increase to our quarterly dividend. In addition, we plan to resume our share repurchase program, which we suspended at the onset of the COVID-19 pandemic to preserve liquidity. These actions reflect our belief in the long-term strength of our business.

During the first half of fiscal 2020, financing activities primarily related to $318.1 million of debt and financing obligation repayments, $299.3 million of net proceeds from the issuance of debt related to refinancing $300.0 million of the $599.1 million term loan facility outstanding at May 26, 2019, the payment of $58.5 million in cash dividends to common stockholders, $1.4 million of short-term borrowings and $17.8 million in cash used to repurchase 185,200 shares of our common stock, including tax withholdings in connection with vesting of restricted stock.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 9, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At November 29, 2020, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

Obligations and Commitments

Except for the $271.9 million repayment in September 2020 of the term loan facility due in 2021, there have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

To supplement the financial information included in this report, we have presented EBITDA and EBITDA including unconsolidated joint ventures, each of which is a non-GAAP financial measure.

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

The following table reconciles net income to EBITDA and EBITDA including unconsolidated joint ventures (dollars in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29,	November 24,	November 29,	November 24,
	2020	2019	2020	2019
Net income	$96.9	$140.4	$186.2	$256.1
Equity method investment earnings	(19.2)	(15.0)	(31.1)	(25.6)
Interest expense, net	30.0	25.4	60.3	53.6
Income tax expense	31.9	42.7	59.9	79.4
Income from operations	139.6	193.5	275.3	363.5
Depreciation and amortization	46.6	44.7	92.2	87.8
EBITDA	186.2	238.2	367.5	451.3

Unconsolidated Joint Ventures
Equity method investment earnings	19.2	15.0	31.1	25.6
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	7.8	7.7	16.4	16.9
Add: EBITDA from unconsolidated joint ventures	27.0	22.7	47.5	42.5

EBITDA including unconsolidated joint ventures	$213.2	$260.9	$415.0	$493.8

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the first half of fiscal 2021.

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

Based on our open commodity contract hedge positions as of November 29, 2020, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $2.9 million ($2.2 million net of income tax benefits). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At November 29, 2020, we had $2,166.0 million of fixed-rate and $602.2 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.1 million annually ($4.7 million net of income tax benefit).

See Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 29, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares purchased during the thirteen weeks ended November 29, 2020 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
August 31, 2020 through September 27, 2020	4,418	$62.42	—	$195.3
September 28, 2020 through October 25, 2020	305	$72.62	—	$195.3
October 26, 2020 through November 29, 2020	632	$63.45	—	$195.3
Total	5,355
(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	In December 2018, our Board of Directors authorized a $250.0 million share repurchase program with no expiration date. Repurchases may be made at our discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. No repurchases were made during the quarter ended November 29, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1

Amendment No. 5 to Credit Agreement, dated as of September 17, 2020, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on September 23, 2020 (File No. 001-37830)

10.2

Second Amendment, dated as of September 23, 2020, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders and voting participants party thereto, and Northwest Farm Credit Services, PCA, as administrative agent, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on September 23, 2020 (File No. 001-37830)

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

Dated this 7th day of January, 2021.