Form 10-Q
period 2021-02-28
Lamb Weston Holdings, Inc.
filed 2021-04-07
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of March 31, 2021, the Registrant had 146,282,439 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, dollars in millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28,	February 23,	February 28,	February 23,
	2021	2020	2021	2020
Net sales	$895.8	$937.3	$2,663.4	$2,945.5
Cost of sales	699.1	686.9	2,029.4	2,161.4
Gross profit	196.7	250.4	634.0	784.1
Selling, general and administrative expenses	96.1	87.9	258.1	258.1
Income from operations	100.6	162.5	375.9	526.0
Interest expense, net	29.3	25.2	89.6	78.8
Income before income taxes and equity method earnings	71.3	137.3	286.3	447.2
Income tax expense	16.3	35.7	76.2	115.1
Equity method investment earnings	11.1	9.8	42.2	35.4
Net income	$66.1	$111.4	$252.3	$367.5
Earnings per share
Basic	$0.45	$0.76	$1.72	$2.51
Diluted	$0.45	$0.76	$1.72	$2.50

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	February 28, 2021			February 23, 2020
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$82.4	$(16.3)	$66.1	$147.1	$(35.7)	$111.4
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.1	(0.1)	—	0.2	(0.1)	0.1
Unrealized currency translation gains (losses)	16.9	(1.1)	15.8	(7.8)	0.6	(7.2)
Comprehensive income	$99.4	$(17.5)	$81.9	$139.5	$(35.2)	$104.3

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	February 28, 2021			February 23, 2020
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$328.5	$(76.2)	$252.3	$482.6	$(115.1)	$367.5
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.2	(0.1)	0.1	0.6	(0.2)	0.4
Unrealized currency translation gains (losses)	66.9	(3.7)	63.2	(17.3)	1.6	(15.7)
Comprehensive income	$395.6	$(80.0)	$315.6	$465.9	$(113.7)	$352.2

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	February 28,	May 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$714.3	$1,364.0
Receivables, less allowance for doubtful accounts of $1.0 and $1.3	375.6	342.1
Inventories	571.5	486.7
Prepaid expenses and other current assets	98.0	109.8
Total current assets	1,759.4	2,302.6
Property, plant and equipment, net	1,498.2	1,535.0
Operating lease assets	148.6	167.0
Equity method investments	303.1	250.2
Goodwill	333.7	303.8
Intangible assets, net	37.5	38.3
Other assets	77.7	65.4
Total assets	$4,158.2	$4,662.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$498.7
Current portion of long-term debt and financing obligations	32.0	48.8
Accounts payable	303.6	244.4
Accrued liabilities	254.6	233.0
Total current liabilities	590.2	1,024.9
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,712.3	2,992.6
Deferred income taxes	157.8	152.5
Other noncurrent liabilities	246.2	252.3
Total long-term liabilities	3,116.3	3,397.4
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 147,564,905 and 146,993,751 shares issued	147.6	147.0
Additional distributed capital	(841.4)	(862.9)
Retained earnings	1,213.8	1,064.6
Accumulated other comprehensive income (loss)	22.8	(40.5)
Treasury stock, at cost, 1,282,466 and 954,858 common shares	(91.1)	(68.2)
Total stockholders' equity	451.7	240.0
Total liabilities and stockholders’ equity	$4,158.2	$4,662.3

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share data)

	Thirteen Weeks Ended February 28, 2021 and February 23, 2020
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at November 29, 2020	146,355,082	$147.5	$(78.0)	$(850.4)	$1,182.8	$7.0	$408.9
Dividends declared, $0.235 per share	—	—	—	—	(34.4)	—	(34.4)
Common stock issued	98,459	0.1	—	1.6	—	—	1.7
Stock-settled, stock-based compensation expense	—	—	—	6.3	—	—	6.3
Repurchase of common stock and common stock withheld to cover taxes	(171,102)	—	(13.1)	—	—	—	(13.1)
Other	—	—	—	1.1	(0.7)	—	0.4
Comprehensive income	—	—	—	—	66.1	15.8	81.9
Balance at February 28, 2021	146,282,439	$147.6	$(91.1)	$(841.4)	$1,213.8	$22.8	$451.7

Balance at November 24, 2019	146,003,204	$146.8	$(57.1)	$(877.0)	$1,021.9	$(33.5)	$201.1
Dividends declared, $0.230 per share	—	—	—	—	(33.6)	—	(33.6)
Common stock issued	156,235	0.2	—	3.9	—	—	4.1
Stock-settled, stock-based compensation expense	—	—	—	5.6	—	—	5.6
Repurchase of common stock and common stock withheld to cover taxes	(120,860)	—	(11.1)	—	—	—	(11.1)
Other	—	—	—	0.5	(0.5)	—	—
Comprehensive income	—	—	—	—	111.4	(7.1)	104.3
Balance at February 23, 2020	146,038,579	$147.0	$(68.2)	$(867.0)	$1,099.2	$(40.6)	$270.4

	Thirty-Nine Weeks Ended February 28, 2021 and February 23, 2020
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 31, 2020	146,038,893	$147.0	$(68.2)	$(862.9)	$1,064.6	$(40.5)	$240.0
Dividends declared, $0.695 per share	—	—	—	—	(101.8)	—	(101.8)
Common stock issued	571,154	0.6	—	2.2	—	—	2.8
Stock-settled, stock-based compensation expense	—	—	—	17.6	—	—	17.6
Repurchase of common stock and common stock withheld to cover taxes	(327,608)	—	(22.9)	—	—	—	(22.9)
Other	—	—	—	1.7	(1.3)	—	0.4
Comprehensive income	—	—	—	—	252.3	63.3	315.6
Balance at February 28, 2021	146,282,439	$147.6	$(91.1)	$(841.4)	$1,213.8	$22.8	$451.7

Balance at May 26, 2019	146,069,033	$146.7	$(39.3)	$(890.3)	$803.6	$(25.3)	$(4.6)
Adoption of ASC 842 leases	—	—	—	—	20.5	—	20.5
Dividends declared, $0.630 per share	—	—	—	—	(92.0)	—	(92.0)
Common stock issued	338,432	0.3	—	4.0	—	—	4.3
Stock-settled, stock-based compensation expense	—	—	—	18.2	—	—	18.2
Repurchase of common stock and common stock withheld to cover taxes	(368,886)	—	(28.9)	—	—	—	(28.9)
Other	—	—	—	1.1	(0.4)	—	0.7
Comprehensive income	—	—	—	—	367.5	(15.3)	352.2
Balance at February 23, 2020	146,038,579	$147.0	$(68.2)	$(867.0)	$1,099.2	$(40.6)	$270.4

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirty-Nine Weeks Ended
	February 28,	February 23,
	2021	2020
Cash flows from operating activities
Net income	$252.3	$367.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	143.3	137.5
Stock-settled, stock-based compensation expense	17.6	18.2
Earnings of joint ventures in excess of distributions	(29.9)	(6.5)
Deferred income taxes	1.0	25.3
Other	9.4	1.2
Changes in operating assets and liabilities, net of acquisition:
Receivables	(30.4)	(24.3)
Inventories	(80.6)	(94.6)
Income taxes payable/receivable, net	28.2	8.1
Prepaid expenses and other current assets	(6.5)	1.8
Accounts payable	60.9	2.1
Accrued liabilities	9.5	(0.6)
Net cash provided by operating activities	$374.8	$435.7
Cash flows from investing activities
Additions to property, plant and equipment	(92.1)	(127.8)
Additions to other long-term assets	(14.6)	(24.2)
Acquisition of business, net of cash acquired	—	(116.7)
Investment in equity method joint venture	—	(22.6)
Other	0.5	1.5
Net cash used for investing activities	$(106.2)	$(289.8)
Cash flows from financing activities
Proceeds (payments) of short-term borrowings, net	(498.8)	12.7
Repayments of debt and financing obligations	(297.6)	(327.1)
Dividends paid	(100.9)	(87.7)
Repurchase of common stock and common stock withheld to cover taxes	(22.9)	(28.9)
Proceeds from issuance of debt	—	299.3
Other	0.3	4.0
Net cash used for financing activities	$(919.9)	$(127.7)
Effect of exchange rate changes on cash and cash equivalents	1.6	(0.3)
Net increase (decrease) in cash and cash equivalents	(649.7)	17.9
Cash and cash equivalents, beginning of the period	1,364.0	12.2
Cash and cash equivalents, end of period	$714.3	$30.1

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and thirty-nine weeks ended February 28, 2021 and February 23, 2020, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. These financial statements include all adjustments that we consider necessary for a fair presentation of such financial statements and consist only of normal recurring adjustments. The preparation of financial statements involves the use of estimates and accruals. The inputs into our judgements and estimates consider the economic implications of the effects of the COVID-19 pandemic on our critical accounting estimates and significant accounting policies. The actual results that we experience may differ materially from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May.

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

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28,	February 23,	February 28,	February 23,
	2021	2020	2021	2020
Numerator:
Net income	$66.1	$111.4	$252.3	$367.5

Denominator:
Basic weighted average common shares outstanding	146.5	146.2	146.4	146.2
Add: Dilutive effect of employee incentive plans (a)	0.7	1.0	0.7	0.9
Diluted weighted average common shares outstanding	147.2	147.2	147.1	147.1

Earnings per share
Basic	$0.45	$0.76	$1.72	$2.51
Diluted	$0.45	$0.76	$1.72	$2.50
(a)	Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of February 28, 2021, we did not have any stock-based awards that were antidilutive. As of February 23, 2020, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES

Income tax expense was $16.3 million and $35.7 million for the thirteen weeks ended February 28, 2021 and February 23, 2020, respectively; and $76.2 million and $115.1 million for the thirty-nine weeks ended February 28, 2021 and February 23, 2020, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 19.8% and 24.3% for the thirteen weeks ended February 28, 2021 and February 23, 2020, respectively; and 23.2% and 23.8% for the thirty-nine weeks ended February 28, 2021 and February 23, 2020, respectively, in our Consolidated Statements of Earnings. The lower effective tax rate for the thirteen weeks ended February 28, 2021, as compared to the prior year period, is primarily due to discrete items originating during the quarter and a slightly lower annual effective tax rate. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Income Taxes Paid

Income taxes paid, net of refunds were $44.4 million and $81.2 million during the thirty-nine weeks ended February 28, 2021 and February 23, 2020, respectively.

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

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	February 28,	May 31,
	2021	2020
Raw materials and packaging	$144.0	$106.2
Finished goods	385.7	339.2
Supplies and other	41.8	41.3
Inventories	$571.5	$486.7

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows (dollars in millions):

	February 28,	May 31,
	2021	2020
Land and land improvements	$108.0	$107.2
Buildings, machinery, and equipment	2,736.4	2,670.1
Furniture, fixtures, office equipment, and other	97.4	107.1
Construction in progress	90.5	58.3
Property, plant and equipment, at cost	3,032.3	2,942.7
Less accumulated depreciation	(1,534.1)	(1,407.7)
Property, plant and equipment, net	$1,498.2	$1,535.0

Depreciation expense was $44.8 million and $44.2 million for the thirteen weeks ended February 28, 2021 and February 23, 2020, respectively; and $134.9 million and $130.7 million for the thirty-nine weeks ended February 28, 2021 and February 23, 2020, respectively. At February 28, 2021 and May 31, 2020, purchases of property, plant and equipment included in accounts payable were $11.3 million and $9.9 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended February 28, 2021 and February 23, 2020, was $0.5 million and $0.7 million, respectively; and $1.5 million and $1.9 million for the thirty-nine weeks ended February 28, 2021 and February 23, 2020, respectively.

6.    INVESTMENTS IN JOINT VENTURES

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., which is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe. We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing joint venture based in the United States. We also hold a 50% interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Sociedad Commercial del Plata S.A., which is headquartered in Argentina. LWAMSA manufactures and sells frozen potato products principally in South America. These investments are accounted for using equity method accounting.

The carrying value of our equity method investments, which includes Lamb-Weston/Meijer, Lamb Weston RDO, and LWAMSA at February 28, 2021 and May 31, 2020, was $303.1 million and $250.2 million, respectively, and are included in “Equity method investments” on our Consolidated Balance Sheets. For the thirteen weeks ended February 28, 2021 and February 23, 2020, we had sales to our equity method investments of $5.5 million and $8.6 million, respectively, and payments to our equity method investments of $0.9 million and $1.9 million, respectively; and for the thirty-nine weeks ended February 28, 2021 and February 23, 2020, we had sales to our equity method investments of $12.4 million and $25.1 million and payments to our equity method investments of $4.2 million and $7.9 million, respectively. Total dividends from our equity method investments were $5.8 million and $10.9 million for the thirteen weeks ended February 28, 2021 and February 23, 2020, respectively; and $12.4 million and $28.9 million for the thirty-nine weeks ended February 28, 2021 and February 23, 2020, respectively.

We have an agreement to share the costs of our global enterprise resource planning (“ERP”) system and related software and services with Lamb-Weston/Meijer. Under the terms of the agreement, Lamb-Weston/Meijer will pay us for the majority of its portion of the ERP costs in five equal annual payments, plus interest, beginning in the period the system is deployed at Lamb-Weston/Meijer. As of February 28, 2021, Lamb-Weston/Meijer’s portion of the ERP costs totaled $15.8 million. We had $12.6 million and $12.0 million of receivables recorded on our Consolidated Balance Sheets as of February 28, 2021 and May 31, 2020, respectively. Of the $12.6 million and $12.0 million of receivables, $0.2 million and $1.8 million were recorded in “Receivables, net” and $12.4 million and $10.2 million were recorded in “Other assets,” respectively. We expect the total receivable from Lamb-Weston/Meijer to increase as development and implementation of the ERP system progresses.

In December 2020, Lamb-Weston/Meijer increased its interest in its Russian joint venture from 35.5% to 74.9%, and now consolidates that joint venture in its results.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the thirty-nine weeks ended February 28, 2021 (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 31, 2020	$245.6	$42.8	$10.9	$4.5	$303.8
Foreign currency translation adjustment	29.9	—	—	—	29.9
Balance at February 28, 2021	$275.5	$42.8	$10.9	$4.5	$333.7

Other identifiable intangible assets were as follows (dollars in millions):

	February 28, 2021				May 31, 2020
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	11	43.9	(24.4)	19.5	11	42.4	(22.1)	20.3
		$61.9	$(24.4)	$37.5		$60.4	$(22.1)	$38.3
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. In addition, developed technology is recorded as “Other assets” on our Consolidated Balance Sheet. Amortization expense was $1.5 million and $0.6 million for the thirteen weeks ended February 28, 2021 and February 23, 2020, respectively; and $3.6 million and $1.9 million for the thirty-nine weeks ended February 28, 2021 and February 23, 2020, respectively. Foreign intangible assets are affected by foreign currency translation.

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	February 28,	May 31,
	2021	2020
Compensation and benefits	$78.9	$74.5
Accrued trade promotions	37.8	42.5
Dividends payable to shareholders	34.4	33.6
Accrued interest	34.1	8.7
Current portion of operating lease liabilities	28.7	28.4
Franchise, property, and sales and use taxes	11.4	9.4
Income taxes payable	10.4	1.3
Other	18.9	34.6
Accrued liabilities	$254.6	$233.0

9.   DEBT AND FINANCING OBLIGATIONS

At February 28, 2021 and May 31, 2020, our debt, including financing obligations, was as follows (dollars in millions):

	February 28,	May 31,
	2021	2020
Short-term borrowings:
Revolving credit facility	$—	$495.0
Other credit facilities	—	3.7
	—	498.7
Long-term debt:
Term loan facility, due November 2021	—	276.6
Term A-1 loan facility, due June 2024	277.5	288.7
Term A-2 loan facility, due April 2025	316.9	325.0
4.625% senior notes, due November 2024	833.0	833.0
4.875% senior notes, due November 2026	833.0	833.0
4.875% senior notes, due May 2028	500.0	500.0
	2,760.4	3,056.3
Financing obligations:
Lease financing obligations due on various dates through 2040 (a)	7.5	13.3
	7.5	13.3

Total debt and financing obligations	2,767.9	3,568.3
Debt issuance costs	(23.6)	(28.2)
Short-term borrowings	—	(498.7)
Current portion of long-term debt and financing obligations	(32.0)	(48.8)
Long-term debt and financing obligations, excluding current portion	$2,712.3	$2,992.6
(a)	The interest rates on our lease financing obligations range from 2.49% to 4.10% as of February 28, 2021, and 2.31% to 4.10% as of May 31, 2020.

Revolving Credit Facility

On September 17, 2020, we amended our credit agreement, dated as of November 9, 2016 (“Amended Revolving Credit Facility”). The Amended Revolving Credit Facility, among other things, increased the aggregate principal amount of available revolving credit facility borrowings to $750.0 million and extended the maturity date to September 17, 2023. In addition, we may add incremental term loan facilities, increase commitments and/or add new revolving commitments in an aggregate principal amount not to exceed the sum of (A) the greater of $600.0 million or 75% of our Consolidated EBITDA (as defined in the Amended Revolving Credit Facility) and (B) an amount based on our consolidated net leverage ratio. Borrowings under the Amended Revolving Credit Facility bear interest at LIBOR or the Base Rate (each as defined in the Amended Revolving Credit Facility) plus an applicable rate ranging from 1.25% to 2.25% for LIBOR-based loans and from 0.25% to 1.25% for Base Rate-based loans, depending upon our consolidated net leverage ratio. In addition to paying interest, we will pay an annual commitment fee for undrawn amounts at a rate of 0.20% to 0.40%, depending on our consolidated net leverage ratio. The Amended Revolving Credit Facility requires us to maintain a consolidated net leverage ratio no greater than 5.00 to 1.00, decreasing ratably to 4.50 to 1.00 on February 26, 2022 through maturity; and an interest coverage ratio no less than 2.75 to 1.00.

In connection with the Amended Revolving Credit Facility, we repaid the outstanding $271.9 million term loan facility due in November 2021 with cash on hand. In connection with the amendment, we capitalized $2.4 million of debt issuance costs as “Other assets” on our Consolidated Balance Sheet. During the thirty-nine weeks ended February 28, 2021, we recognized $1.0 million of expenses, in “Interest expense, net” for the write-off of debt issuance costs related to the payoff of the term loan facility.

At February 28, 2021, we had no borrowings outstanding under the Amended Revolving Credit Facility and $744.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million. For the thirty-nine weeks ended February 28, 2021, borrowings under the facility ranged from zero to $495.0 million and the weighted average interest rate for our outstanding borrowings under the facility was 1.68%.

Term A-1 and A-2 Loan Facilities

On September 23, 2020, in connection with the Amended Revolving Credit Facility, we amended the credit agreement, dated as of June 28, 2019, relating to our Term A-1 and A-2 Loan Facilities (“Term Loan Facilities”), to, among other things, modify the Term Loan Facilities to make conforming changes to the affirmative and negative covenants under the Term Loan Facilities. The financial covenants under the Term Loan Facilities remain unchanged, requiring us to maintain a consolidated net leverage ratio no greater than 4.50 to 1.00 and an interest coverage ratio no less than 2.75 to 1.00.

Other

For the thirty-nine weeks ended February 28, 2021 and February 23, 2020, we paid $65.2 million and $58.0 million of interest on debt, respectively.

10.   STOCK-BASED COMPENSATION

The Compensation Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. During the thirty-nine weeks ended February 28, 2021, we granted 0.3 million and 0.1 million RSUs and Performance Shares, respectively, at an average grant date fair value of $62.46. As of February 28, 2021, 7.4 million shares were available for future grant under the plan.

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28,	February 23,	February 28,	February 23,
	2021	2020	2021	2020
Stock-settled RSUs	$3.7	$3.2	$10.4	$9.5
Performance Shares	2.6	2.4	7.2	8.6
Stock options	—	—	—	0.1
Stock-settled compensation expense	6.3	5.6	17.6	18.2
Cash-settled RSUs (a)	—	—	—	1.0
Total compensation expense	6.3	5.6	17.6	19.2
Income tax benefit (b)	(1.1)	(1.1)	(3.1)	(3.7)
Total compensation expense, net of tax benefit	$5.2	$4.5	$14.5	$15.5
(a)	All cash-settled RSUs are marked-to-market and presented within “Accrued liabilities” on our Consolidated Balance Sheets.

(b)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at February 28, 2021, total unrecognized compensation expense related to stock-based awards was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock-settled RSUs	$21.5	1.8
Performance Shares	11.4	1.8
Total unrecognized stock-based expense	$32.9	1.8

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall (dollars in millions):

	As of February 28, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets (a)	$—	$7.3	$—	$7.3
Total assets	$—	$7.3	$—	$7.3
Liabilities:
Deferred compensation liabilities (b)	$—	$22.7	$—	$22.7
Total liabilities	$—	$22.7	$—	$22.7

	As of May 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$0.1	$—	$—	$0.1
Total assets	$0.1	$—	$—	$0.1
Liabilities:
Derivative liabilities (a)	$—	$4.7	$—	$4.7
Deferred compensation liabilities (b)	—	18.0	—	18.0
Total liabilities	$—	$22.7	$—	$22.7
(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts. The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including both forward and spot prices for commodities. Derivative assets are presented within “Prepaid expenses and other current assets” and derivative liabilities are presented within “Accrued liabilities” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

Non-financial assets such as property, plant and equipment, and intangible assets are recorded at fair value only if an impairment is recognized. Cost and equity investments are measured at fair value on a non-recurring basis.

At February 28, 2021, we had $2,166.0 million of fixed-rate and $594.4 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at February 28, 2021, was estimated to be $2,278.4 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In December 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate. During the thirteen and thirty-nine weeks ended February 28, 2021, we repurchased 164,678 shares for $12.7 million, or a weighted-average price of $77.04 per share. As of February 28, 2021, $182.6 million remained authorized for repurchase under the program.

Dividends

During the thirty-nine weeks ended February 28, 2021, we paid $100.9 million of dividends to common stockholders. On March 5, 2021, we paid $34.4 million of dividends to stockholders of record as of the close of business on February 5, 2021. On March 25, 2021, our Board of Directors declared a dividend of $0.235 per share of common stock. The dividend will be paid on June 4, 2021, to stockholders of record as of the close of business on May 7, 2021.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Changes in AOCI, net of taxes, as of February 28, 2021 were as follows (dollars in millions):

	Foreign		Accumulated
	Currency	Pension and	Other
	Translation	Post-Retirement	Comprehensive
	Gains (Losses)	Benefits	Income (Loss)
Balance as of May 31, 2020	$(36.3)	$(4.2)	$(40.5)
Other comprehensive income before reclassifications, net of tax	63.2	—	63.2
Amounts reclassified out of AOCI, net of tax	—	0.1	0.1
Net current-period other comprehensive income (loss)	63.2	0.1	63.3
Balance as of February 28, 2021	$26.9	$(4.1)	$22.8

13.    SEGMENTS

We have four operating segments, each of which is a reportable segment: Global, Foodservice, Retail, and Other. Our chief operating decision maker receives periodic management reports under this structure that generally focus on the nature and scope of our customers’ businesses, which enables operating decisions, performance assessment, and resource allocation decisions at the segment level. The reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment (dollars in millions).

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28,	February 23,	February 28,	February 23,
	2021 (a)	2020	2021 (a)	2020
Net sales
Global	$478.5	$487.1	$1,401.9	$1,544.3
Foodservice	219.5	283.0	697.3	893.3
Retail	162.5	132.2	457.1	393.6
Other	35.3	35.0	107.1	114.3
Total net sales	895.8	937.3	2,663.4	2,945.5
Product contribution margin (b)
Global	79.3	109.3	249.8	341.0
Foodservice	70.2	99.8	243.7	313.5
Retail	33.1	28.8	99.0	86.2
Other (c)	8.7	5.9	32.4	26.0
	191.3	243.8	624.9	766.7
Add: Advertising and promotion expenses (b)	5.4	6.6	9.1	17.4
Gross profit	196.7	250.4	634.0	784.1
Selling, general and administrative expenses	96.1	87.9	258.1	258.1
Income from operations	100.6	162.5	375.9	526.0
Interest expense, net	29.3	25.2	89.6	78.8
Income tax expense	16.3	35.7	76.2	115.1
Equity method investment earnings	11.1	9.8	42.2	35.4
Net income	$66.1	$111.4	$252.3	$367.5
(a)	On March 11, 2020, the World Health Organization declared the spread of COVID-19 a global pandemic. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions, including restrictions on dine-in purchases and the imposition of stay-at-home orders, were imposed in the United States and in our international markets. These restrictions had a negative impact on our sales, costs, and earnings of our joint ventures, resulting in a negative impact on our net income. The increase in our costs, and the costs of our joint ventures, related to factory utilization and production inefficiencies, manufacturing and operational disruptions directly attributable to the pandemic, as well as incremental warehousing and transportation costs, and costs to enhance employee safety measures, including purchases of safety and health screening equipment, retaining sales employees, and expensing certain capitalized manufacturing facility expansion projects that were stopped.

(b)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with segment performance.

(c)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 12%of consolidated “Net sales” for both the thirteen and thirty-nine weeks ended February 28, 2021; and 10% for both the thirteen and thirty-nine weeks ended February 23, 2020. No customer accounted for more than 10% of our consolidated accounts receivable as of February 28, 2021 or May 31, 2020.

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

Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “believe,” “estimate,” “support,” “impact,” “improve,” “enhance,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, liquidity, dividends, share repurchases, capital expenditures and investments, operational costs, and business outlook and prospects, as well as the impact of the COVID-19 pandemic on the industry and consumer demand. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: impacts on our business due to health pandemics or other contagious outbreaks, such as the current COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply or other constraints in the availability of key commodities and other necessary services; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; the availability and prices of raw materials; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; levels of pension, labor and people-related expenses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data (including Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures) that is prepared using non-GAAP measures. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures, and a reconciliation of these non-GAAP financial measures to net income.

Executive Summary

Lamb Weston’s financial performance in the third quarter of fiscal 2021 reflects the COVID-19 pandemic’s negative impact on frozen potato demand in our food-away-from-home sales channels. While demand and shipment trends have improved in both our food-away-from-home and food-at-home sales channels since the end of fiscal 2020, shipments to restaurants and other foodservice outlets remain below pre-pandemic levels. However, COVID-19 significantly disrupted manufacturing and distribution operations across our entire supply chain network, which resulted in higher costs. As a result, our sales and earnings in the third quarter of fiscal 2021 declined as compared to the third quarter of fiscal 2020. Specifically:

●	Net sales declined 4% to $895.8 million
●	Income from operations declined 38% to $100.6 million
●	Net income declined 41% to $66.1 million
●	Diluted earnings per share declined 41% to $0.45
●	Adjusted EBITDA including unconsolidated joint ventures declined 27% to $167.1 million

Compared with the third quarter of fiscal 2020, our sales volume declined as demand for frozen potato products outside the home fell after government-imposed social restrictions to slow the spread of COVID-19 reduced restaurant traffic and included restrictions for on-premise dining. The volume decline was partially offset by higher price/mix, which was largely due to higher prices in our Retail and Foodservice segments, and favorable mix in our Retail segment.

Income from operations declined due to lower sales and higher manufacturing and distribution costs, which were largely due to incremental costs resulting from the pandemic’s disruptive effect on our production, transportation, and warehousing operations. We also incurred higher costs in the quarter related to capital, repair and maintenance activities that we delayed at the onset of the pandemic. In addition, higher manufacturing costs reflected input cost inflation. The decline in income from operations was also due to higher selling, general and administrative (“SG&A”) expenses, reflecting investments to improve our manufacturing and supply chain operations over the long term, and to a lesser extent, investments to improve our information technology infrastructure.

We expect that we will continue to incur significant costs as a result of the pandemic’s ongoing impact on our manufacturing, distribution, commercial and functional support operations until the COVID-19 virus is broadly contained. These costs may include, but are not limited to: production inefficiencies and labor retention costs arising from modifying production schedules, reducing run-times, and lower overall factory utilization; costs to shut down, sanitize, and restart production facilities after production is impacted by the virus; costs to adopt and maintain enhanced employee safety and sanitation protocols, such as purchasing personal protection and health screening equipment and services; and incremental warehousing and transportation costs.

We also expect that the pandemic will continue to have a negative impact on the U.S. and global economies, global consumer demand for frozen potato products, and on our business and financial results until the COVID-19 virus is broadly contained. While the degree of the impact of the pandemic on our business going forward remains uncertain, we continue to closely monitor the global french fry industry, including consumer reaction and demand. During the third quarter, we observed the following:

●	In the U.S., overall restaurant traffic was between 85% and 90% of pre-pandemic levels. Traffic at large, quick service chain restaurants (“QSRs”) during the third quarter remained essentially at prior-year levels by continuing to leverage drive-thru and delivery formats. Traffic at full-service restaurants was largely between 70% and 80% of prior-year levels during much of the quarter as governments in most states and localities continued to impose at least partial social and on-premise indoor dining restrictions. Demand by our non-commercial customers (i.e., lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments) remained at approximately 50% of prior-year levels. In contrast, demand for retail frozen potato products remained strong, generally following an increase in overall food-at-home consumption following continued government-imposed social restrictions.

●	In Europe, which is served by our Lamb-Weston/Meijer joint venture, demand for frozen potato products was 80% to 85% of prior-year levels, reflecting the continuation of government-imposed social restrictions. Unlike in the U.S., most french fry consumption in Europe is dine-in or carry-out, as QSR drive-thru options are more limited.

●	Demand in our other key international markets was mixed. In China, demand for frozen potatoes was strong versus last year, when demand was depressed following the imposition of social restrictions during the latter half of the quarter. Although demand varied in our other key international markets, it improved sequentially versus the second quarter of fiscal 2021, and was generally stronger in developed markets than in emerging markets.

While the near-term impact of the pandemic on demand and sales volume is likely to be material, we believe we have sufficient liquidity to manage through the uncertainty. As of February 28, 2021, we had $714.3 million of cash and cash equivalents. During the first three quarters of fiscal 2021, we generated $374.8 million of cash from operations, spent $106.7 million in capital expenditures, including those on information technology initiatives, and paid $100.9 million of cash dividends to shareholders. In addition, we resumed our share repurchase program in January 2021, which we suspended at the onset of the COVID-19 pandemic to preserve liquidity, and repurchased 164,678 shares for $12.7 million, reflecting an average price per purchased share of $77.04.

As discussed above, the government-imposed social and business restrictions, including closing or partially closing restaurants and other foodservice operations, have led to a decrease in consumer and customer demand for our products. In response, we have taken actions, and will continue to evaluate various options, to lower our cost structure and maximize the efficiency of our manufacturing and commercial operations, including modifying production schedules to rebalance utilization rates across our manufacturing network. During these uncertain times, our top priorities are to ensure the health and welfare of our employees, maintain product safety, and continue to support our customers as they manage their supply chains and inventories.

We believe that the possibility of wide availability of government-approved COVID-19 vaccines by mid-calendar 2021 may allow governments to gradually ease broad social restrictions in their respective jurisdictions, which would likely have a favorable impact on restaurant traffic. While we expect to continue to face challenging and volatile operating conditions until the virus is broadly contained, we continue to believe that global restaurant traffic will improve through calendar year 2021. Improvements in global restaurant traffic would, in turn, lead to overall frozen potato demand approaching pre-pandemic levels, on a run-rate basis, by the end of the calendar year.

Operating Results

We have four reportable segments: Global, Foodservice, Retail, and Other. We report net sales and product contribution margin by segment and on a consolidated basis. Product contribution margin, when presented on a consolidated basis, is a non-GAAP financial measure. Net sales and product contribution margin are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with the performance of our segments. For additional information on our reportable segments and product contribution margin, see “Non-GAAP Financial Measures” below and Note 13, Segments, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Thirteen Weeks Ended February 28, 2021 compared to Thirteen Weeks Ended February 23, 2020 (dollars in millions)

Net Sales and Product Contribution Margin

	Thirteen Weeks Ended
	February 28,	February 23,	%
	2021	2020	Inc/(Dec)
Segment sales
Global	$478.5	$487.1	(2%)
Foodservice	219.5	283.0	(22%)
Retail	162.5	132.2	23%
Other	35.3	35.0	1%
	$895.8	$937.3	(4%)

Segment product contribution margin
Global	$79.3	$109.3	(27%)
Foodservice	70.2	99.8	(30%)
Retail	33.1	28.8	15%
Other	8.7	5.9	47%
	191.3	243.8	(22%)
Add: Advertising and promotion expenses	5.4	6.6	(18%)
Gross profit	$196.7	$250.4	(21%)

Net Sales

Compared to the prior-year quarter, Lamb Weston’s net sales for the third quarter of fiscal 2021 declined $41.5 million, or 4%, to $895.8 million. Volume declined 6%, predominantly reflecting lower demand for frozen potato products outside the home related to government-imposed restrictions on restaurants and other foodservice operations to slow the spread of the COVID-19 virus. The rate of the decline in shipments improved sequentially as compared to the 14% decline that we realized during the first half of fiscal 2021, reflecting the steady recovery in demand, particularly in our Global segment. Price/mix increased 2 percent, driven primarily by improved price in our Retail and Foodservice segments, and favorable mix in our Retail segment.

Global segment net sales declined $8.6 million, or 2%, to $478.5 million. Volume declined 2%, reflecting lower demand for frozen potato products outside the home as a result of the pandemic’s negative impact on restaurant and other foodservice-related traffic in some of our key international markets. Our shipments to North American chain restaurant customers increased nominally compared to the prior year period, and included the benefit of increased sales volumes of limited time offering products. The segment’s overall 2% rate of decline is an improvement from the 12% rate of decline that the segment realized during the first half of fiscal 2021 compared to the first half of fiscal 2020, largely due to a recovery in international shipments in the third quarter. Price/mix was flat versus the prior year quarter as favorable price was offset by unfavorable mix.

Foodservice segment net sales declined $63.5 million, or 22%, to $219.5 million. Volume declined 24% due to lower demand for frozen potato products outside the home as a result of the pandemic’s negative impact on traffic at restaurants and non-commercial customers, such as lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments. Shipment and order trends improved as the quarter progressed, reflecting the positive and anticipated effect on restaurant traffic, especially at full-service restaurants, of governments easing social restrictions, as well as the benefit of relatively mild winter weather. Price/mix increased 2%, reflecting the carryover benefit of a pricing action implemented during the second half of fiscal 2020, partially offset by unfavorable mix as sales of Lamb Weston branded and premium products softened.

Retail segment net sales increased $30.3 million, or 23%, to $162.5 million. Volume increased 13% as strong growth in shipments of premium and mainstream branded offerings, which have historically comprised approximately 40% of the segment’s volume, was partially offset by a decline in shipments of private label products, which reflects incremental losses of certain low-margin private label business. Price/mix increased 10 percent, largely driven by favorable mix from higher sales of branded products.

Net sales in our Other segment increased $0.3 million, or 1%, to $35.3 million, as favorable price/mix more than offset lower volumes in our vegetable business.

Gross Profit and Product Contribution Margin

Gross profit declined $53.7 million, or 21%, to $196.7 million in the third quarter of fiscal 2021. The decline was driven by lower sales and higher manufacturing and distribution costs. These higher costs were largely due to incremental costs and inefficiencies related to the pandemic’s disruptive effect on our production, transportation, and warehousing operations. We also incurred higher costs in the quarter related to capital, repair and maintenance activities that we delayed at the onset of the pandemic. In addition, higher manufacturing costs reflected input cost inflation. The decline in gross profit was partially offset by a $7.5 million change in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $7.2 million gain in the current quarter, compared with a $0.3 million loss related to these items in the prior year quarter.

Lamb Weston’s overall product contribution margin, defined as gross profit less advertising and promotion expenses, declined $52.5 million, or 22%, to $191.3 million. The decline was largely due to lower sales and higher manufacturing and distribution costs (as described above).

Global segment product contribution margin declined $30.0 million, or 27%, to $79.3 million. Higher manufacturing and distribution costs, as well as unfavorable mix, drove the decline. Global segment cost of sales was $398.2 million, up 6% compared to the third quarter of fiscal 2020, primarily due to higher manufacturing and distribution costs.

Foodservice segment product contribution margin declined $29.6 million, or 30%, to $70.2 million. Lower sales volumes, higher manufacturing and distribution costs, and unfavorable mix drove the decline, partially offset by favorable price. Cost of sales was $147.9 million, down 18% compared to the third quarter of fiscal 2020, due to lower sales volumes, partially offset by higher manufacturing and distribution costs.

Retail segment product contribution margin increased $4.3 million, or 15%, to $33.1 million. Favorable mix drove the increase, partially offset by higher manufacturing and distribution costs, and an $0.8 million increase in advertising and promotional expenses. Cost of sales was $126.4 million, up 25% compared to the third quarter of fiscal 2020, primarily due to higher sales volume and higher manufacturing and distribution costs.

Other segment product contribution margin increased $2.8 million, or 47%, to $8.7 million. These amounts include a $4.3 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the third quarter of fiscal 2021, and a $0.7 million loss related to the contracts in the prior year period. Excluding these adjustments, Other segment product contribution margin decreased $2.2 million due to higher manufacturing and distribution costs, partially offset by favorable price/mix in our vegetable business.

Selling, General and Administrative Expenses

Compared with the prior-year period, SG&A expenses increased $8.2 million, or 9%, to $96.1 million. The increase was largely due to investments to improve our manufacturing and supply chain operations over the long term, and to a lesser extent, our information technology infrastructure, which included approximately $1 million of non-recurring expenses, primarily related to consulting expenses associated with a new enterprise resource planning (“ERP”) system. The increase in SG&A was partially offset by cost management efforts.

Interest Expense, Net

Compared with the prior-year quarter, interest expense, net increased $4.1 million to $29.3 million. The increase reflected higher average total debt versus the prior year resulting from our actions in late fiscal 2020 and early fiscal 2021 to enhance our liquidity position. For more information see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the third quarter of fiscal 2021 and 2020 was $16.3 million and $35.7 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 19.8% and 24.3% for the third quarter of fiscal 2021 and 2020, respectively, in our Consolidated Statements of Earnings. The lower effective tax rate for the third quarter fiscal 2021, as compared to the prior year period is primarily due to discrete items originating during the third quarter and a slightly lower annual effective tax rate. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $11.1 million and $9.8 million for the third quarter of fiscal 2021 and 2020, respectively. Equity method investment earnings included a $2.2 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the current quarter, compared to a $7.3 million unrealized loss related to these items in the prior year quarter. In addition, in December 2020, Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”) increased its interest in its Russian joint venture from 35.5% to 74.9%, and now consolidates that joint venture in its results. Earnings in the prior year quarter also included a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb-Weston/RDO Frozen (“Lamb Weston RDO”).

Excluding the mark-to-market adjustments and the Lamb Weston RDO pension-related comparability item, earnings from equity method investments decreased $10.8 million compared to the prior year period. Lower frozen potato demand in Europe resulting from the continuation of government-imposed social restrictions, as well as higher production costs related to the COVID pandemic, largely drove the earnings decline.

Thirty-Nine Weeks Ended February 28, 2021 compared to Thirty-Nine Weeks Ended February 23, 2020 (dollars in millions)

Net Sales and Product Contribution Margin

	Thirty-Nine Weeks Ended
	February 28,	February 23,	%
	2021	2020	Inc/(Dec)
Segment sales
Global	$1,401.9	$1,544.3	(9%)
Foodservice	697.3	893.3	(22%)
Retail	457.1	393.6	16%
Other	107.1	114.3	(6%)
	$2,663.4	$2,945.5	(10%)

Segment product contribution margin
Global	$249.8	$341.0	(27%)
Foodservice	243.7	313.5	(22%)
Retail	99.0	86.2	15%
Other	32.4	26.0	25%
	624.9	766.7	(18%)
Add: Advertising and promotion expenses	9.1	17.4	(48%)
Gross profit	$634.0	$784.1	(19%)

Net Sales

Compared with the prior-year period, Lamb Weston’s net sales for the first three quarters of fiscal 2021 declined $282.1 million, or 10%, to $2,663.4 million. Volume declined 12%, reflecting lower demand for frozen potato products outside the home related to government-imposed restrictions on restaurants and other foodservice operations to slow the spread of COVID-19. The decline was partially offset by higher sales volume in our Retail segment. Price/mix increased 2% due to improved price in the Foodservice and Retail segments, and favorable mix in the Retail segment.

Global segment net sales declined $142.4 million, or 9%, to $1,401.9 million. Volume declined 9%, primarily due to lower demand for frozen potato products outside the home as a result of the pandemic’s negative impact on restaurant and other foodservice-related traffic in the U.S. and in most of our key international markets. Price/mix was flat as favorable price was offset by unfavorable mix.

Foodservice segment net sales declined $196.0 million, or 22%, to $697.3 million. Volume declined 26% due to lower demand for frozen potato products outside the home as a result of the pandemic’s negative impact on restaurant and non-commercial customers, such as lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments. Price/mix increased 4%, reflecting the carryover benefit of pricing actions implemented during fiscal 2020, partially offset by unfavorable mix as sales of Lamb Weston branded and premium products softened.

Retail segment net sales increased $63.5 million, or 16%, to $457.1 million. Volume increased 8% due to higher sales of frozen potato products for in-home consumption following government-imposed social restrictions. Sales volumes of premium and mainstream branded offerings more than offset the decline in sales volumes of private label products, which reflects incremental losses of certain low-margin private label business. Price/mix increased 8%, largely driven by favorable mix from higher sales of branded products.

Net sales in our Other segment declined $7.2 million, or 6%, to $107.1 million, largely due to lower volumes in our vegetable business, partially offset by favorable price/mix.

Gross Profit and Product Contribution Margin

Gross profit declined $150.1 million, or 19%, to $634.0 million in the first three quarters of fiscal 2021. The decline was driven by lower sales and higher manufacturing and distribution costs. These higher costs were largely due to incremental costs and inefficiencies related to the pandemic’s disruptive effect on our production, transportation, and warehousing operations. We also incurred higher costs in the third quarter related to capital, repair and maintenance activities that we delayed at the onset of the pandemic. In addition, higher costs reflected input cost inflation, as well as costs related to processing raw potatoes out of storage longer than in prior years. The decline in gross profit was partially offset by a $13.7 million change in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $19.1 million gain in the first three quarters of fiscal 2021, compared with a $5.4 million gain related to these items in the prior year period.

Compared with the prior-year period, Lamb Weston’s overall product contribution margin for the first three quarters of fiscal 2021 declined $141.8 million, or 18%, to $624.9 million. The decline was driven by lower sales and higher manufacturing and distribution costs (as described above).

Global segment product contribution margin declined $91.2 million, or 27%, to $249.8 million in the first three quarters of fiscal 2021. Lower sales volumes, higher manufacturing and distribution costs, and unfavorable mix drove the decline. Global segment cost of sales was $1,150.0 million, down 4% compared to the first three quarters of fiscal 2020, primarily due to lower sales, partially offset by higher manufacturing and distribution costs.

Foodservice segment product contribution margin declined $69.8 million, or 22%, to $243.7 million. Lower sales volumes, higher manufacturing and distribution costs, and unfavorable mix drove the decline, partially offset by favorable price. Cost of sales was $450.8 million, down 22% compared to the first three quarters of fiscal 2020, due to lower sales volumes, partially offset by higher manufacturing and distribution costs.

Retail segment product contribution margin increased $12.8 million, or 15%, to $99.0 million in the first three quarters of fiscal 2021. Higher sales volumes, favorable mix and a $3.5 million decline in advertising and promotional expenses drove the increase, which was partially offset by higher manufacturing and distribution costs. Cost of sales was $354.2 million, up 18% compared to the first three quarters of fiscal 2020, primarily due to higher sales volume and higher manufacturing and distribution costs.

Other segment product contribution margin increased $6.4 million, or 25%, to $32.4 million. These amounts include a $16.3 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in the first three quarters of fiscal 2021, and a $6.6 million gain related to the contracts in the first three quarters of fiscal 2020. Excluding these mark-to-market adjustments, Other segment product contribution margin declined $3.3 million, largely due to higher manufacturing and distribution costs in our vegetable business.

Selling, General and Administrative Expenses

Compared with the prior-year period, selling, general and administrative expenses was flat at $258.1 million. Lower incentive compensation expense, cost management efforts, and an $8.3 million decline in advertising and promotional expenses offset investments to improve our manufacturing and supply chain operations over the long term, as well as investments in our information technology infrastructure, which included approximately $7 million of non-recurring expenses, primarily related to consulting and employee training expenses associated with a new ERP system.

Interest Expense, Net

Compared with the prior-year period, interest expense, net increased $10.8 million to $89.6 million. The increase reflected higher average total debt versus the prior year resulting from our actions to enhance our liquidity position, as well as the write-off of $1.0 million of debt issuance costs related to paying off a term loan facility that was due in November 2021. For more information see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the first three quarters of fiscal 2021 and 2020 was $76.2 million and $115.1 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.2% and 23.8% for the first three quarters of fiscal 2021 and 2020, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $42.2 million and $35.4 million for the first three quarters of fiscal 2021 and 2020, respectively. Equity method investment earnings included a $6.8 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first three quarters of fiscal 2021, compared to a $8.9 million unrealized loss related to the contracts in the first three quarters of fiscal 2020. In addition, in December 2020, Lamb-Weston/Meijer increased its interest in its Russian joint venture from 35.5% to 74.9%, and now consolidates that joint venture in its results. Earnings in the prior year also included a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

Excluding the mark-to-market adjustments and the Lamb Weston RDO pension-related comparability item, earnings from equity method investments declined $11.5 million compared to the prior year period. Lower frozen potato demand in Europe as well as higher manufacturing and distribution costs related to the COVID pandemic largely drove the earnings decline.

Liquidity and Capital Resources

Sources and Uses of Cash

The ongoing COVID-19 pandemic has disrupted our business and operating results. As a result of the uncertainties caused by the pandemic, we took actions to enhance our liquidity. In September 2020, we amended our credit agreement to increase available borrowings under our revolving credit facility from $500.0 million to $750.0 million and extended the maturity date to September 2023. In connection with the amendment, we used cash on hand to repay the $271.9 million term loan facility due in November 2021. Considering the current environment, with a significant number of employees working remotely, we also deferred the second phase of our new ERP system implementation. Our cash and cash equivalents balance was $714.3 million at February 28, 2021.

We believe our cash on hand, cash flows from operations and available borrowings under our current credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, capital expenditures, dividends on our common stock, and other financing requirements for the foreseeable future. While we expect increased availability of COVID-19 vaccines to enable a gradual return of consumer french fry demand as our fiscal year progresses, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives to generate additional cash, which may require waivers under our credit agreements governing our revolving credit and term loan facilities and indentures governing our senior notes. There can be no assurance that we would be able to obtain additional financing or any required waivers on terms acceptable to us or at all. For additional information on our debt, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 9, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities (dollars in millions):

	Thirty-Nine Weeks Ended
	February 28,	February 23,	Provided by
	2021	2020	(Used for)
Net cash flows provided by (used for):
Operating activities	$374.8	$435.7	$(60.9)
Investing activities	(106.2)	(289.8)	183.6
Financing activities	(919.9)	(127.7)	(792.2)
	(651.3)	18.2	(669.5)
Effect of exchange rate changes on cash and cash equivalents	1.6	(0.3)	1.9
Net increase (decrease) in cash and cash equivalents	$(649.7)	$17.9	$(667.6)

Operating Activities

In the first three quarters of fiscal 2021, cash provided by operating activities decreased $60.9 million to $374.8 million, compared with $435.7 million in the same period a year ago. The decrease related to a $149.5 million decrease in income from operations, adjusted for non-cash income and expenses, partially offset by $88.6 million of cash provided by favorable changes in working capital. Lower income from operations in the first three quarters of fiscal 2021 related to government-imposed restrictions on restaurants and other foodservice operations to slow the spread of COVID-19. See “Operating Results” in this MD&A for more information. Favorable changes in working capital primarily related to an increase in accounts payable and income taxes payable, due to timing, a smaller increase in finished goods inventories, relative to fiscal 2020, and an increase in our compensation and benefits accruals and accrued interest, partially offset by a decrease in rebate accruals due primarily to lower sales in fiscal 2021, relative to fiscal 2020. This favorability was partially offset by the timing of grower payments and receivable collections.

Investing Activities

Investing activities used $106.2 million of cash in the first three quarters of fiscal 2021, compared with $289.8 million in the same period in the prior year. Excluding the $116.7 million of cash used for the acquisition of a frozen potato processor in Australia in the prior year, cash used for investing activities decreased $66.9 million, compared with the first three quarters of fiscal 2020. The decrease related to our efforts to preserve liquidity during the COVID-19 pandemic. Cash used for capital investing activities in fiscal 2021, including information technology expenditures, is expected to be approximately $160 million, reflecting investments in productivity, optimization and growth capacity projects. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, including the impact of COVID-19, and our regulatory compliance requirements.

In March 2021, we announced the planned construction of a new french fry processing facility in Ulanqab, Inner Mongolia, China with capacity to produce more than 250 million pounds of frozen french fries and other potato products per year. The new facility will add to our existing in-country production from our facility in Shangdu, Inner Mongolia, China. The new facility is expected to be completed in the first half of fiscal year 2024 and the investment is expected to be approximately $250 million.

Financing Activities

During the first three quarters of fiscal 2021, cash used for financing activities increased $792.2 million to $919.9 million, compared with $127.7 million during the same period a year ago. During the first three quarters of fiscal 2021, financing activities primarily related to the repayment of $498.8 million of short-term borrowings, $297.6 million of debt and financing obligations repayments, which includes the repayment of the $271.9 million term loan facility due in November 2021, and the payment of $100.9 million in cash dividends to common stockholders. During the first three quarters of fiscal 2021, we repurchased 164,678 shares of our common stock at an average price of $77.04 and withheld 162,930 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

During the first three quarters of fiscal 2020, financing activities primarily related to $327.1 million of debt and financing obligation repayments, $299.3 million of net proceeds from the issuance of debt related to refinancing $300.0 million of the $599.1 million term loan facility outstanding at May 26, 2019, the payment of $87.7 million in cash dividends to common stockholders, $12.7 million of short-term borrowings and $28.9 million in cash used to repurchase 367,734 shares of our common stock, including tax withholdings in connection with vesting of restricted stock.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 9, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At February 28, 2021, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

Obligations and Commitments

Except for the $271.9 million repayment in September 2020 of the term loan facility due in 2021, there have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Non-GAAP Financial Measures

To supplement the financial information included in this report, we have presented product contribution margin on a consolidated basis, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, each of which is considered a non-GAAP financial measure.

Product contribution margin is one of the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with the performance of our segments. Our management also uses Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS to evaluate the Company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. We include these non-GAAP financial measures because management believes they are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measures, such as gross profit, net income or diluted earnings per share, and there are limitations to using non-GAAP financial measures.

See “Operating Results – Thirteen Weeks Ended February 28, 2021 compared to Thirteen Weeks Ended February 23, 2020 (dollars in millions) – Net Sales and Product Contribution Margin” and “Operating Results – Thirty-Nine Weeks Ended February 28, 2021 compared to Thirty-Nine Weeks Ended February 23, 2020 (dollars in millions) – Net Sales and Product Contribution Margin” above for a reconciliation of product contribution margin on a consolidated basis to gross profit.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures (dollars in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28,	February 23,	February 28,	February 23,
	2021 (a)	2020	2021 (a)	2020
Net income	$66.1	$111.4	$252.3	$367.5
Equity method investment earnings	(11.1)	(9.8)	(42.2)	(35.4)
Interest expense, net	29.3	25.2	89.6	78.8
Income tax expense	16.3	35.7	76.2	115.1
Income from operations	100.6	162.5	375.9	526.0
Depreciation and amortization	46.3	44.8	138.5	132.6
Adjusted EBITDA	146.9	207.3	514.4	658.6

Unconsolidated Joint Ventures
Equity method investment earnings	11.1	9.8	42.2	35.4
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	9.1	8.0	25.5	24.9
Items impacting comparability (b)
Loss on withdrawal from multiemployer pension plan	—	2.6	—	2.6
Add: Adjusted EBITDA from unconsolidated joint ventures	20.2	20.4	67.7	62.9

Adjusted EBITDA including unconsolidated joint ventures	$167.1	$227.7	$582.1	$721.5
(a)	The thirteen and thirty-nine weeks ended February 28, 2021, include incremental costs resulting from the pandemic’s effect on our manufacturing and supply chain operations, as well as incremental warehousing and transportation costs, and costs to enhance employee safety measures, including purchases of safety and health screening equipment, and retaining sales employees. In addition, the thirty-nine weeks ended February 28, 2021, include incremental costs related to processing raw potatoes out of storage longer than prior years.

(b)	The thirteen and thirty-nine weeks ended February 23, 2020, both include a $2.6 million loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28,	February 23,	February 28,	February 23,
	2021 (a)	2020 (a)	2021 (a)	2020 (a)
As reported	$0.45	$0.76	$1.72	$2.50
Items impacting comparability:
Loss on withdrawal from multiemployer pension plan (b)	—	0.01	—	0.01
Total items impacting comparability	—	0.01	—	0.01
Adjusted	$0.45	$0.77	$1.72	$2.51
(a)	Diluted weighted average common shares were 147.2 million for both the thirteen weeks ended February 28, 2021 and February 23, 2020, respectively, and 147.1 million for both the thirty-nine weeks ended February 28, 2021 and February 23, 2020, respectively.

(b)	The thirteen and thirty-nine weeks ended February 23, 2020, both include a $2.6 million ($2.0 million after-tax) loss related to the withdrawal from a multiemployer pension plan by Lamb Weston RDO.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the first three quarters of fiscal 2021.

New and Recently Adopted Accounting Pronouncements

For a list of our new and recently adopted accounting pronouncements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we periodically enter into derivatives to minimize these risks, but not for trading purposes. The effects of the COVID-19 pandemic have resulted in significant volatility and uncertainty in the markets in which we operate. At the time of this filing, we are unable to predict or determine the impacts that the COVID-19 pandemic may continue to have on our exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among other factors.

Based on our open commodity contract hedge positions as of February 28, 2021, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $2.7 million ($2.1 million net of income tax benefits). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

At February 28, 2021, we had $2,166.0 million of fixed-rate and $594.4 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.0 million annually ($4.6 million net of income tax benefit).

See Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 28, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares purchased during the thirteen weeks ended February 28, 2021 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
November 30, 2020 through December 27, 2020	1,264	$71.93	—	$195.3
December 28, 2020 through January 24, 2021	42,243	$76.77	40,439	$192.2
January 25, 2021 through February 28, 2021	127,595	$76.98	124,239	$182.6
Total	171,102
(a)	Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $77.04, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	In December 2018, our Board of Directors authorized a $250.0 million share repurchase program with no expiration date. Repurchases may be made at our discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions.

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

Dated this 7th day of April, 2021.