Form 10-Q
period 2021-08-29
Lamb Weston Holdings, Inc.
filed 2021-10-07
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2021

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

As of September 30, 2021, the Registrant had 146,068,401 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended
	August 29,	August 30,
	2021	2020
Net sales	$984.2	$871.5
Cost of sales	832.9	657.7
Gross profit	151.3	213.8
Selling, general and administrative expenses	91.1	78.1
Income from operations	60.2	135.7
Interest expense, net	27.9	30.3
Income before income taxes and equity method earnings	32.3	105.4
Income tax expense	8.7	28.0
Equity method investment earnings	6.2	11.9
Net income	$29.8	$89.3
Earnings per share:
Basic	$0.20	$0.61
Diluted	$0.20	$0.61
Weighted average common shares outstanding:
Basic	146.3	146.3
Diluted	146.9	147.1

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 29, 2021			August 30, 2020
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$38.5	$(8.7)	$29.8	$117.3	$(28.0)	$89.3
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income	0.1	—	0.1	0.1	—	0.1
Unrealized currency translation gains (losses)	(23.8)	1.5	(22.3)	41.9	(2.5)	39.4
Comprehensive income	$14.8	$(7.2)	$7.6	$159.3	$(30.5)	$128.8

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	August 29,	May 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$789.7	$783.5
Receivables, less allowance for doubtful accounts of $1.1 and $0.9	401.3	366.9
Inventories	469.2	513.5
Prepaid expenses and other current assets	74.8	117.8
Total current assets	1,735.0	1,781.7
Property, plant and equipment, net	1,565.7	1,524.0
Operating lease assets	135.1	141.7
Equity method investments	298.8	310.2
Goodwill	323.5	334.5
Intangible assets, net	35.8	36.9
Other assets	82.4	80.4
Total assets	$4,176.3	$4,209.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and financing obligations	$32.0	$32.0
Accounts payable	380.4	359.3
Accrued liabilities	237.6	226.9
Total current liabilities	650.0	618.2
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,698.6	2,705.4
Deferred income taxes	159.7	159.7
Other noncurrent liabilities	240.6	245.5
Total long-term liabilities	3,098.9	3,110.6
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 148,016,633 and 147,640,632 shares issued	148.0	147.6
Additional distributed capital	(830.2)	(836.8)
Retained earnings	1,240.0	1,244.6
Accumulated other comprehensive income	7.3	29.5
Treasury stock, at cost, 1,955,617 and 1,448,768 common shares	(137.7)	(104.3)
Total stockholders' equity	427.4	480.6
Total liabilities and stockholders’ equity	$4,176.3	$4,209.4

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share data)

	Thirteen Weeks Ended August 29, 2021 and August 30, 2020
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Total
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 30, 2021	146,191,864	$147.6	$(104.3)	$(836.8)	$1,244.6	$29.5	$480.6
Dividends declared, $0.235 per share	—	—	—	—	(34.4)	—	(34.4)
Common stock issued	376,001	0.4	—	1.5	—	—	1.9
Stock-settled, stock-based compensation expense	—	—	—	5.2	—	—	5.2
Repurchase of common stock and common stock withheld to cover taxes	(506,849)	—	(33.4)	—	—	—	(33.4)
Other	—	—	—	(0.1)	—	—	(0.1)
Comprehensive income	—	—	—	—	29.8	(22.2)	7.6
Balance at August 29, 2021	146,061,016	$148.0	$(137.7)	$(830.2)	$1,240.0	$7.3	$427.4

Balance at May 31, 2020	146,038,893	$147.0	$(68.2)	$(862.9)	$1,064.6	$(40.5)	$240.0
Dividends declared, $0.230 per share	—	—	—	—	(33.7)	—	(33.7)
Common stock issued	437,201	0.4	—	0.2	—	—	0.6
Stock-settled, stock-based compensation expense	—	—	—	6.0	—	—	6.0
Common stock withheld to cover taxes	(151,151)	—	(9.6)	—	—	—	(9.6)
Other	—	—	—	0.2	(0.3)	—	(0.1)
Comprehensive income	—	—	—	—	89.3	39.5	128.8
Balance at August 30, 2020	146,324,943	$147.4	$(77.8)	$(856.5)	$1,119.9	$(1.0)	$332.0

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirteen Weeks Ended
	August 29,	August 30,
	2021	2020
Cash flows from operating activities
Net income	$29.8	$89.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	47.3	46.9
Stock-settled, stock-based compensation expense	5.2	6.0
Distributions (earnings) of joint ventures, net	3.5	(9.2)
Deferred income taxes	1.7	1.9
Other	1.5	10.8
Changes in operating assets and liabilities:
Receivables	(35.1)	9.1
Inventories	43.4	18.0
Income taxes payable/receivable, net	9.7	29.0
Prepaid expenses and other current assets	33.0	38.0
Accounts payable	10.0	18.7
Accrued liabilities	11.8	(7.9)
Net cash provided by operating activities	$161.8	$250.6
Cash flows from investing activities
Additions to property, plant and equipment	(78.9)	(20.6)
Additions to other long-term assets	—	(12.6)
Other	0.1	0.1
Net cash used for investing activities	$(78.8)	$(33.1)
Cash flows from financing activities
Dividends paid	(34.4)	(33.6)
Repurchase of common stock and common stock withheld to cover taxes	(33.4)	(9.6)
Repayments of debt and financing obligations	(7.9)	(9.2)
Repayments of short-term borrowings, net	—	(498.1)
Other	(0.1)	0.3
Net cash used for financing activities	$(75.8)	$(550.2)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.2
Net increase (decrease) in cash and cash equivalents	6.2	(331.5)
Cash and cash equivalents, beginning of period	783.5	1,364.0
Cash and cash equivalents, end of period	$789.7	$1,032.5

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen weeks ended August 29, 2021 and August 30, 2020, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

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

These financial statements and condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on July 27, 2021.

New and Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Interbank Offered Rate (“LIBOR”). This guidance includes practical expedients and exceptions to the current guidance on contract modifications and hedge accounting. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance was effective immediately and generally can be applied through December 31, 2022. We are currently evaluating the potential impact of the transition from LIBOR to alternative reference rates, but do not expect a significant impact on our financial statements related to this transition.

There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (dollars and shares in millions, except per share amounts):

	Thirteen Weeks Ended
	August 29,	August 30,
	2021	2020
Numerator:
Net income	$29.8	$89.3

Denominator:
Basic weighted average common shares outstanding	146.3	146.3
Add: Dilutive effect of employee incentive plans (a)	0.6	0.8
Diluted weighted average common shares outstanding	146.9	147.1

Earnings per share:
Basic	$0.20	$0.61
Diluted	$0.20	$0.61
(a)	Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of August 29, 2021 and August 30, 2020, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES

Income tax expense was $8.7 million and $28.0 million for the thirteen weeks ended August 29, 2021 and August 30, 2020, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.6% and 23.9% for the thirteen weeks ended August 29, 2021 and August 30, 2020, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Income Taxes Paid

Income tax refunds, net of taxes paid were $2.9 million and $2.8 million during the thirteen weeks ended August 29, 2021 and August 30, 2020, respectively.

Unrecognized Tax Benefits

There have been no material changes to the unrecognized tax benefits disclosed in Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of the Form 10-K. The expiration of statute of limitations could reduce the uncertain tax positions by approximately $7 million during the next 12 months.

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows (dollars in millions):

	August 29,	May 30,
	2021	2021
Raw materials and packaging	$71.6	$89.8
Finished goods	352.9	377.8
Supplies and other	44.7	45.9
Inventories	$469.2	$513.5

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows (dollars in millions):

	August 29,	May 30,
	2021	2021
Land and land improvements	$110.9	$108.2
Buildings, machinery, and equipment	2,766.8	2,763.3
Furniture, fixtures, office equipment, and other	97.5	97.1
Construction in progress	192.4	122.5
Property, plant and equipment, at cost	3,167.6	3,091.1
Less accumulated depreciation	(1,601.9)	(1,567.1)
Property, plant and equipment, net	$1,565.7	$1,524.0

Depreciation expense was $44.5 million and $44.9 million for the thirteen weeks ended August 29, 2021 and August 30, 2020, respectively. At August 29, 2021 and May 30, 2021, purchases of property, plant and equipment included in accounts payable were $34.4 million and $23.1 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended August 29, 2021 and August 30, 2020, was $1.2 million and $0.5 million, respectively.

6.    EQUITY METHOD INVESTMENTS

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., that is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe, Russia, and the Middle East. We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing joint venture based in the United States. We also hold a 50% interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Sociedad Comercial del Plata S.A., that is headquartered in Argentina. LWAMSA manufactures and sells frozen potato products, principally in South America. These investments are accounted for using equity method accounting. The carrying value of these equity method investments at August 29, 2021 and May 30, 2021, was $298.8 million and $310.2 million, respectively, and are included in “Equity method investments” on our Consolidated Balance Sheets.

For the thirteen weeks ended August 29, 2021 and August 30, 2020, we had sales to our equity method investments of $4.9 million and $3.0 million, respectively, and payments to our equity method investments of $1.4 million and $1.1 million, respectively. Total dividends received from our equity method investments were $9.7 million and $2.7 million for the thirteen weeks ended August 29, 2021 and August 30, 2020, respectively.

We have an agreement to share the costs of our global enterprise resource planning (“ERP”) system and related software and services with Lamb-Weston/Meijer. Under the terms of the agreement, Lamb-Weston/Meijer will pay us for the majority of its portion of the ERP costs in five equal annual payments, plus interest, beginning in the period the system is deployed at Lamb-Weston/Meijer. As of August 29, 2021 and May 30, 2021, Lamb-Weston/Meijer’s portion of the ERP costs totaled $17.0 million and $16.8 million, respectively. Related to this project, we had $13.6 million and $13.2 million of receivables recorded in “Other assets” on our Consolidated Balance Sheets as of August 29, 2021 and May 30, 2021, respectively. We expect the total receivable from Lamb-Weston/Meijer to increase as development and implementation of the ERP system progresses.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the thirteen weeks ended August 29, 2021 (dollars in millions):

	Global	Foodservice	Retail	Other	Total
Balance at May 30, 2021	$276.3	$42.8	$10.9	$4.5	$334.5
Foreign currency translation adjustment	(11.0)	—	—	—	(11.0)
Balance at August 29, 2021	$265.3	$42.8	$10.9	$4.5	$323.5

Other identifiable intangible assets were as follows (dollars in millions):

	August 29, 2021				May 30, 2021
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	11	41.7	(23.9)	17.8	11	42.2	(23.3)	18.9
		$59.7	$(23.9)	$35.8		$60.2	$(23.3)	$36.9
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Developed technology, which is excluded from this balance, is recorded as “Other assets” on our Consolidated Balance Sheet. Amortization expense, including developed technology amortization expense, was $1.5 million and $0.7 million for the thirteen weeks ended August 29, 2021 and August 30, 2020, respectively. Foreign intangible assets are affected by foreign currency translation.

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows (dollars in millions):

	August 29,	May 30,
	2021	2021
Compensation and benefits	$60.4	$83.2
Accrued trade promotions	47.5	39.9
Dividends payable to shareholders	34.4	34.4
Accrued interest	34.4	7.9
Current portion of operating lease obligations	28.1	29.1
Franchise, property, and sales and use taxes	13.5	11.3
Other	19.3	21.1
Accrued liabilities	$237.6	$226.9

9.   DEBT AND FINANCING OBLIGATIONS

At August 29, 2021 and May 30, 2021, our debt, including financing obligations, was as follows (dollars in millions):

	August 29,	May 30,
	2021	2021
Long-term debt:
Term A-1 loan facility, due June 2024	$270.0	$273.8
Term A-2 loan facility, due April 2025	308.8	312.8
4.625% senior notes, due November 2024	833.0	833.0
4.875% senior notes, due November 2026	833.0	833.0
4.875% senior notes, due May 2028	500.0	500.0
	2,744.8	2,752.6
Financing obligations:
Lease financing obligations due on various dates through 2040 (a)	7.2	7.3
	7.2	7.3

Total debt and financing obligations	2,752.0	2,759.9
Debt issuance costs (b)	(21.4)	(22.5)
Current portion of long-term debt and financing obligations	(32.0)	(32.0)
Long-term debt and financing obligations, excluding current portion	$2,698.6	$2,705.4
(a)	The interest rates on our lease financing obligations ranged from 2.49% to 4.10% as of August 29, 2021 and May 30, 2021.

(b)	Excludes debt issuance costs of $3.9 million and $2.1 million as of August 29, 2021 and May 30, 2021, respectively, related to our Amended Revolving Credit Facility, which are presented in “Other assets” on the Consolidated Balance Sheets.

Amended Revolving Credit Facility

On August 11, 2021, we amended our credit agreement, dated as of November 9, 2016 (“Amended Revolving Credit Facility”). The Amended Revolving Credit Facility, among other things, increased the aggregate principal amount of available revolving credit facility borrowings to $1.0 billion and extended the maturity date to August 11, 2026. In addition, we may add incremental term loan facilities, increase commitments and/or add new revolving commitments in an aggregate principal amount of $650.0 million or greater based on conditions described in the agreement. Borrowings under the Amended Revolving Credit Facility bear interest at LIBOR, the Base Rate, the Alternative Currency Daily Rate, or the Alternative Currency Term Rate (each as defined in the Amended Revolving Credit Facility) plus an applicable rate ranging from 1.125% to 1.75% for LIBOR-based loans, Alternative Currency Daily Rate-based loans, and Alternative Currency Term Rate-based loans and from 0.125% to 0.75% for Base Rate-based loans, depending upon our consolidated net leverage ratio. In addition to paying interest, we will pay an annual commitment fee for undrawn amounts at a rate of 0.15% to 0.25%, depending on our consolidated net leverage ratio. The Amended Revolving Credit Facility requires us to maintain a consolidated net leverage ratio no greater than 5.00 to 1.00, decreasing to 4.75 to 1.00 on February 23, 2025 through maturity; and an interest coverage ratio no less than 2.75 to 1.00.

In connection with the Amended Revolving Credit Facility, we capitalized $2.0 million of debt issuance costs as “Other assets” on our Consolidated Balance Sheet.

At August 29, 2021, we had no borrowings outstanding under the Amended Revolving Credit Facility and $994.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million. For the thirteen weeks ended August 29, 2021, we had no borrowings under the facility.

Term A-1 and A-2 Loan Facilities

On August 11, 2021, in connection with the Amended Revolving Credit Facility, we amended the credit agreement, dated as of June 28, 2019, relating to our Term A-1 and A-2 Loan Facilities (“Term Loan Facilities”), to, among other things, modify the Term Loan Facilities to make conforming changes to the covenants under the agreement. Under the amended Term Loan Facilities, we are required to maintain a consolidated net leverage ratio no greater than 5.00 to 1.00, decreasing to 4.75 to 1.00 on February 23, 2025 through maturity; and an interest coverage ratio no less than 2.75 to 1.00.

Other

For the thirteen weeks ended August 29, 2021 and August 30, 2020, we paid $2.7 million and $5.7 million of interest on debt, respectively.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

10.   STOCK-BASED COMPENSATION

The Compensation and Human Capital Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. During the thirteen weeks ended August 29, 2021, we granted 0.3 million and 0.1 million RSUs and Performance Shares, respectively, at an average grant date fair value of $67.41. As of August 29, 2021, 7.1 million shares were available for future grant under the plan.

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows (dollars in millions):

	Thirteen Weeks Ended
	August 29,	August 30,
	2021	2020
Total compensation expense	$5.2	$6.0
Income tax benefit (a)	(0.9)	(1.1)
Total compensation expense, net of tax benefit	$4.3	$4.9
(a)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at August 29, 2021, total unrecognized compensation expense related to stock-based awards was as follows (dollars in millions):

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Expense	Period (in years)
Stock-settled RSUs	$31.0	2.4
Performance Shares	13.2	2.4
Total unrecognized stock-based expense	$44.2	2.4

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

The fair values of cash equivalents, receivables, accounts payable, and short-term debt approximate their carrying amounts due to their short duration.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall (dollars in millions):

	As of August 29, 2021
	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$8.5	$—	$8.5
Deferred compensation liabilities (b)	—	(25.1)	—	(25.1)
Fair value, net	$—	$(16.6)	$—	$(16.6)

	As of May 30, 2021
	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$15.3	$—	$15.3
Deferred compensation liabilities (b)	—	(23.5)	—	(23.5)
Fair value, net	$—	$(8.2)	$—	$(8.2)
(a)	Derivative assets included in Level 2 primarily represent commodity swap and option contracts. The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including both forward and spot prices for commodities. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

At August 29, 2021, we had $2,166.0 million of fixed-rate and $578.8 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at August 29, 2021, was estimated to be $2,273.6 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In December 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate. During the thirteen weeks ended August 29, 2021, we repurchased 395,361 shares for $26.0 million, or a weighted-average price of $65.86 per share. As of August 29, 2021, $143.6 million remained authorized for repurchase under the program.

Dividends

We paid $34.4 million of dividends on both September 3, 2021 and June 4, 2021 to stockholders of record as of the close of business on August 6, 2021 and May 7, 2021, respectively. On September 23, 2021, our Board of Directors declared a dividend of $0.235 per share of common stock. The dividend will be paid on December 3, 2021, to stockholders of record as of the close of business on November 5, 2021.

Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI, net of taxes, as of August 29, 2021 were as follows (dollars in millions):

	Foreign		Accumulated
	Currency	Pension and	Other
	Translation	Post-Retirement	Comprehensive
	Gains (Losses)	Benefits	Income (Loss)
Balance as of May 30, 2021	$36.0	$(6.5)	$29.5
Other comprehensive income before reclassifications, net of tax	(22.3)	—	(22.3)
Amounts reclassified out of AOCI, net of tax	—	0.1	0.1
Net current-period other comprehensive income (loss)	(22.3)	0.1	(22.2)
Balance as of August 29, 2021	$13.7	$(6.4)	$7.3

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

	Thirteen Weeks Ended
	August 29,	August 30,
	2021	2020
Net sales
Global	$501.2	$447.5
Foodservice	321.4	236.7
Retail	132.5	153.9
Other	29.1	33.4
Total net sales	984.2	871.5
Product contribution margin (a)
Global	42.6	77.8
Foodservice	96.4	85.8
Retail	14.8	35.8
Other (b)	(6.6)	13.2
	147.2	212.6
Add: Advertising and promotion expenses (a)	4.1	1.2
Gross profit	151.3	213.8
Selling, general and administrative expenses	91.1	78.1
Income from operations	60.2	135.7
Interest expense, net	27.9	30.3
Income tax expense	8.7	28.0
Equity method investment earnings	6.2	11.9
Net income	$29.8	$89.3
(a)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with segment performance.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10% of consolidated “Net sales” for the thirteen weeks ended August 29, 2021; and 11% for the thirteen weeks ended August 30, 2020.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Information" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and in “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2021 (the “Form 10-K”), which we filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on July 27, 2021.

Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “believe,” “estimate,” “grow,” “drive,” “support,” “remain,” “increase,” “maintain,” “manage,” “improve,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, operational costs, cash flows, liquidity, dividends, share repurchases, enterprise resource planning (“ERP”) system implementation and business outlook and prospects, as well as the impact of the COVID-19 pandemic on our industry and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply or other constraints in the availability of key commodities and other necessary services; the availability and prices of raw materials; levels of pension, labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (including Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures) that is prepared using non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA and

Adjusted EBITDA including unconsolidated joint ventures, and a reconciliation of these non-GAAP financial measures to net income.

Executive Summary

Our strong sales growth in the first quarter of fiscal 2022 reflects the ongoing broad recovery of the frozen potato category following the pandemic’s negative impact on demand in our food-away-from-home channels. However, our earnings in the quarter declined versus the prior year, reflecting the effect of significant inflation and other industrywide challenges on our manufacturing and supply chain operations, as well as higher selling, general and administrative (“SG&A”) expenses. Specifically, in the quarter:

●	Net sales increased 13% to $984.2 million
●	Income from operations declined 56% to $60.2 million
●	Net income declined 67% to $29.8 million
●	Diluted earnings per share declined 67% to $0.20
●	Adjusted EBITDA including unconsolidated joint ventures declined 39% to $123.4 million

Compared with the first quarter of fiscal 2021, the increase in net sales was primarily driven by higher sales volumes in North America as demand in our restaurant and foodservice channels continued to improve as the economy further reopened and as consumer traffic recovered. The increase in sales was most pronounced in our Foodservice segment, which has a higher proportion of its sales to on-premise dining establishments, including independent restaurants and non-commercial operations, such as lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments. Sales volumes also continued to increase at the large chain restaurant customers served by our Global segment, but to a lesser extent as sales volumes in this channel had largely recovered to pre-pandemic levels in the prior year quarter. In contrast, sales volumes in our Retail segment declined largely due to lower shipments of private label products resulting from incremental losses of certain low-margin business, and as food-at-home purchases began to normalize to pre-pandemic levels. Our net sales increase was also aided by higher price/mix in each of our core business segments, reflecting pricing actions, including the benefit of higher prices charged to customers for product delivery, as well as favorable mix.

Overall international sales volumes, which are included in our Global segment, varied by market, but improved versus the prior year period as restaurant traffic continued to gradually recover. However, our exports were hindered by pandemic-related congestion at U.S. West Coast ports as well as the availability of shipping containers.

In Europe, which is served by our Lamb-Weston/Meijer joint venture, sales volumes also increased as restaurant traffic continued to improve, although earnings were also negatively affected by inflation, production, and transportation challenges affecting its supply chain.

Despite an increase in sales, income from operations declined largely due to higher manufacturing and distribution costs on a per pound basis. The increase in costs predominantly reflected double-digit cost inflation from key inputs and transportation. We also incurred higher costs and inefficiencies related to labor availability across our manufacturing network. In addition, the decline in earnings was also driven by higher SG&A expenses, largely due to investments to improve our operations over the long term, higher compensation and benefit expenses, and higher advertising and promotional (“A&P”) expenses.

Outlook

We remain committed to prioritizing the health and well-being of our employees and contractors, to supporting our customers, and to maintaining our financial strength as the pandemic continues to impact our business and the global economy.

We expect our net sales in fiscal 2022 to increase versus the prior year as global demand for frozen potato products continues to recover. In the U.S., during the first quarter of fiscal 2022, we saw shipments to large chain restaurants as well as in our Foodservice segment, in aggregate, approach pre-pandemic levels, although the rate of recovery in our Foodservice segment slowed during the final month of the quarter due to a resurgence of COVID-19 infections. However, we expect the recovery in restaurant traffic will gradually resume as vaccination rates improve and the rate of COVID-19 infections eases. We continue to expect that overall frozen potato demand may approach pre-pandemic levels, on a run-rate basis, by the end of the calendar year.

We expect our earnings in fiscal 2022 to be pressured largely as a result of inflation and industrywide operational challenges. We anticipate that the rate of inflation for many of our manufacturing, commodity, and transportation costs, including, but not limited to edible oils, rail, trucking, ocean freight, and packaging, will increase compared to what we experienced in fiscal 2021. We also expect our potato costs on a per pound basis will likely rise as the year progresses due to the extreme summer heat that negatively affected the quality of potato crops in the Pacific Northwest. We anticipate the ongoing effects of the pandemic and the rapid resurgence of the broader economy will continue to pressure and disrupt our global supply chain operations, including the availability of manufacturing labor, through the remainder of fiscal 2022, which is expected to lead to volatile operating conditions and incremental manufacturing and distribution costs. Our experienced team is taking specific actions to mitigate these challenges, most notably executing pricing actions intended to offset commodity inflation, restructuring freight policies, modifying production and crewing schedules to reduce labor volatility, adopting new policies and practices to attract and retain manufacturing employees, and rationalizing our product portfolio.

In addition, we expect overall SG&A in fiscal 2022 will be higher than the prior year largely due to increased compensation and benefit expenses, as well as continued investments to improve our information technology, commercial and supply chain operations over the long term. This includes resuming our efforts to implement the next phase of a new ERP system, which we deferred due to the disruptive impact of the pandemic on our operations, as well as the significant number of employees working remotely.

While the near-term impact of the pandemic on sales volumes and costs is volatile, we believe we have sufficient liquidity to manage through the uncertainty.

We remain focused on our strategic objectives, and believe that our investments in productivity, technology, and capacity to support customer growth will create value for our stakeholders over the long term.

Results of Operations

We have four reportable segments: Global, Foodservice, Retail, and Other. We report net sales and product contribution margin by segment and on a consolidated basis. Product contribution margin, when presented on a consolidated basis, is a non-GAAP financial measure. Net sales and product contribution margin are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and A&P expenses. Product contribution margin includes A&P expenses because those expenses are directly associated with the performance of the Company’s segments. For additional information on our reportable segments and product contribution margin, see “Non-GAAP Financial Measures” below and Note 13, Segments, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

Thirteen Weeks Ended August 29, 2021 compared to Thirteen Weeks Ended August 30, 2020 (dollars in millions)

Net Sales and Product Contribution Margin

	Thirteen Weeks Ended
	August 29,	August 30,	%
	2021	2020	Inc/(Dec)
Segment sales
Global	$501.2	$447.5	12%
Foodservice	321.4	236.7	36%
Retail	132.5	153.9	(14%)
Other	29.1	33.4	(13%)
	$984.2	$871.5	13%

Segment product contribution margin
Global	$42.6	$77.8	(45%)
Foodservice	96.4	85.8	12%
Retail	14.8	35.8	(59%)
Other	(6.6)	13.2	(150%)
	147.2	212.6	(31%)
Add: Advertising and promotion expenses	4.1	1.2	242%
Gross profit	$151.3	$213.8	(29%)

Net Sales

Compared to the prior-year quarter, Lamb Weston’s net sales for the first quarter of fiscal 2022 increased $112.7 million, or 13%, to $984.2 million. Volume increased 11% and price/mix increased 2%. The increase in sales volumes predominantly reflected the recovery in demand for frozen potato products outside the home, which more than offset the decline in retail volume. Pricing actions, including the benefit of higher prices charged to customers for product delivery, as well as favorable mix drove the increase in price/mix in each of our core business segments.

Global segment net sales increased $53.7 million, or 12%, to $501.2 million. Volume increased 10% while price/mix increased 2%. The sales volume increase reflects the recovery in demand in the U.S. and in most of our key international markets, as well as the benefit of limited time product offerings. The increase in price/mix largely reflected favorable price, including higher prices charged for freight.

Foodservice segment net sales increased $84.7 million, or 36%, to $321.4 million. Volume increased 35% while price/mix increased 1%. The continued recovery in demand at small and regional chain restaurants, as well as independently-owned restaurants, especially at full-service establishments, drove the increase in sales volumes. Shipments to non-commercial customers, such as lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments, also increased versus the prior year quarter, but remained below pre-pandemic levels. Volume growth was tempered by the inability to service full customer demand due to lower production run-rates and throughput. The increase in price/mix largely reflected favorable price, including higher prices charged for freight.

Retail segment net sales declined $21.4 million, or 14%, to $132.5 million. Volume declined 15% while price/mix increased 1%. The sales volume decline largely reflects lower shipments of private label products resulting from incremental losses of certain low-margin business, and to a lesser extent, a slight decline in branded product sales volumes as food-at-home purchases began to normalize to pre-pandemic levels. However, total shipments of branded products in the current quarter were well above pre-pandemic levels. The increase in price/mix was largely driven by favorable price, including higher prices charged for freight.

Net sales in our Other segment declined $4.3 million, or 13%, to $29.1 million. The decline primarily reflects lower volume in our vegetable business, partially offset by favorable price/mix.

Gross Profit and Product Contribution Margin

Gross profit declined $62.5 million, as the benefit of increased sales volumes was more than offset by higher manufacturing and distribution costs on a per pound basis. The higher costs per pound predominantly reflected double-digit cost inflation from key inputs, especially edible oils, and transportation, especially trucking and ocean freight. In addition, we incurred higher manufacturing costs per pound due to volatile labor availability, which was in part a result of COVID-related absenteeism, that affected production run-rates and throughput. The decline in gross profit also included a $5.6 million decrease in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $1.2 million gain in the current quarter, compared with a $6.8 million gain related to these items in the prior year quarter.

Lamb Weston’s overall product contribution margin, defined as gross profit less A&P expenses, declined $65.4 million, or 31%, to $147.2 million. The decline was largely due to lower gross profit (as described above) and a $2.9 million increase in A&P expenses to support new product launches in our Retail segment.

Global segment product contribution margin declined $35.2 million to $42.6 million, down 45% versus the prior year quarter. Input and transportation cost inflation, as well as higher manufacturing costs per pound, more than offset the benefit of higher sales volumes and favorable price/mix. Global segment cost of sales was $457.7 million, up 24% compared to the first quarter of fiscal 2021, primarily due to higher sales volumes and higher manufacturing and distribution costs.

Foodservice segment product contribution margin increased $10.6 million to $96.4 million, up 12% compared to the prior year quarter. Higher sales volume and favorable price/mix drove the increase, and was partially offset by input and transportation cost inflation, as well as higher manufacturing costs per pound. Foodservice segment cost of sales was $224.0 million, up 49% compared to the first quarter of fiscal 2021, primarily due to higher sales volumes and higher manufacturing and distribution costs.

Retail segment product contribution margin declined $21.0 million to $14.8 million, down 59% versus the prior year quarter. Input and transportation cost inflation, higher manufacturing costs per pound, lower sales volumes and a $2.1 million increase in A&P expenses to support new product launches, drove the decline. Retail segment cost of sales was $115.6 million, down 2% compared to the first quarter of fiscal 2021, primarily due to lower sales volumes and higher manufacturing and distribution costs.

Other product contribution margin declined $19.8 million to a loss of $6.6 million in the first quarter fiscal 2022, as compared to $13.2 million of income in fiscal 2021. These amounts include an $8.2 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts, and a $7.7 million gain related to the contracts in fiscal 2021. Excluding these mark-to-market adjustments, Other segment product contribution margin declined $3.9 million, largely due to higher manufacturing costs and lower sales volumes in our vegetable business.

Selling, General and Administrative Expenses

SG&A increased $13.0 million compared to the prior year quarter, primarily due to investments to improve our information technology, commercial and supply chain operations over the long term, as well as increased compensation and benefit expenses. These investments included more than $4 million of non-recurring expenses (primarily consulting expenses) associated with a new ERP system, compared to approximately $1 million in the prior year quarter. In addition, A&P expenses increased $2.9 million, largely in support of the launch of new products in the Retail segment.

Interest Expense, Net

Compared with the prior-year quarter, interest expense, net declined $2.4 million to $27.9 million. The decrease reflected lower average total debt versus the prior year. For more information see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the first quarter of fiscal 2022 and 2021 was $8.7 million and $28.0 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.6% and 23.9% for the first quarter of fiscal 2022 and 2021, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $6.2 million and $11.9 million for the first quarter of fiscal 2022 and 2021, respectively. Equity method investment earnings included a $4.3 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the current quarter, compared to a $4.7 million unrealized gain related to these items in the prior year quarter. Excluding the mark-to-market adjustments, earnings from equity method investments declined $5.3 million compared to the prior year period. The earnings decline largely reflects input cost inflation and higher manufacturing costs in Europe and the U.S.

Liquidity and Capital Resources

Sources and Uses of Cash

We ended the first quarter of fiscal 2022 in a strong financial position with resources available for reinvesting in our business, including our strategic growth initiatives, pursuing acquisition opportunities that we may identify, and managing our capital structure on a short- and long-term basis. During the first quarter of fiscal 2022, we amended our revolving credit facility to increase its capacity to $1.0 billion and to extend the maturity date to August 11, 2026. At the end of the fiscal first quarter, no borrowings were outstanding under the amended revolving credit facility. At August 29, 2021, we had $789.7 million of cash and cash equivalents and $994.6 million of availability under our revolving credit facility.

While we expect the near-term impact of the pandemic on sales volumes and costs to remain volatile, we believe we have sufficient liquidity to meet projected capital expenditures, service existing debt and meet working capital requirements for the next 12 months with current cash balances and cash from operations, supplemented as necessary by available borrowings under our existing revolving credit facility.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities (dollars in millions):

	Thirteen Weeks Ended
	August 29,	August 30,	Provided by
	2021	2020	(Used for)
Net cash flows provided by (used for):
Operating activities	$161.8	$250.6	$(88.8)
Investing activities	(78.8)	(33.1)	(45.7)
Financing activities	(75.8)	(550.2)	474.4
	7.2	(332.7)	339.9
Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.2	(2.2)
Net increase (decrease) in cash and cash equivalents	$6.2	$(331.5)	$337.7

Operating Activities

In the first quarter of fiscal 2022, cash provided by operating activities decreased $88.8 million to $161.8 million, compared with $250.6 million in the same period a year ago. The decrease related to a $56.7 million decrease in income from operations, adjusted for non-cash income and expenses, and $32.1 million of cash used by unfavorable changes in working capital. Lower income from operations was driven by higher manufacturing and transportation costs on a per pound basis, reflecting cost inflation for key inputs and transportation. See “Results of Operations” in this MD&A for more information. Unfavorable changes in working capital primarily related to an increase in receivables attributable to higher sales at the end of first quarter fiscal 2022, compared with the end of first quarter of fiscal 2021, a decrease in income taxes payable due to lower taxable income in first quarter of fiscal 2022, compared with the prior year quarter, and a decrease in accounts payable and grower payments, due to timing. The unfavorability was partially offset by lower finished goods inventories compared with the prior year quarter, and an increase in trade promotion accruals due to higher sales, and an increase in accrued interest due to the timing of interest payments.

Investing Activities

Investing activities used $78.8 million of cash in the first quarter of fiscal 2022, compared with $33.1 million in the same period in the prior year. The increase primarily relates to our investment in our chopped and formed capacity expansion in American Falls, Idaho and our greenfield french fry processing facility in Ulanqab, Inner Mongolia, China. We reduced our estimate of cash used for capital expenditures, excluding acquisitions, for fiscal 2022 to approximately $450 million from our previous estimate of $650 million to $700 million, due to the projected timing of expenditures related to some of our capacity expansion projects.

Financing Activities

We took actions to further strengthen our liquidity by amending our revolving credit facility on August 11, 2021, to increase its capacity to $1.0 billion, extend the maturity date to August 11, 2026, and lower pricing with more favorable terms and conditions. At the end of the fiscal first quarter, no borrowings were outstanding under the amended revolving credit facility.

During the first quarter of fiscal 2022, cash used for financing activities decreased $474.4 million to $75.8 million, compared with $550.2 million during the same period a year ago. During the first quarter of fiscal 2022, financing activities primarily related to the payment of $34.4 million of cash dividends to common stockholders, and $7.9 million of debt and financing obligations repayments. We also repurchased 395,361 shares of our common stock at an average price of $65.86 and withheld 111,488 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

During the first quarter of fiscal 2021, financing activities primarily related to the repayment of $498.1 million of short-term borrowings, the payment of $33.6 million of cash dividends to common stockholders, and $9.2 million of debt and financing obligations repayments. We also withheld 151,151 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

We assess our financing alternatives periodically and expect to access credit or debt capital markets opportunistically, within targeted levels, as part of our plans to fund our capital programs, including capital expenditures and cash returns to stockholders through dividends and share repurchases. These transactions may include refinancing of existing debt or the incurrence of new debt, subject to financing options that may be available to us from time to time, as well as conditions in the credit and debt capital markets generally. In particular, one of our subsidiaries is pursuing a new credit facility of up to $180 million related to funding our previously announced capital expansion project in China. Borrowings under this facility would be guaranteed by Lamb Weston. The facility is subject to conditions in the global credit markets generally, as well as finalization of definitive documentation. If we do not complete this contemplated financing, we will pursue alternative options for funding the project.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 8, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At August 29, 2021, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Non-GAAP Financial Measures

To supplement the financial information included in this report, we have presented product contribution margin on a consolidated basis, Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures, each of which is considered a non-GAAP financial measure.

Product contribution margin is one of the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and A&P expenses. Product contribution margin includes A&P expenses because those expenses are directly associated with the performance of our segments. Our management also uses Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures to evaluate our performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. We include these non-GAAP financial measures because management believes they provide useful information to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These measures are not a substitute for their comparable GAAP financial measures, such as gross profit or net income (loss), and there are limitations to using non-GAAP financial measures. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way.

See “Results of Operations – Thirteen Weeks Ended August 29, 2021 compared to Thirteen Weeks Ended August 30, 2020 (dollars in millions) – Net Sales and Product Contribution Margin” above for a reconciliation of product contribution margin on a consolidated basis to gross profit.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures (dollars in millions):

	Thirteen Weeks Ended
	August 29,	August 30,
	2021	2020
Net income	$29.8	$89.3
Equity method investment earnings	(6.2)	(11.9)
Interest expense, net	27.9	30.3
Income tax expense	8.7	28.0
Income from operations	60.2	135.7
Depreciation and amortization	46.0	45.6
Adjusted EBITDA	106.2	181.3

Unconsolidated Joint Ventures
Equity method investment earnings	6.2	11.9
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	11.0	8.6
Add: Adjusted EBITDA from unconsolidated joint ventures	17.2	20.5

Adjusted EBITDA including unconsolidated joint ventures	$123.4	$201.8

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting estimates during the first quarter of fiscal 2022.

New and Recently Adopted Accounting Pronouncements

For a list of our new and recently adopted accounting pronouncements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we may periodically enter into derivatives to minimize these risks, but not for trading purposes. The effects of the COVID-19 pandemic have resulted in volatility and uncertainty in the markets in which we operate. At the time of this filing, we are unable to predict or determine the impacts that the COVID-19 pandemic may continue to have on our exposure to market risk from commodity prices, foreign currency exchange rates, and interest rates, among other factors.

Based on our open commodity contract hedge positions as of August 29, 2021, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $5.7 million ($4.4 million net of income tax benefits). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

We transact business in multiple currencies and are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. At August 29, 2021, we had no financial instruments to hedge foreign currency risk.

At August 29, 2021, we had $2,166.0 million of fixed-rate and $578.8 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $5.9 million annually ($4.5 million net of income tax benefits).

For more information about our market risks, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 29, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares purchased during the thirteen weeks ended August 29, 2021 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
May 31, 2021 through June 27, 2021	—	$—	—	$169.6
June 28, 2021 through July 25, 2021	59,095	$67.69	59,095	$165.6
July 26, 2021 through August 29, 2021	447,754	$65.60	336,266	$143.6
Total	506,849
(a)	Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $65.86, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	In December 2018, our Board of Directors authorized a $250.0 million share repurchase program with no expiration date. Repurchases may be made at our discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1

Amendment No. 6, dated as of August 11, 2021, to Credit Agreement, dated as of November 9, 2016,  among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-37830))

10.2

Third Amendment to Credit Agreement, dated as of August 11, 2021, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders and voting participants party thereto, and Northwest Farm Credit Services, PCA, as administrative agent (incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-37830))

10.3	Form of Lamb Weston Holdings Inc. Restricted Stock Unit Agreement (Stock-Settled) (July 29, 2021 awards)

10.4	Form of Lamb Weston Holdings Inc. Performance Share Agreement (July 29, 2021 awards)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ BERNADETTE M. MADARIETA
BERNADETTE M. MADARIETA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated this 7th day of October, 2021.