Form 10-Q
period 2021-11-28
Lamb Weston Holdings, Inc.
filed 2022-01-06
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2021

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

As of December 30, 2021, the Registrant had 145,203,600 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 28,	November 29,	November 28,	November 29,
	2021	2020	2021	2020
Net sales	$1,006.6	$896.1	$1,990.8	$1,767.6
Cost of sales	801.1	672.6	1,634.0	1,330.3
Gross profit	205.5	223.5	356.8	437.3
Selling, general and administrative expenses	91.1	83.9	182.2	162.0
Income from operations	114.4	139.6	174.6	275.3
Interest expense, net	82.4	30.0	110.3	60.3
Income before income taxes and equity method earnings	32.0	109.6	64.3	215.0
Income tax expense	9.6	31.9	18.3	59.9
Equity method investment earnings	10.1	19.2	16.3	31.1
Net income	$32.5	$96.9	$62.3	$186.2
Earnings per share:
Basic	$0.23	$0.66	$0.43	$1.27
Diluted	$0.22	$0.66	$0.42	$1.27
Weighted average common shares outstanding:
Basic	146.0	146.5	146.1	146.4
Diluted	146.3	147.1	146.6	147.1

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 28, 2021			November 29, 2020
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$42.1	$(9.6)	$32.5	$128.8	$(31.9)	$96.9
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income	0.1	—	0.1	—	—	—
Unrealized currency translation gains (losses)	(15.6)	0.7	(14.9)	8.1	(0.1)	8.0
Comprehensive income	$26.6	$(8.9)	$17.7	$136.9	$(32.0)	$104.9

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	November 28, 2021			November 29, 2020
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$80.6	$(18.3)	$62.3	$246.1	$(59.9)	$186.2
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income	0.2	—	0.2	0.1	—	0.1
Unrealized currency translation gains (losses)	(39.4)	2.2	(37.2)	50.0	(2.6)	47.4
Comprehensive income	$41.4	$(16.1)	$25.3	$296.2	$(62.5)	$233.7

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	November 28,	May 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$621.9	$783.5
Receivables, less allowance for doubtful accounts of $1.1 and $0.9	423.2	366.9
Inventories	613.9	513.5
Prepaid expenses and other current assets	58.8	117.8
Total current assets	1,717.8	1,781.7
Property, plant and equipment, net	1,568.0	1,524.0
Operating lease assets	136.1	141.7
Equity method investments	294.7	310.2
Goodwill	318.6	334.5
Intangible assets, net	35.0	36.9
Other assets	85.4	80.4
Total assets	$4,155.6	$4,209.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and financing obligations	$32.2	$32.0
Accounts payable	445.4	359.3
Accrued liabilities	215.4	226.9
Total current liabilities	693.0	618.2
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,692.1	2,705.4
Deferred income taxes	161.4	159.7
Other noncurrent liabilities	243.9	245.5
Total long-term liabilities	3,097.4	3,110.6
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 148,028,060 and 147,640,632 shares issued	148.0	147.6
Additional distributed capital	(825.8)	(836.8)
Retained earnings	1,238.3	1,244.6
Accumulated other comprehensive income (loss)	(7.5)	29.5
Treasury stock, at cost, 2,827,412 and 1,448,768 common shares	(187.8)	(104.3)
Total stockholders’ equity	365.2	480.6
Total liabilities and stockholders’ equity	$4,155.6	$4,209.4

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share data)

	Thirteen Weeks Ended November 28, 2021 and November 29, 2020
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at August 29, 2021	146,061,016	$148.0	$(137.7)	$(830.2)	$1,240.0	$7.3	$427.4
Dividends declared, $0.235 per share	—	—	—	—	(34.2)	—	(34.2)
Common stock issued	11,427	—	—	—	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	4.4	—	—	4.4
Repurchase of common stock and common stock withheld to cover taxes	(871,795)	—	(50.1)	—	—	—	(50.1)
Comprehensive income	—	—	—	—	32.5	(14.8)	17.7
Balance at November 28, 2021	145,200,648	$148.0	$(187.8)	$(825.8)	$1,238.3	$(7.5)	$365.2

Balance at August 30, 2020	146,324,943	$147.4	$(77.8)	$(856.5)	$1,119.9	$(1.0)	$332.0
Dividends declared, $0.230 per share	—	—	—	—	(33.7)	—	(33.7)
Common stock issued	35,494	0.1	—	0.4	—	—	0.5
Stock-settled, stock-based compensation expense	—	—	—	5.3	—	—	5.3
Common stock withheld to cover taxes	(5,355)	—	(0.2)	—	—	—	(0.2)
Other	—	—	—	0.4	(0.3)	—	0.1
Comprehensive income	—	—	—	—	96.9	8.0	104.9
Balance at November 29, 2020	146,355,082	$147.5	$(78.0)	$(850.4)	$1,182.8	$7.0	$408.9

	Twenty-Six Weeks Ended November 28, 2021 and November 29, 2020
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 30, 2021	146,191,864	$147.6	$(104.3)	$(836.8)	$1,244.6	$29.5	$480.6
Dividends declared, $0.470 per share	—	—	—	—	(68.6)	—	(68.6)
Common stock issued	387,428	0.4	—	1.5	—	—	1.9
Stock-settled, stock-based compensation expense	—	—	—	9.6	—	—	9.6
Repurchase of common stock and common stock withheld to cover taxes	(1,378,644)	—	(83.5)	—	—	—	(83.5)
Other	—	—	—	(0.1)	—	—	(0.1)
Comprehensive income	—	—	—	—	62.3	(37.0)	25.3
Balance at November 28, 2021	145,200,648	$148.0	$(187.8)	$(825.8)	$1,238.3	$(7.5)	$365.2

Balance at May 31, 2020	146,038,893	$147.0	$(68.2)	$(862.9)	$1,064.6	$(40.5)	$240.0
Dividends declared, $0.460 per share	—	—	—	—	(67.4)	—	(67.4)
Common stock issued	472,695	0.5	—	0.6	—	—	1.1
Stock-settled, stock-based compensation expense	—	—	—	11.3	—	—	11.3
Common stock withheld to cover taxes	(156,506)	—	(9.8)	—	—	—	(9.8)
Other	—	—	—	0.6	(0.6)	—	—
Comprehensive income	—	—	—	—	186.2	47.5	233.7
Balance at November 29, 2020	146,355,082	$147.5	$(78.0)	$(850.4)	$1,182.8	$7.0	$408.9

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Twenty-Six Weeks Ended
	November 28,	November 29,
	2021	2020
Cash flows from operating activities
Net income	$62.3	$186.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	94.9	94.7
Loss on extinguishment of debt	53.3	1.0
Stock-settled, stock-based compensation expense	9.6	11.3
Earnings of joint ventures in excess of distributions	(2.2)	(24.4)
Deferred income taxes	4.3	2.5
Other	(0.5)	15.5
Changes in operating assets and liabilities:
Receivables	(57.7)	(8.5)
Inventories	(101.3)	(140.3)
Income taxes payable/receivable, net	3.1	33.0
Prepaid expenses and other current assets	58.5	51.8
Accounts payable	94.7	138.5
Accrued liabilities	(11.5)	(42.5)
Net cash provided by operating activities	$207.5	$318.8
Cash flows from investing activities
Additions to property, plant and equipment	(147.1)	(42.3)
Additions to other long-term assets	(1.0)	(11.4)
Other	0.5	0.4
Net cash used for investing activities	$(147.6)	$(53.3)
Cash flows from financing activities
Proceeds from issuance of debt	1,655.4	—
Repayments of debt and financing obligations	(1,682.1)	(289.6)
Repurchase of common stock and common stock withheld to cover taxes	(83.5)	(9.8)
Dividends paid	(68.7)	(67.2)
Payments of senior notes call premium	(39.6)	—
Repayments of short-term borrowings, net	—	(498.8)
Other	(0.8)	(1.8)
Net cash used for financing activities	$(219.3)	$(867.2)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	1.6
Net decrease in cash and cash equivalents	(161.6)	(600.1)
Cash and cash equivalents, beginning of period	783.5	1,364.0
Cash and cash equivalents, end of period	$621.9	$763.9

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and twenty-six weeks ended November 28, 2021 and November 29, 2020, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

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

New and Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Interbank Offered Rate (“LIBOR”). This guidance includes practical expedients and exceptions to the current guidance on contract modifications and hedge accounting. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance was effective immediately and generally can be applied through December 31, 2022. We are currently evaluating the potential impact of the transition from LIBOR to alternative reference rates, however we do not expect a significant impact on our consolidated financial statements.

There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 28,	November 29,	November 28,	November 29,
(in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income	$32.5	$96.9	$62.3	$186.2

Denominator:
Basic weighted average common shares outstanding	146.0	146.5	146.1	146.4
Add: Dilutive effect of employee incentive plans (a)	0.3	0.6	0.5	0.7
Diluted weighted average common shares outstanding	146.3	147.1	146.6	147.1

Earnings per share:
Basic	$0.23	$0.66	$0.43	$1.27
Diluted	$0.22	$0.66	$0.42	$1.27
(a)	Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of November 28, 2021, 0.3 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of November 29, 2020, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES

Income tax expense was $9.6 million and $31.9 million for the thirteen weeks ended November 28, 2021 and November 29, 2020, respectively; and $18.3 million and $59.9 million for the twenty-six weeks ended November 28, 2021 and November 29, 2020, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.8% and 24.8% for the thirteen weeks ended November 28, 2021 and November 29, 2020, respectively; and 22.7% and 24.3% for the twenty-six weeks ended November 28, 2021 and November 29, 2020, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Income Taxes Paid

Income taxes paid, net of refunds were $10.3 million and $24.0 million during the twenty-six weeks ended November 28, 2021 and November 29, 2020, respectively.

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

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

	November 28,	May 30,
(in millions)	2021	2021
Raw materials and packaging	$206.1	$89.8
Finished goods	361.1	377.8
Supplies and other	46.7	45.9
Inventories	$613.9	$513.5

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	November 28,	May 30,
(in millions)	2021	2021
Land and land improvements	$112.1	$108.2
Buildings, machinery, and equipment	2,815.2	2,763.3
Furniture, fixtures, office equipment, and other	98.6	97.1
Construction in progress	181.3	122.5
Property, plant and equipment, at cost	3,207.2	3,091.1
Less accumulated depreciation	(1,639.2)	(1,567.1)
Property, plant and equipment, net	$1,568.0	$1,524.0

Depreciation expense was $44.7 million and $45.2 million for the thirteen weeks ended November 28, 2021 and November 29, 2020, respectively; and $89.2 million and $90.1 million for the twenty-six weeks ended November 28, 2021 and November 29, 2020, respectively. At November 28, 2021 and May 30, 2021, purchases of property, plant and equipment included in accounts payable were $14.5 million and $23.1 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended November 28, 2021 and November 29, 2020, was $1.6 million and $0.5 million, respectively; and $2.8 million and $1.0 million for the twenty-six weeks ended November 28, 2021 and November 29, 2020, respectively.

6.    EQUITY METHOD INVESTMENTS

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., that is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe, Russia, and the Middle East. We hold a 50% interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing joint venture based in the United States. We also hold a 50% interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Sociedad Comercial del Plata S.A., that is headquartered in Argentina. LWAMSA manufactures and sells frozen potato products, principally in South America. These investments are accounted for using equity method accounting. The carrying value of these investments at November 28, 2021 and May 30, 2021, was $294.7 million and $310.2 million, respectively, and are included in “Equity method investments” on our Consolidated Balance Sheets.

For the thirteen weeks ended November 28, 2021 and November 29, 2020, we had sales to our equity method investments of $3.3 million and $3.9 million, respectively, and purchases from our equity method investments of $5.8 million and $2.2 million, respectively. For the twenty-six weeks ended November 28, 2021 and November 29, 2020, we had sales to our equity method investments of $8.2 million and $6.9 million, respectively, and purchases from our equity method investments of $7.2 million and $3.3 million, respectively. Total dividends received from our equity method investments were $4.5 million and $3.9 million for the thirteen weeks ended November 28, 2021 and November 29, 2020, respectively; and $14.2 million and $6.6 million for the twenty-six weeks ended November 28, 2021 and November 29, 2020, respectively.

We have an agreement to share the costs of our global enterprise resource planning (“ERP”) system and related software and services with Lamb-Weston/Meijer. Under the terms of the agreement, Lamb-Weston/Meijer will pay us for the majority of its portion of the ERP costs in five equal annual payments, plus interest, beginning in the period the system is deployed at Lamb-Weston/Meijer. As of November 28, 2021 and May 30, 2021, Lamb-Weston/Meijer’s portion of the ERP costs was $17.4 million and $16.8 million, respectively. Related to this project, we had $14.1 million and $13.2 million of receivables recorded in “Other assets” on our Consolidated Balance Sheets as of November 28, 2021 and May 30, 2021, respectively. We expect the total receivable from Lamb-Weston/Meijer to increase as development and implementation of the ERP system progresses.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the twenty-six weeks ended November 28, 2021:

(in millions)	Global	Foodservice	Retail	Other	Total
Balance at May 30, 2021	$276.3	$42.8	$10.9	$4.5	$334.5
Foreign currency translation adjustment	(15.9)	—	—	—	(15.9)
Balance at November 28, 2021	$260.4	$42.8	$10.9	$4.5	$318.6

Other identifiable intangible assets were as follows:

	November 28, 2021				May 30, 2021
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
(dollars in millions)	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	11	41.5	(24.5)	17.0	11	42.2	(23.3)	18.9
		$59.5	$(24.5)	$35.0		$60.2	$(23.3)	$36.9
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Developed technology, which is excluded from this balance, is recorded as “Other assets” on our Consolidated Balance Sheets. Amortization expense, including developed technology amortization expense, was $1.5 million and $1.4 million for the thirteen weeks ended November 28, 2021 and November 29, 2020, respectively; and $3.0 million and $2.1 million for the twenty-six weeks ended November 28, 2021 and November 29, 2020, respectively. Foreign intangible assets are affected by foreign currency translation.

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	November 28,	May 30,
(in millions)	2021	2021
Compensation and benefits	$70.1	$83.2
Accrued trade promotions	47.2	39.9
Dividends payable to shareholders	34.2	34.4
Current portion of operating lease obligations	26.3	29.1
Franchise, property, and sales and use taxes	11.9	11.3
Accrued interest	6.3	7.9
Other	19.4	21.1
Accrued liabilities	$215.4	$226.9

9.   DEBT AND FINANCING OBLIGATIONS

At November 28, 2021 and May 30, 2021, our debt, including financing obligations, was as follows:

	November 28,	May 30,
(in millions)	2021	2021
Long-term debt:
Term A-1 loan facility, due June 2024	$266.3	$273.8
Term A-2 loan facility, due April 2025	304.7	312.8
4.625% senior notes, due November 2024	—	833.0
4.875% senior notes, due November 2026	—	833.0
4.875% senior notes, due May 2028	500.0	500.0
4.125% senior notes, due January 2030	970.0	—
4.375% senior notes, due January 2032	700.0	—
	2,741.0	2,752.6
Financing obligations:
Lease financing obligations due on various dates through 2040 (a)	7.5	7.3
	7.5	7.3

Total debt and financing obligations	2,748.5	2,759.9
Debt issuance costs (b)	(24.2)	(22.5)
Current portion of long-term debt and financing obligations	(32.2)	(32.0)
Long-term debt and financing obligations, excluding current portion	$2,692.1	$2,705.4
(a)	The interest rates on our lease financing obligations ranged from 2.08% to 4.10% as of November 28, 2021, and 2.49% to 4.10% as of May 30, 2021.

(b)	Excludes debt issuance costs of $4.1 million and $2.1 million as of November 28, 2021 and May 30, 2021, respectively, primarily related to our Amended Revolving Credit Facility, which are recorded in “Other assets” on the Consolidated Balance Sheets.

4.125% Senior Notes due 2030 and 4.375% Senior Notes due 2032

On November 8, 2021, we issued (i) $970.0 million aggregate principal amount of 4.125% senior notes due 2030 (“2030 Notes”) and (ii) $700.0 million aggregate principal amount of 4.375% senior notes due 2032 (“2032 Notes” and, together with the 2030 Notes, the “Notes”) pursuant to indentures, dated as of November 8, 2021 (together, the “Indentures”), among Lamb Weston, as issuer, certain of our subsidiaries named therein as guarantors and Computershare Trust Company, N.A., as trustee. Our obligations under the 2030 Notes and 2032 Notes are unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries that guarantee our obligations under our existing credit facilities.

Interest payments on the Notes are due semi-annually each January 31 and July 31, with the first interest payment due on July 31, 2022. The 2030 Notes will mature on January 31, 2030, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the applicable Indenture. The 2032 Notes will mature on January 31, 2032, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the applicable Indenture.

We may redeem some or all of the Notes at the redemption prices and on the terms specified in the applicable Indenture. If we experience specific kinds of changes in control and certain negative actions are taken with respect to the ratings of the Notes of a series, we must offer to repurchase such Notes on the terms set forth in the applicable Indenture.

The Notes are effectively subordinated to all of our existing and future secured debt, rank equally with all of our existing and future senior debt and rank senior to all of our existing and future subordinated debt. The guarantees of the Notes are effectively subordinated to all of the guarantors’ existing and future secured debt, rank equally with all of their existing and future senior debt and rank senior to all of their existing and future subordinated debt. The Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

The Indentures limit our ability and the ability of our subsidiaries to, among other things, incur or suffer to exist liens and consolidate, merge, amalgamate or transfer all or substantially all of our assets. The Indentures contain customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): non-payment of principal, interest or premium; failure to perform or observe covenants; cross-acceleration with certain other indebtedness; certain judgments; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.

In connection with the 2030 Notes and 2032 Notes issuance, we capitalized $17.5 million of debt issuance costs within long-term debt on our Consolidated Balance Sheet.

4.625% Senior Notes due 2024 and 4.875% Senior Notes due 2026

On November 18, 2021, we used the net proceeds of the issuance of the 2030 Notes and 2032 Notes, together with cash on hand, to redeem all of our outstanding $833.0 million aggregate principal amount of 4.625% senior notes due 2024 (the “2024 Notes”) and $833.0 million aggregate principal amount of 4.875% senior notes due 2026 (the “2026 Notes”). The 2024 Notes were redeemed at a price of 102.313% of the principal amount and the 2026 Notes were redeemed at a price of 102.438% of the principal amount. The aggregate call premium for the 2024 Notes and 2026 Notes was $39.6 million (included in the redemption prices noted above) and in connection with these redemptions, we also wrote off $13.7 million of previously unamortized debt issuance costs. Both of these amounts are included as “Interest Expense, net” in our Consolidated Statements of Earnings for the thirteen and twenty-six weeks ended November 28, 2021.

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

In connection with the Amended Revolving Credit Facility, we capitalized $2.0 million of debt issuance costs in “Other assets” on our Consolidated Balance Sheet.

At November 28, 2021, we had no borrowings outstanding under the Amended Revolving Credit Facility and $994.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million. For the twenty-six weeks ended November 28, 2021, we had no borrowings under the facility.

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

Other

For the twenty-six weeks ended November 28, 2021 and November 29, 2020, we paid $61.4 million and $60.5 million of interest on debt, respectively.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

10.   STOCK-BASED COMPENSATION

The Compensation and Human Capital Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. During the twenty-six weeks ended November 28, 2021, we granted 0.3 million and 0.1 million RSUs and Performance Shares, respectively, at an average grant date fair value of $66.00. As of November 28, 2021, 7.1 million shares were available for future grant under the plan.

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 28,	November 29,	November 28,	November 29,
(in millions)	2021	2020	2021	2020
Total compensation expense	$4.4	$5.3	$9.6	$11.3
Income tax benefit (a)	(0.9)	(0.9)	(1.8)	(2.0)
Total compensation expense, net of tax benefit	$3.5	$4.4	$7.8	$9.3
(a)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at November 28, 2021, total unrecognized compensation expense related to stock-based awards was as follows:

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
(dollars in millions)	Expense	Period (in years)
Stock-settled RSUs	$29.3	2.1
Performance Shares	7.5	1.9
Total unrecognized compensation expense	$36.8	2.1

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of November 28, 2021
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$3.0	$—	$3.0
Derivative liabilities (a)	—	(0.6)	—	(0.6)
Deferred compensation liabilities (b)	—	(24.9)	—	(24.9)
Fair value, net	$—	$(22.5)	$—	$(22.5)

	As of May 30, 2021
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$15.3	$—	$15.3
Deferred compensation liabilities (b)	—	(23.5)	—	(23.5)
Fair value, net	$—	$(8.2)	$—	$(8.2)
(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts. The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including both forward and spot prices for commodities. Derivative assets are presented within “Prepaid expenses and other current assets” and derivative liabilities are presented within “Accrued liabilities” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not.

At November 28, 2021, we had $2,170.0 million of fixed-rate and $571.0 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $2,195.9 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In December 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate. During the thirteen weeks ended November 28, 2021, we repurchased 868,753 shares for $50.0 million, or a weighted-average price of $57.55 per share. During the twenty-six weeks ended November 28, 2021, we repurchased 1,264,114 shares for $76.0 million, or a weighted-average price of $60.15 per share. As of November 28, 2021, $93.6 million remained authorized for repurchase under the program. In December 2021, our Board of Directors authorized the repurchase of an additional $250.0 million of our common stock under the program. We have $343.6 million remaining under the updated share repurchase authorization.

Dividends

During the twenty-six weeks ended November 28, 2021, we paid $68.7 million of dividends to common stockholders. On December 3, 2021, we paid $34.3 million of dividends to stockholders of record as of the close of business on November 5, 2021. On December 17, 2021, our Board of Directors increased our quarterly dividend approximately 4% and declared a dividend of $0.245 per share of common stock. The dividend will be paid on March 4, 2022, to stockholders of record as of the close of business on February 4, 2022.

Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI, net of taxes, as of November 28, 2021 were as follows:

	Foreign		Accumulated
	Currency	Pension and	Other
	Translation	Post-Retirement	Comprehensive
(in millions)	Gains (Losses)	Benefits	Income (Loss)
Balance as of May 30, 2021	$36.0	$(6.5)	$29.5
Other comprehensive income before reclassifications, net of tax	(37.2)	—	(37.2)
Amounts reclassified out of AOCI, net of tax	—	0.2	0.2
Net current-period other comprehensive income (loss)	(37.2)	0.2	(37.0)
Balance as of November 28, 2021	$(1.2)	$(6.3)	$(7.5)

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 28,	November 29,	November 28,	November 29,
(in millions)	2021	2020	2021	2020
Net sales
Global	$516.7	$475.9	$1,017.9	$923.4
Foodservice	313.9	241.1	635.3	477.8
Retail	142.6	140.7	275.1	294.6
Other	33.4	38.4	62.5	71.8
Total net sales	1,006.6	896.1	1,990.8	1,767.6
Product contribution margin (a)
Global	80.9	92.7	123.5	170.5
Foodservice	104.4	87.7	200.8	173.5
Retail	21.4	30.1	36.2	65.9
Other (b)	(6.2)	10.5	(12.8)	23.7
	200.5	221.0	347.7	433.6
Add: Advertising and promotion expenses (a)	5.0	2.5	9.1	3.7
Gross profit	205.5	223.5	356.8	437.3
Selling, general and administrative expenses	91.1	83.9	182.2	162.0
Income from operations	114.4	139.6	174.6	275.3
Interest expense, net (c)	82.4	30.0	110.3	60.3
Income tax expense	9.6	31.9	18.3	59.9
Equity method investment earnings	10.1	19.2	16.3	31.1
Net income	$32.5	$96.9	$62.3	$186.2
(a)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with segment performance.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts.

(c)	The thirteen and twenty-six weeks ended November 28, 2021, include a loss on the extinguishment of debt of $53.3 million, which includes an aggregate call premium of $39.6 million related to the redemption of the 2024 Notes and 2026 Notes, and the write-off of $13.7 million of previously unamortized debt issuance costs associated with those notes.

Concentrations

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 11% of consolidated “Net sales” in all periods presented in our Consolidated Statements of Earnings.

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

Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “believe,” “estimate,” “grow,” “take,” “mitigate,” “support,” “remain,” “increase,” “manage,” “improve,” “create,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, operational costs, pricing actions, cash flows, liquidity, dividends, share repurchases, enterprise resource planning (“ERP”) system implementation and business outlook and prospects, as well as the impact of the COVID-19 pandemic on our industry and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; the availability and prices of raw materials; labor shortages and other operational challenges; levels of pension, labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (including product contribution margin, on a consolidated basis, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures) that is prepared using non-GAAP financial measures. Refer to “Non-GAAP

Financial Measures” below for the definitions of product contribution margin, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to gross profit, net income or diluted earnings per share, as applicable.

Executive Summary

We made good financial and operating progress in the quarter as we continue to navigate through a difficult and volatile macro environment defined by cost inflation, supply chain disruptions and production challenges due to a tight labor market. We generated strong sales as solid demand across our food-away-from-home channels drove volume growth, and as we continued to implement recent pricing actions. While earnings declined versus the prior year, the pricing actions and other strategic actions we have taken to offset cost increases and improve throughput in our factories led to sequential gross margin gains. Specifically, in the quarter:

●	Net sales increased 12% to $1,006.6 million
●	Income from operations declined 18% to $114.4 million
●	Net income declined 66% to $32.5 million
●	Diluted earnings per share declined 67% to $0.22
●	Adjusted Diluted EPS declined 24% to $0.50
●	Adjusted EBITDA including unconsolidated joint ventures declined 15% to $180.9 million
●	We returned $84.3 million of cash to stockholders, including $34.3 million in dividends and $50.0 million of share repurchases

Compared with the second quarter of fiscal 2021, the increase in net sales was driven by a balance of higher sales volumes and price/mix. The increase in our sales volumes was driven by the ongoing recovery in demand for frozen potato products across our restaurant and foodservice channels in the U.S. The increase in sales volumes was most pronounced in our Foodservice segment, which has a higher proportion of its sales to on-premise dining establishments, including independent restaurants and non-commercial operations, such as lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments. Sales volumes also continued to increase at the large chain restaurant customers served by our Global segment, but to a lesser extent as sales volumes in this channel had largely recovered to pre-pandemic levels by the first quarter of fiscal 2021. Sales volumes in our Retail segment declined primarily due to lower shipments of private label products resulting from incremental losses of certain low-margin business, and was partially offset by an increase in branded product sales volumes. Our net sales increase was also driven by higher price/mix in each of our core business segments, primarily reflecting the initial benefit of product pricing actions taken earlier in the year, as well the benefit of higher prices charged to customers for product delivery.

Outside of North America, demand was solid in most of our key international markets. However, our international sales volumes, which are included in our Global segment, declined as a result of limited shipping container availability along the U.S. West Coast and disruptions to ocean freight networks across the Pacific Ocean.

Sales volumes in Europe, which is served by our Lamb-Weston/Meijer joint venture, increased as restaurant traffic continued to improve, although earnings were negatively affected by inflation, production, and transportation challenges.

Despite a strong increase in sales, our income from operations declined largely due to higher manufacturing and distribution costs on a per pound basis. The increase in costs per pound primarily reflected double-digit cost inflation from key inputs and transportation, as well as higher costs and inefficiencies related to labor shortages across our manufacturing network. While we expect the increasing benefits from product and freight pricing actions that we implemented earlier this year, along with additional recently-announced pricing actions and supply chain productivity initiatives, will improve future earnings, the benefits that we realized to date were insufficient to fully offset the cost pressures during the second quarter.

The decline in income from operations was also due to higher selling, general and administrative expenses (“SG&A”) expenses that were largely driven by an increase in advertising and promotion (“A&P”) expenses and higher employee-related costs.

Approximately one-third of the decline in net income and diluted earnings per share was due to lower income from operations and equity method investment earnings. Approximately two-thirds of the decline was due to an approximately $53 million (approximately $41 million, or $0.28 per share, after-tax) non-recurring loss associated with the extinguishment of debt. We have identified these costs as “items impacting comparability” in our non-GAAP results. For more information see “Liquidity and Capital Resources” in this MD&A.

Outlook

We expect our net sales in fiscal 2022 to increase versus the prior year driven by a combination of higher price/mix and higher sales volumes. We expect price/mix to increase largely due to pricing actions that we began to implement earlier in fiscal 2022 in an effort to mitigate higher manufacturing and distribution costs. We expect solid sales volume growth as global demand for frozen potato products continues to rise. In the U.S., during the first half of fiscal 2022, aggregate demand, as well as our shipments, returned to pre-pandemic levels. The rate of recovery in demand in our key international markets remained mixed, while the recovery in our shipments was also tempered by limited shipping container availability and disruptions to ocean freight networks. We expect overall frozen potato demand in the U.S. and in our key international markets will continue to be solid through the remainder of this fiscal year, although sales volumes may be tempered by disruptions in our production and logistics networks, as well as the effect of the COVID-19 variants on restaurant traffic and consumer demand.

We expect our earnings in fiscal 2022 to be pressured largely as a result of input cost inflation, including higher raw potato costs, and industrywide supply chain challenges. We anticipate that the rate of inflation for many of our manufacturing, commodity, and transportation costs, including, but not limited to edible oils, grains and starches used for product coatings, rail, trucking, ocean freight, and packaging, will remain higher than we experienced in fiscal 2021. We also expect our potato costs on a per pound basis will rise as the year progresses due to the impact of the extreme summer heat that negatively affected the yield and quality of potato crops in the Pacific Northwest. We anticipate the ongoing effects of the pandemic and disruptions to the broader global supply chain will continue to pressure our operations, including the shortage of manufacturing labor, through the remainder of fiscal 2022, which is expected to lead to volatile operating conditions and incremental manufacturing and distribution costs. Our experienced team is continuing to take specific actions to mitigate these challenges, most notably executing pricing actions intended to offset commodity inflation, restructuring freight policies, modifying production and crewing schedules, adopting new policies and practices to attract and retain manufacturing employees, and optimizing our product portfolio.

In addition, we expect overall SG&A in fiscal 2022 will be higher than the prior year largely due to increased compensation and benefit expenses, as well as continued investments to improve our information technology infrastructure over the long term. This includes resuming our efforts in the second half of fiscal 2022 to implement the next phase of a new ERP system.

While the near-term impact of the pandemic on sales volumes and costs continues to be volatile, we believe we have sufficient liquidity to manage through the uncertainty.

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

Thirteen Weeks Ended November 28, 2021 compared to Thirteen Weeks Ended November 29, 2020

Net Sales, Gross Profit, and Product Contribution Margin

	Thirteen Weeks Ended
	November 28,	November 29,	%
(in millions)	2021	2020	Inc/(Dec)
Segment net sales
Global	$516.7	$475.9	9%
Foodservice	313.9	241.1	30%
Retail	142.6	140.7	1%
Other	33.4	38.4	(13%)
	$1,006.6	$896.1	12%

Segment product contribution margin
Global	$80.9	$92.7	(13%)
Foodservice	104.4	87.7	19%
Retail	21.4	30.1	(29%)
Other	(6.2)	10.5	(159%)
	200.5	221.0	(9%)
Add: Advertising and promotion expenses	5.0	2.5	100%
Gross profit	$205.5	$223.5	(8%)

Net Sales

Compared to the prior year quarter, Lamb Weston’s net sales for the second quarter of fiscal 2022 increased $110.5 million, or 12%, to $1,006.6 million. Volume and price/mix each increased 6%. The ongoing recovery in demand for frozen potato products in our restaurant and foodservice channels in the U.S. drove the increase in sales volumes, while the initial benefits of product pricing actions, as well as higher prices charged to customers for product delivery, primarily drove the increase in price/mix.

Global segment net sales increased $40.8 million, or 9%, to $516.7 million. Price/mix increased 5% while volume increased 4%. The increase in price/mix largely reflected the benefit of pricing actions, including higher prices charged for freight. Strong growth in shipments to restaurant chain customers in the U.S. drove the increase in sales volumes. While demand in most of our key international markets was solid, export sales volumes declined as a result of limited shipping container availability and disruptions to ocean freight networks.

Foodservice segment net sales increased $72.8 million, or 30%, to $313.9 million. Volume increased 22% while price/mix increased 8%. Strong demand at small and regional chain restaurants, as well as independently-owned restaurants, drove the increase in sales volumes. Shipments to non-commercial customers, such as lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments, also increased versus the prior year quarter, but remained below pre-pandemic levels. The segment’s overall volume growth was tempered by our inability to serve full customer demand due to widespread industry supply chain constraints, including labor shortages, that resulted in lower production run-rates and throughput in our factories. The increase in price/mix largely reflected the initial benefits of pricing actions taken earlier in the year, higher prices charged for freight, and favorable mix.

Retail segment net sales increased $1.9 million, or 1%, to $142.6 million. Price/mix increased 5% while volume decreased 4%. The increase in price/mix was largely driven by favorable price in our branded portfolio, including higher prices charged for freight. The sales volume decline largely reflects lower shipments of private label products resulting from incremental losses of certain low-margin business, partially offset by an increase in branded product sales volumes. Product shipments were tempered by the inability to serve full customer demand due to lower production run-rates and throughput in our factories.

Net sales in our Other segment declined $5.0 million, or 13%, to $33.4 million, with volume down 24% and price/mix up 11%. The decline was driven by lower volume in our vegetable business, reflecting the negative effect of the extreme summer heat on the yield and quality of the vegetable crops.

Gross Profit and Product Contribution Margin

Gross profit declined $18.0 million, or 8%, to $205.5 million, as the benefits from increased sales volumes and higher price/mix were more than offset by higher manufacturing and distribution costs on a per-pound basis. The higher costs per pound predominantly reflected double-digit cost inflation from key inputs, particularly edible oils; ingredients, such as grains and starches used in product coatings; transportation; and packaging. The increase in costs per pound also reflected the effect of labor shortages on production run-rates, as well as lower raw potato utilization rates due to the poor crop harvested in fall 2021. The increase in per pound costs was partially offset by supply chain productivity savings. The decline in gross profit also included a $6.1 million decrease in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $1.0 million loss in the current quarter, compared with a $5.1 million gain related to these items in the prior year quarter.

Lamb Weston’s overall product contribution margin, defined as gross profit less A&P expenses, declined $20.5 million, or 9%, to $200.5 million. The decline was largely due to lower gross profit (as described above) and a $2.5 million increase in A&P expenses.

Global segment product contribution margin declined $11.8 million, or 13%, to $80.9 million. Higher manufacturing and distribution costs per pound more than offset the benefit of favorable price/mix and higher sales volumes. Global segment cost of sales was $434.8 million, up 14% compared to the second quarter of fiscal 2021, primarily due to higher sales volumes and higher manufacturing and distribution costs.

Foodservice segment product contribution margin increased $16.7 million, or 19%, to $104.4 million. Favorable price/mix and higher sales volumes drove the increase, and was partially offset by higher manufacturing and distribution costs per pound. Foodservice segment cost of sales was $208.3 million, up 37% compared to the second quarter of fiscal 2021, primarily due to higher sales volumes and higher manufacturing and distribution costs.

Retail segment product contribution margin declined $8.7 million, or 29%, to $21.4 million. Higher manufacturing and distribution costs per pound, a $1.9 million increase in A&P expenses, and lower sales volumes drove the decline. Retail segment cost of sales was $118.5 million, up 8% compared to the second quarter of fiscal 2021, primarily due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Other segment product contribution margin declined $16.7 million to a loss of $6.2 million in the second quarter fiscal 2022, as compared to $10.5 million of income in fiscal 2021. These amounts include an $8.6 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts, and a $4.3 million gain related to the contracts in fiscal 2021. Excluding these mark-to-market adjustments and realized settlements, Other segment product contribution margin declined $3.8 million, largely due to higher manufacturing costs and lower sales volumes in our vegetable business.

Selling, General and Administrative Expenses

SG&A increased $7.2 million compared to the prior year quarter, primarily due to a $2.5 million increase in A&P expenses, higher sales commissions associated with increased sales volumes, and higher expenses largely related to employee recruiting and retention. The increase in SG&A was partially offset by lower consulting expenses associated with improving our commercial and supply chain operations, as well as fewer expenses for our new ERP system. Approximately $2 million of the ERP-related costs in the quarter consisted primarily of consulting expenses that will not continue after we implement the new system, compared to approximately $5 million in the prior year quarter.

Interest Expense, Net

Compared with the prior year quarter, interest expense, net increased $52.4 million to $82.4 million. The increase reflects a $53.3 million ($40.5 million after-tax) loss on extinguishment of debt associated with the redemption in full of our outstanding 4.625% senior notes due 2024 (the “2024 Notes”) and 4.875% senior notes due 2026 (the “2026 Notes”). For more information see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the second quarter of fiscal 2022 and 2021 was $9.6 million and $31.9 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.8% and 24.8% for the second quarter of fiscal 2022 and 2021, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $10.1 million and $19.2 million for the second quarter of fiscal 2022 and 2021, respectively. Equity method investment earnings included a $3.6 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the current quarter, compared to a $0.1 million unrealized loss related to these items in the prior year quarter. Excluding the mark-to-market adjustments, earnings from equity method investments declined $12.8 million compared to the prior year period. The earnings decline largely reflects input cost inflation and higher manufacturing costs in Europe and the U.S.

Twenty-Six Weeks Ended November 28, 2021 compared to Twenty-Six Weeks Ended November 29, 2020

Net Sales, Gross Profit, and Product Contribution Margin

	Twenty-Six Weeks Ended
	November 28,	November 29,	%
(in millions)	2021	2020	Inc/(Dec)
Segment net sales
Global	$1,017.9	$923.4	10%
Foodservice	635.3	477.8	33%
Retail	275.1	294.6	(7%)
Other	62.5	71.8	(13%)
	$1,990.8	$1,767.6	13%

Segment product contribution margin
Global	$123.5	$170.5	(28%)
Foodservice	200.8	173.5	16%
Retail	36.2	65.9	(45%)
Other	(12.8)	23.7	(154%)
	347.7	433.6	(20%)
Add: Advertising and promotion expenses	9.1	3.7	146%
Gross profit	$356.8	$437.3	(18%)

Net Sales

Compared to the first half of fiscal 2021, Lamb Weston’s net sales increased $223.2 million, or 13%, to $1,990.8 million. Volume increased 9% and price/mix increased 4%. The ongoing recovery in demand for frozen potato products in our restaurant and foodservice channels drove the increase in sales volumes. In the prior year period, demand was affected by reduced shipments related to government-imposed social restrictions on restaurant traffic. The initial benefits of product pricing actions, as well as higher prices charged to customers for product delivery, primarily drove the increase in price/mix.

Global segment net sales increased $94.5 million, or 10%, to $1,017.9 million. Volume increased 6% while price/mix increased 4%. Strong growth in shipments to restaurant chain customers in the U.S., including the benefit of limited time product offerings, drove the increase in sales volumes. Demand in most of our key international markets was solid, although limited shipping container availability and disruptions to ocean freight networks tempered growth of our export sales volumes. The increase in price/mix largely reflected the benefit of pricing actions, including higher prices charged for freight.

Foodservice segment net sales increased $157.5 million, or 33%, to $635.3 million. Volume increased 28% while price/mix increased 5%. Solid demand at small and regional chain restaurants, as well as independently-owned restaurants, drove the increase in sales volumes. Shipments to non-commercial customers also increased versus the prior year period, but remained below pre-pandemic levels. The segment’s overall volume growth was tempered by our inability to serve full customer demand due to widespread industry supply chain constraints, including labor shortages, that resulted in lower production run-rates and throughput in our factories. The increase in price/mix largely reflected the initial benefits of pricing actions taken earlier in the year, as well as higher prices charged for freight.

Retail segment net sales declined $19.5 million, or 7%, to $275.1 million. Volume declined 11% while price/mix increased 4%. The sales volume decline primarily reflects lower shipments of private label products resulting from incremental losses of certain low-margin business. Branded product sales volumes were well above pre-pandemic levels, but were essentially flat versus the prior year period because of our inability to serve full customer demand due to lower production run-rates and throughput in our factories. The increase in price/mix was largely driven by favorable price, including higher prices charged for freight.

Net sales in our Other segment declined $9.3 million, or 13%, to $62.5 million, with volume down 23% and price/mix up 10%. The decline primarily reflects lower volume in our vegetable business, reflecting the negative effect of the extreme summer heat on the yield and quality of the vegetable crops.

Gross Profit and Product Contribution Margin

Gross profit declined $80.5 million, or 18%, to $356.8 million, as the benefits from increased sales volumes and higher price/mix were more than offset by higher manufacturing and distribution costs on a per-pound basis. The higher costs per pound predominantly reflected double-digit cost inflation from key inputs, particularly edible oils; transportation; ingredients, such as grains and starches used in product coatings; and packaging. The increase in costs per pound also reflected the effect of labor shortages on production run-rates, as well as lower raw potato utilization rates due to the poor crop harvested in fall 2021. The increase in per pound costs was partially offset by supply chain productivity savings. The decline in gross profit also included an $11.8 million decrease in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $0.2 million gain in the first half of fiscal 2022, compared with a $12.0 million gain related to these items in the first half of fiscal 2021.

Lamb Weston’s overall product contribution margin declined $85.9 million, or 20%, to $347.7 million. The decline was largely due to lower gross profit (as described above) and a $5.4 million increase in A&P expenses.

Global segment product contribution margin declined $47.0 million, or 28%, to $123.5 million. Higher manufacturing and distribution costs per pound resulting from input and transportation cost inflation, reduced production run-rates and lower raw potato utilization rates more than offset the benefit of favorable price/mix and higher sales volumes. Global segment cost of sales was $892.5 million, up 19% compared to the first half of fiscal 2021, primarily due to higher sales volumes and higher manufacturing and distribution costs.

Foodservice segment product contribution margin increased $27.3 million, or 16%, to $200.8 million. Higher sales volumes and favorable price/mix drove the increase, and was partially offset by higher manufacturing and distribution costs per pound. Foodservice segment cost of sales was $432.3 million, up 43% compared to the first half of fiscal 2021, primarily due to higher sales volumes and higher manufacturing and distribution costs.

Retail segment product contribution margin declined $29.7 million, or 45%, to $36.2 million. Higher manufacturing and distribution costs per pound, lower sales volumes and a $3.9 million increase in A&P expenses, drove the decline. Retail segment cost of sales was $234.1 million, up 3% compared to the first half of fiscal 2021, primarily due to lower sales volumes and higher manufacturing and distribution costs.

Other segment product contribution margin declined $36.5 million to a loss of $12.8 million in the first half of fiscal 2022, as compared to $23.7 million of income in the first half of fiscal 2021. These amounts include a $16.9 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts, and a $12.1 million gain related to the contracts in fiscal 2021. Excluding these mark-to-market adjustments and realized settlements, Other segment product contribution margin declined $7.5 million, largely due to higher manufacturing costs and lower sales volumes in our vegetable business.

Selling, General and Administrative Expenses

SG&A increased $20.2 million compared to the first half of fiscal 2021, primarily due to a $5.4 million increase in A&P expenses to support new product launches; higher compensation and benefits expense; investments to improve our information technology, commercial and supply chain operations over the long term; expenses largely related to employee recruiting and retention and temporary labor; and higher sales commissions associated with increased sales volumes. SG&A included approximately $6 million of ERP-related costs in the first half of fiscal 2022 and 2021. In both periods, these costs consisted primarily of consulting expenses that will not continue after we implement the new ERP system.

Interest Expense, Net

Compared with the first half of fiscal 2021, interest expense, net increased $50.0 million to $110.3 million. The increase reflects a $53.3 million ($40.5 million after-tax) loss on extinguishment of debt associated with the redemption in full of our 2024 Notes and 2026 Notes. For more information see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the first half of fiscal 2022 and 2021 was $18.3 million and $59.9 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.7% and 24.3% for the first half of fiscal 2022 and 2021, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $16.3 million and $31.1 million for the first half of fiscal 2022 and 2021, respectively. Equity method investment earnings included a $7.9 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first half of fiscal 2022, compared to a $4.6 million unrealized gain related to these items in fiscal 2021. Excluding the mark-to-market adjustments, earnings from equity method investments declined $18.1 million compared to the first half of fiscal 2021. The earnings decline largely reflects input cost inflation and higher manufacturing costs in Europe and the U.S.

Liquidity and Capital Resources

Sources and Uses of Cash

We ended the first half of fiscal 2022 in a strong financial position with $621.9 million of cash and cash equivalents and $994.6 million of availability under our revolving credit facility, net of letters of credit. During the first half of fiscal 2022, we lowered the interest rates and extended the maturities on $1,670.0 million of our outstanding debt (see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report) and amended our revolving credit facility to increase its capacity to $1.0 billion and extend its maturity date to August 11, 2026. At the end of the first half of fiscal 2022, no borrowings were outstanding under the amended revolving credit facility.

While we expect the near-term impact of the pandemic on costs to remain volatile, we believe we have sufficient liquidity to meet projected capital expenditures, service existing debt and meet working capital requirements for at least the next 12 months with current cash balances and cash from operations, supplemented as necessary by available borrowings under our currently undrawn revolving credit facility.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Twenty-Six Weeks Ended
	November 28,	November 29,
(in millions)	2021	2020
Net cash flows provided by (used for):
Operating activities	$207.5	$318.8
Investing activities	(147.6)	(53.3)
Financing activities	(219.3)	(867.2)
	(159.4)	(601.7)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	1.6
Net decrease in cash and cash equivalents	$(161.6)	$(600.1)

Operating Activities

In the first half of fiscal 2022, cash provided by operating activities decreased $111.3 million to $207.5 million, compared with $318.8 million in the same period a year ago. The decrease related to a $65.1 million decrease in income from operations, adjusted for non-cash income and expenses, and $46.2 million of cash used for unfavorable changes in working capital. Lower income from operations was driven by higher manufacturing and distribution costs on a per pound basis, reflecting cost inflation for key inputs and transportation. See “Results of Operations” in this MD&A for more information. Unfavorable changes in working capital primarily related to an increase in receivables attributable to higher sales at the end of the first half of fiscal 2022, compared with the end of the first half of fiscal 2021, a decrease in accounts payable changes due to timing, and a decrease in income taxes payable due to lower taxable income in the first half of fiscal 2022, compared with the prior year period. The unfavorability was partially offset by lower finished goods inventories compared with the prior year period, an increase in trade promotion accruals due to higher sales, and an increase in other accrued liabilities due to timing.

Investing Activities

Investing activities used $147.6 million of cash in the first half of fiscal 2022, compared with $53.3 million in the same period in the prior year. The increase primarily relates to our investment in our chopped and formed capacity expansion in American Falls, Idaho and our greenfield french fry processing facility in Ulanqab, Inner Mongolia, China. We expect to use approximately $450 million for capital expenditures, excluding acquisitions, in fiscal 2022.

Financing Activities

During the first half of fiscal 2022, cash used for financing activities decreased $647.9 million to $219.3 million, compared with $867.2 million during the same period a year ago. During the first half of fiscal 2022, financing activities primarily related to issuing senior notes with net proceeds of $1,655.4 million, debt and financing obligation repayments of $1,682.1 million, including the redemption of the 2024 Notes and 2026 Notes, the payment of $68.7 million of cash dividends to common stockholders, and the payment of an aggregate call premium of $39.6 million relating to the notes redemption. In addition, $83.5 million relates to the repurchase of 1,264,114 shares of our common stock at an average price of $60.15 and withholding 114,530 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

During the first half of fiscal 2021, financing activities primarily related to the repayment of $498.8 million of short-term borrowings, $289.6 million of debt and financing obligations repayments, which includes the repayment of the $271.9 million term loan facility due in November 2021, and the payment of $67.2 million of cash dividends to common stockholders. In addition, $9.8 million relates to withholding 156,506 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

We assess our financing alternatives periodically and expect to access credit or debt capital markets opportunistically, within targeted levels, as part of our plans to fund our capital programs, including capital expenditures and cash returns to stockholders through dividends and share repurchases. These transactions may include the incurrence of new debt, subject to financing options that may be available to us from time to time, as well as conditions in the credit and debt capital markets generally. In particular, one of our subsidiaries is pursuing a new credit facility of up to $180 million related to funding our previously announced capital expansion project in China. Borrowings under this facility would be guaranteed by Lamb Weston. The facility is subject to conditions in the global credit markets generally, as well as finalization of definitive documentation. If we do not complete this contemplated financing, we will pursue alternative options for funding the project.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 8, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At November 28, 2021, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

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

Product contribution margin is one of the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and A&P expenses. Product contribution margin includes A&P expenses because those expenses are directly associated with the performance of our segments. Our management also uses Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, and Adjusted Diluted EPS to evaluate our performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. We include these non-GAAP financial measures because management believes they provide useful information to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These measures are not a substitute for their comparable GAAP financial measures, such as gross profit or net income (loss), and there are limitations to using non-GAAP financial measures. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way.

See “Results of Operations – Thirteen Weeks Ended November 28, 2021 compared to Thirteen Weeks Ended November 29, 2020 – Net Sales, Gross Profit, and Product Contribution Margin” and “Results of Operations – Twenty-Six Weeks Ended November 28, 2021 compared to Twenty-Six Weeks Ended November 29, 2020 – Net Sales, Gross Profit, and Product Contribution Margin” above for a reconciliation of product contribution margin on a consolidated basis to gross profit.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 28,	November 29,	November 28,	November 29,
(in millions)	2021	2020	2021	2020
Net income	$32.5	$96.9	$62.3	$186.2
Equity method investment earnings	(10.1)	(19.2)	(16.3)	(31.1)
Interest expense, net	82.4	30.0	110.3	60.3
Income tax expense	9.6	31.9	18.3	59.9
Income from operations	114.4	139.6	174.6	275.3
Depreciation and amortization	46.2	46.6	92.2	92.2
Adjusted EBITDA	160.6	186.2	266.8	367.5

Unconsolidated Joint Ventures
Equity method investment earnings	10.1	19.2	16.3	31.1
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	10.2	7.8	21.2	16.4
Add: Adjusted EBITDA from unconsolidated joint ventures	20.3	27.0	37.5	47.5

Adjusted EBITDA including unconsolidated joint ventures	$180.9	$213.2	$304.3	$415.0

The following table reconciles diluted earnings per share to Adjusted Diluted EPS:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 28,	November 29,	November 28,	November 29,
	2021 (a)	2020 (a)	2021 (a)	2020 (a)
As reported	$0.22	$0.66	$0.42	$1.27
Item impacting comparability:
Loss on extinguishment of debt (b)	0.28	—	0.28	—
Adjusted	$0.50	$0.66	$0.70	$1.27
(a)	Diluted weighted average common shares were 146.3 million and 147.1 million for the thirteen weeks ended November 28, 2021 and November 29, 2020, respectively, and 146.6 million and 147.1 million for the twenty-six weeks ended November 28, 2021 and November 29, 2020, respectively.

(b)	The thirteen and twenty-six weeks ended November 28, 2021, include a loss on the extinguishment of debt of $53.3 million ($40.5 million after-tax), which consists of an aggregate call premium of $39.6 million related to the redemption of the 2024 Notes and 2026 Notes and the write-off of $13.7 million of debt issuance costs associated with those notes.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the first half of fiscal 2022.

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

Based on our open commodity contract hedge positions as of November 28, 2021, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $4.9 million ($3.7 million net of income tax benefits). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

We transact business in multiple currencies and are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. At November 28, 2021, we had no financial instruments to hedge foreign currency risk.

At November 28, 2021, we had $2,170.0 million of fixed-rate and $571.0 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $5.8 million annually ($4.5 million net of income tax benefits).

For more information about our market risks, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 28, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares purchased during the thirteen weeks ended November 28, 2021 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
August 30, 2021 through September 26, 2021	986	$65.79	—	$143.6
September 27, 2021 through October 24, 2021	128,484	$56.69	128,484	$136.3
October 25, 2021 through November 28, 2021	742,325	$57.70	740,269	$93.6
Total	871,795
(a)	Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $57.55, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	In December 2018, our Board of Directors authorized a $250.0 million share repurchase program with no expiration date. Repurchases may be made at our discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. In December 2021, our Board of Directors authorized the repurchase of an additional $250.0 million of our common stock under the program. We have $343.6 million remaining under the updated share repurchase authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1

2030 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2030 Notes) (incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830))

10.2

2032 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2032 Notes) (incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830))

10.3	Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan, amended and restated as of September 22, 2021

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ BERNADETTE M. MADARIETA
BERNADETTE M. MADARIETA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated this 6th day of January, 2022.