Form 10-Q
period 2022-02-27
Lamb Weston Holdings, Inc.
filed 2022-04-07
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2022

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

As of March 31, 2022, the Registrant had 144,446,885 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27,	February 28,	February 27,	February 28,
	2022	2021	2022	2021
Net sales	$955.0	$895.8	$2,945.8	$2,663.4
Cost of sales	734.0	699.1	2,368.0	2,029.4
Gross profit	221.0	196.7	577.8	634.0
Selling, general and administrative expenses	87.2	96.1	269.4	258.1
Income from operations	133.8	100.6	308.4	375.9
Interest expense, net	25.8	29.3	136.1	89.6
Income before income taxes and equity method earnings	108.0	71.3	172.3	286.3
Income tax expense	31.1	16.3	49.4	76.2
Equity method investment earnings	29.7	11.1	46.0	42.2
Net income	$106.6	$66.1	$168.9	$252.3
Earnings per share:
Basic	$0.73	$0.45	$1.16	$1.72
Diluted	$0.73	$0.45	$1.16	$1.72
Weighted average common shares outstanding:
Basic	145.1	146.5	145.8	146.4
Diluted	145.5	147.2	146.2	147.1

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	February 27, 2022			February 28, 2021
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$137.7	$(31.1)	$106.6	$82.4	$(16.3)	$66.1
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.1	—	0.1	0.1	(0.1)	—
Unrealized currency translation gains (losses)	0.1	(0.4)	(0.3)	16.9	(1.1)	15.8
Other	0.4	(0.1)	0.3	—	—	—
Comprehensive income	$138.3	$(31.6)	$106.7	$99.4	$(17.5)	$81.9

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	February 27, 2022			February 28, 2021
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$218.3	$(49.4)	$168.9	$328.5	$(76.2)	$252.3
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.3	—	0.3	0.2	(0.1)	0.1
Unrealized currency translation gains (losses)	(39.3)	1.8	(37.5)	66.9	(3.7)	63.2
Other	0.4	(0.1)	0.3	—	—	—
Comprehensive income	$179.7	$(47.7)	$132.0	$395.6	$(80.0)	$315.6

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	February 27,	May 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$428.6	$783.5
Receivables, less allowance for doubtful accounts of $1.1 and $0.9	430.6	366.9
Inventories	634.5	513.5
Prepaid expenses and other current assets	117.0	117.8
Total current assets	1,610.7	1,781.7
Property, plant and equipment, net	1,556.1	1,524.0
Operating lease assets	128.2	141.7
Equity method investments	312.8	310.2
Goodwill	321.8	334.5
Intangible assets, net	34.5	36.9
Other assets	136.7	80.4
Total assets	$4,100.8	$4,209.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and financing obligations	$32.2	$32.0
Accounts payable	349.3	359.3
Accrued liabilities	231.4	226.9
Total current liabilities	612.9	618.2
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,697.0	2,705.4
Deferred income taxes	171.9	159.7
Other noncurrent liabilities	226.7	245.5
Total long-term liabilities	3,095.6	3,110.6
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 148,038,020 and 147,640,632 shares issued	148.0	147.6
Additional distributed capital	(819.4)	(836.8)
Retained earnings	1,309.1	1,244.6
Accumulated other comprehensive income (loss)	(7.4)	29.5
Treasury stock, at cost, 3,593,439 and 1,448,768 common shares	(238.0)	(104.3)
Total stockholders’ equity	392.3	480.6
Total liabilities and stockholders’ equity	$4,100.8	$4,209.4

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share data)

	Thirteen Weeks Ended February 27, 2022 and February 28, 2021
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at November 28, 2021	145,200,648	$148.0	$(187.8)	$(825.8)	$1,238.3	$(7.5)	$365.2
Dividends declared, $0.245 per share	—	—	—	—	(35.4)	—	(35.4)
Common stock issued	9,960	—	—	—	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	5.9	—	—	5.9
Repurchase of common stock and common stock withheld to cover taxes	(766,027)	—	(50.2)	—	—	—	(50.2)
Other	—	—	—	0.5	(0.4)	—	0.1
Comprehensive income	—	—	—	—	106.6	0.1	106.7
Balance at February 27, 2022	144,444,581	$148.0	$(238.0)	$(819.4)	$1,309.1	$(7.4)	$392.3

Balance at November 29, 2020	146,355,082	$147.5	$(78.0)	$(850.4)	$1,182.8	$7.0	$408.9
Dividends declared, $0.235 per share	—	—	—	—	(34.4)	—	(34.4)
Common stock issued	98,459	0.1	—	1.6	—	—	1.7
Stock-settled, stock-based compensation expense	—	—	—	6.3	—	—	6.3
Repurchase of common stock and common stock withheld to cover taxes	(171,102)	—	(13.1)	—	—	—	(13.1)
Other	—	—	—	1.1	(0.7)	—	0.4
Comprehensive income	—	—	—	—	66.1	15.8	81.9
Balance at February 28, 2021	146,282,439	$147.6	$(91.1)	$(841.4)	$1,213.8	$22.8	$451.7

	Thirty-Nine Weeks Ended February 27, 2022 and February 28, 2021
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 30, 2021	146,191,864	$147.6	$(104.3)	$(836.8)	$1,244.6	$29.5	$480.6
Dividends declared, $0.715 per share	—	—	—	—	(104.0)	—	(104.0)
Common stock issued	397,388	0.4	—	1.5	—	—	1.9
Stock-settled, stock-based compensation expense	—	—	—	15.5	—	—	15.5
Repurchase of common stock and common stock withheld to cover taxes	(2,144,671)	—	(133.7)	—	—	—	(133.7)
Other	—	—	—	0.4	(0.4)	—	—
Comprehensive income	—	—	—	—	168.9	(36.9)	132.0
Balance at February 27, 2022	144,444,581	$148.0	$(238.0)	$(819.4)	$1,309.1	$(7.4)	$392.3

Balance at May 31, 2020	146,038,893	$147.0	$(68.2)	$(862.9)	$1,064.6	$(40.5)	$240.0
Dividends declared, $0.695 per share	—	—	—	—	(101.8)	—	(101.8)
Common stock issued	571,154	0.6	—	2.2	—	—	2.8
Stock-settled, stock-based compensation expense	—	—	—	17.6	—	—	17.6
Repurchase of common stock and common stock withheld to cover taxes	(327,608)	—	(22.9)	—	—	—	(22.9)
Other	—	—	—	1.7	(1.3)	—	0.4
Comprehensive income	—	—	—	—	252.3	63.3	315.6
Balance at February 28, 2021	146,282,439	$147.6	$(91.1)	$(841.4)	$1,213.8	$22.8	$451.7

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirty-Nine Weeks Ended
	February 27,	February 28,
	2022	2021
Cash flows from operating activities
Net income	$168.9	$252.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	142.4	142.3
Loss on extinguishment of debt	53.3	1.0
Stock-settled, stock-based compensation expense	15.5	17.6
Earnings of joint ventures in excess of distributions	(26.8)	(29.9)
Deferred income taxes	14.2	1.0
Other	(3.3)	9.4
Changes in operating assets and liabilities:
Receivables	(64.1)	(30.4)
Inventories	(121.2)	(80.6)
Income taxes payable/receivable, net	16.4	28.2
Prepaid expenses and other current assets	(15.6)	(6.5)
Accounts payable	(3.8)	60.9
Accrued liabilities	(1.9)	9.5
Net cash provided by operating activities	$174.0	$374.8
Cash flows from investing activities
Additions to property, plant and equipment	(217.8)	(92.1)
Additions to other long-term assets	(9.2)	(14.6)
Other	0.8	0.5
Net cash used for investing activities	$(226.2)	$(106.2)
Cash flows from financing activities
Proceeds from issuance of debt	1,669.2	—
Repayments of debt and financing obligations	(1,690.1)	(297.6)
Repurchase of common stock and common stock withheld to cover taxes	(133.7)	(22.9)
Dividends paid	(103.0)	(100.9)
Payments of senior notes call premium	(39.6)	—
Repayments of short-term borrowings, net	—	(498.8)
Other	(5.0)	0.3
Net cash used for financing activities	$(302.2)	$(919.9)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.6
Net decrease in cash and cash equivalents	(354.9)	(649.7)
Cash and cash equivalents, beginning of period	783.5	1,364.0
Cash and cash equivalents, end of period	$428.6	$714.3

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and thirty-nine weeks ended February 27, 2022 and February 28, 2021, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

These consolidated financial statements include all adjustments that we consider necessary for a fair presentation of such financial statements and consist only of normal recurring adjustments. The preparation of financial statements involves the use of estimates and accruals. The inputs into our judgments and estimates consider the economic implications of the effects of the COVID-19 pandemic on our critical accounting estimates and significant accounting policies. The actual results that we experience may differ materially from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Interbank Offered Rate (“LIBOR”). This guidance includes practical expedients and exceptions to the current guidance on contract modifications and hedge accounting. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance was effective upon issuance and can be applied through December 31, 2022. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27,	February 28,	February 27,	February 28,
(in millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$106.6	$66.1	$168.9	$252.3

Denominator:
Basic weighted average common shares outstanding	145.1	146.5	145.8	146.4
Add: Dilutive effect of employee incentive plans (a)	0.4	0.7	0.4	0.7
Diluted weighted average common shares outstanding	145.5	147.2	146.2	147.1

Earnings per share:
Basic	$0.73	$0.45	$1.16	$1.72
Diluted	$0.73	$0.45	$1.16	$1.72
(a)	Potential dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of February 27, 2022, 0.1 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of February 28, 2021, we did not have any stock-based awards that were antidilutive.

3.    INCOME TAXES

Income tax expense was $31.1 million and $16.3 million for the thirteen weeks ended February 27, 2022 and February 28, 2021, respectively; and $49.4 million and $76.2 million for the thirty-nine weeks ended February 27, 2022 and February 28, 2021, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.6% and 19.8% for the thirteen weeks ended February 27, 2022 and February 28, 2021, respectively; and 22.6% and 23.2% for the thirty-nine weeks ended February 27, 2022 and February 28, 2021, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Income Taxes Paid

Income taxes paid, net of refunds were $17.2 million and $44.4 million during the thirty-nine weeks ended February 27, 2022 and February 28, 2021, respectively.

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

	February 27,	May 30,
(in millions)	2022	2021
Raw materials and packaging	$137.7	$89.8
Finished goods	447.2	377.8
Supplies and other	49.6	45.9
Inventories	$634.5	$513.5

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	February 27,	May 30,
(in millions)	2022	2021
Land and land improvements	$112.4	$108.2
Buildings, machinery, and equipment	2,903.6	2,763.3
Furniture, fixtures, office equipment, and other	91.2	97.1
Construction in progress	119.7	122.5
Property, plant and equipment, at cost	3,226.9	3,091.1
Less accumulated depreciation	(1,670.8)	(1,567.1)
Property, plant and equipment, net	$1,556.1	$1,524.0

Depreciation expense was $45.3 million and $44.8 million for the thirteen weeks ended February 27, 2022 and February 28, 2021, respectively; and $134.5 million and $134.9 million for the thirty-nine weeks ended February 27, 2022 and February 28, 2021, respectively. At February 27, 2022 and May 30, 2021, purchases of property, plant and equipment included in accounts payable were $15.1 million and $23.1 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended February 27, 2022 and February 28, 2021, was $1.2 million and $0.5 million, respectively; and $4.0 million and $1.5 million for the thirty-nine weeks ended February 27, 2022 and February 28, 2021, respectively.

6.    EQUITY METHOD INVESTMENTS

We hold a 50% ownership interest in Lamb-Weston/Meijer v.o.f. (“Lamb-Weston/Meijer”), a joint venture with Meijer Frozen Foods B.V., that is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe, Russia, and the Middle East. We hold a 50% ownership interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a potato processing joint venture based in the United States. We also hold a 50% ownership interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Sociedad Comercial del Plata S.A., that is headquartered in Argentina. LWAMSA manufactures and sells frozen potato products, principally in South America. These investments are accounted for using equity method accounting. The carrying value of these investments at February 27, 2022 and May 30, 2021, was $312.8 million and $310.2 million, respectively, and are included in “Equity method investments” on our Consolidated Balance Sheets.

Lamb-Weston/Meijer has a 74.9% ownership interest in a joint venture located in Russia that manufactures and sells frozen potato products. In March 2022, as a result of Russia’s invasion of Ukraine, the joint venture paused construction of its previously announced capacity expansion and began winding down production of Lamb Weston branded products. In addition, Lamb-Weston/Meijer ceased shipping products into Russia. While the joint venture continues to produce and sell food for domestic consumption, the current sanctions imposed by governments in the United States, United Kingdom, and European Union against Russia, as well as additional steps taken by the joint venture’s customers, suppliers, or other stakeholders, may disrupt the plant’s ability to operate in the future. Through the thirty-nine weeks ended February 27, 2022, approximately 2% of our net income was attributable to business conducted through Lamb-Weston/Meijer’s joint venture, and the portion of our Lamb-Weston/Meijer interest related to its operations in Russia was approximately $55 million as of February 27, 2022.

For the thirteen weeks ended February 27, 2022 and February 28, 2021, we had sales to our equity method investments of $4.3 million and $5.5 million, respectively, and purchases from our equity method investments of $6.0 million and $0.9 million, respectively. For the thirty-nine weeks ended February 27, 2022 and February 28, 2021, we had sales to our equity method investments of $12.5 million and $12.4 million, respectively, and purchases from our equity method investments of $13.2 million and $4.2 million, respectively. Total dividends received from our equity method investments were $5.0 million and $5.8 million for the thirteen weeks ended February 27, 2022 and February 28, 2021, respectively; and $19.2 million and $12.4 million for the thirty-nine weeks ended February 27, 2022 and February 28, 2021, respectively.

We have an agreement to share the costs of our global enterprise resource planning (“ERP”) system and related software and services with Lamb-Weston/Meijer. Under the terms of the agreement, Lamb-Weston/Meijer will pay us for the majority of its portion of the ERP costs in five equal annual payments, plus interest, beginning in the period the system is deployed at Lamb-Weston/Meijer. At February 27, 2022 and May 30, 2021, Lamb-Weston/Meijer’s portion of the ERP costs was $19.6 million and $16.8 million, respectively. Related to this project, we had $16.5 million and $13.2 million of receivables recorded in “Other assets” on our Consolidated Balance Sheets at February 27, 2022 and May 30, 2021, respectively. We expect the total receivable from Lamb-Weston/Meijer to increase as development and implementation of the ERP system progresses.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the thirty-nine weeks ended February 27, 2022:

(in millions)	Global	Foodservice	Retail	Other	Total
Balance at May 30, 2021	$276.3	$42.8	$10.9	$4.5	$334.5
Foreign currency translation adjustment	(12.7)	—	—	—	(12.7)
Balance at February 27, 2022	$263.6	$42.8	$10.9	$4.5	$321.8

Other identifiable intangible assets were as follows:

	February 27, 2022				May 30, 2021
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
(dollars in millions)	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	11	41.7	(25.2)	16.5	11	42.2	(23.3)	18.9
		$59.7	$(25.2)	$34.5		$60.2	$(23.3)	$36.9
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Developed technology, which is excluded from this balance, is recorded as “Other assets” on our Consolidated Balance Sheets. Amortization expense, including developed technology amortization expense, was $1.3 million and $1.5 million for the thirteen weeks ended February 27, 2022 and February 28, 2021, respectively; and $4.3 million and $3.6 million for the thirty-nine weeks ended February 27, 2022 and February 28, 2021, respectively. Foreign intangible assets are affected by foreign currency translation.

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	February 27,	May 30,
(in millions)	2022	2021
Compensation and benefits	$71.2	$83.2
Accrued trade promotions	39.5	39.9
Dividends payable to shareholders	35.4	34.4
Current portion of operating lease obligations	23.2	29.1
Franchise, property, and sales and use taxes	12.4	11.3
Accrued interest	30.3	7.9
Other	19.4	21.1
Accrued liabilities	$231.4	$226.9

9.   DEBT AND FINANCING OBLIGATIONS

The components of our debt, including financing obligations, were as follows:

	February 27,	May 30,
(in millions)	2022	2021
Long-term debt:
Term A-1 loan facility, due June 2024	$262.5	$273.8
Term A-2 loan facility, due April 2025	300.6	312.8
RMB loan facility, due February 2027	13.8	—
4.625% senior notes, due November 2024	—	833.0
4.875% senior notes, due November 2026	—	833.0
4.875% senior notes, due May 2028	500.0	500.0
4.125% senior notes, due January 2030	970.0	—
4.375% senior notes, due January 2032	700.0	—
	2,746.9	2,752.6
Financing obligations:
Lease financing obligations due on various dates through 2040 (a)	7.2	7.3
	7.2	7.3

Total debt and financing obligations	2,754.1	2,759.9
Debt issuance costs (b)	(24.9)	(22.5)
Current portion of long-term debt and financing obligations	(32.2)	(32.0)
Long-term debt and financing obligations, excluding current portion	$2,697.0	$2,705.4
(a)	The interest rates on our lease financing obligations ranged from 2.08% to 4.10% as of February 27, 2022, and 2.49% to 4.10% as of May 30, 2021.

(b)	Excludes debt issuance costs of $3.4 million and $2.1 million as of February 27, 2022 and May 30, 2021, respectively, related to our Amended Revolving Credit Facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.

RMB Loan Facility

On February 18, 2022, our wholly owned subsidiary, Ulanqab Lamb Weston Food Co., Ltd., entered into a facility agreement with certain lenders and HSBC Bank (China) Company Limited, Shanghai Branch, as the facility agent, providing for a RMB 1,079.0 million (approximately $170 million based on prevailing interest exchange rates on February 27, 2022) term loan facility (the “RMB Loan Facility”). Borrowings under the RMB Loan Facility bear interest at the prime rate for five-year loans published by the PRC National Interbank Funding Center plus 0.30%. The RMB Loan Facility will be used for fixed asset investments in the People’s Republic of China (“PRC”) and matures on February 18, 2027. The RMB Loan Facility contains covenants that are standard for credit facilities originated in the PRC, including, among others, covenants with regards to mergers and consolidations and asset sales, and is subject to acceleration upon various events of default. Payment obligations under the RMB Loan Facility are unconditionally guaranteed by Lamb Weston.

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

Interest payments on the Notes are due semi-annually each January 31 and July 31, with the first interest payment due on July 31, 2022. The 2030 and 2032 Notes will mature on January 31, 2030 and 2032, respectively, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the applicable Indenture.

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

4.625% Senior Notes due 2024 and 4.875% Senior Notes due 2026

On November 18, 2021, we used the net proceeds of the issuance of the 2030 Notes and 2032 Notes, together with cash on hand, to redeem all of our outstanding $833.0 million aggregate principal amount of 4.625% senior notes due 2024 (the “2024 Notes”) and $833.0 million aggregate principal amount of 4.875% senior notes due 2026 (the “2026 Notes”). The 2024 Notes were redeemed at a price of 102.313% of the principal amount and the 2026 Notes were redeemed at a price of 102.438% of the principal amount. The aggregate call premium for the 2024 Notes and 2026 Notes was $39.6 million (included in the redemption prices noted above) and in connection with these redemptions, we also wrote off $13.7 million of previously unamortized debt issuance costs. Both of these amounts are included as “Interest Expense, net” in our Consolidated Statements of Earnings for the thirty-nine weeks ended February 27, 2022.

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

At February 27, 2022, we had no borrowings outstanding under the Amended Revolving Credit Facility and $994.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million. For the thirty-nine weeks ended February 27, 2022, we had no borrowings under the facility.

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

Other

For the thirty-nine weeks ended February 27, 2022 and February 28, 2021, we paid $64.7 million and $65.2 million of interest on debt, respectively.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

10.   STOCK-BASED COMPENSATION

The Compensation and Human Capital Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. During the thirty-nine weeks ended February 27, 2022, we granted 0.4 million and 0.1 million RSUs and Performance Shares, respectively, at an average grant date fair value of $65.99. As of February 27, 2022, 7.1 million shares were available for future grant under the plan.

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27,	February 28,	February 27,	February 28,
(in millions)	2022	2021	2022	2021
Total compensation expense	$5.9	$6.3	$15.5	$17.6
Income tax benefit (a)	(1.0)	(1.1)	(2.8)	(3.1)
Total compensation expense, net of tax benefit	$4.9	$5.2	$12.7	$14.5
(a)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at February 27, 2022, total unrecognized compensation expense related to stock-based awards was as follows:

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
(dollars in millions)	Expense	Period (in years)
Stock-settled RSUs	$27.7	2.0
Performance Shares	7.4	1.9
Total unrecognized compensation expense	$35.1	2.0

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of February 27, 2022
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$6.0	$—	$6.0
Deferred compensation liabilities (b)	—	(22.8)	—	(22.8)
Fair value, net	$—	$(16.8)	$—	$(16.8)

	As of May 30, 2021
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$15.3	$—	$15.3
Deferred compensation liabilities (b)	—	(23.5)	—	(23.5)
Fair value, net	$—	$(8.2)	$—	$(8.2)
(a)	Derivative assets included in Level 2 primarily represent commodity swap and option contracts. The fair values of our Level 2 derivative assets were determined using valuation models that use market observable inputs including both forward and spot prices for commodities. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not. Deferred compensation liabilities are primarily presented within “Other noncurrent liabilities” on our Consolidated Balance Sheets.

At February 27, 2022, we had $2,170.0 million of fixed-rate and $576.9 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $2,119.0 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In December 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate. In December 2021, our Board of Directors authorized the repurchase of an additional $250.0 million of our common stock under this share repurchase program. During the thirteen weeks ended February 27, 2022, we repurchased 763,777 shares for $50.0 million, or a weighted-average price of $65.46 per share. During the thirty-nine weeks ended February 27, 2022, we repurchased 2,027,891 shares for $126.0 million, or a weighted-average price of $62.15 per share. As of February 27, 2022, $293.6 million remained authorized for repurchase under the program.

Dividends

During the thirty-nine weeks ended February 27, 2022, we paid $103.0 million of dividends to common stockholders. On March 4, 2022, we paid $35.4 million of dividends to stockholders of record as of the close of business on February 4, 2022. On March 24, 2022, our Board of Directors declared a dividend of $0.245 per share of common stock. The dividend will be paid on June 3, 2022, to stockholders of record as of the close of business on May 6, 2022.

Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI, net of taxes, as of February 27, 2022 were as follows:

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
(in millions)	Gains (Losses)	Benefits	Other	Income (Loss)
Balance as of May 30, 2021	$36.0	$(6.5)	$—	$29.5
Other comprehensive income before reclassifications, net of tax	(37.5)	—	0.3	(37.2)
Amounts reclassified out of AOCI, net of tax	—	0.3	—	0.3
Net current-period other comprehensive income (loss)	(37.5)	0.3	0.3	(36.9)
Balance as of February 27, 2022	$(1.5)	$(6.2)	$0.3	$(7.4)

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27,	February 28,	February 27,	February 28,
(in millions)	2022	2021	2022	2021
Net sales
Global	$487.9	$478.5	$1,505.8	$1,401.9
Foodservice	294.5	219.5	929.8	697.3
Retail	143.6	162.5	418.7	457.1
Other	29.0	35.3	91.5	107.1
Total net sales	$955.0	$895.8	$2,945.8	$2,663.4
Product contribution margin (a)
Global	$73.0	$79.3	$196.5	$249.8
Foodservice	106.7	70.2	307.5	243.7
Retail	31.6	33.1	67.8	99.0
Other (b)	6.2	8.7	(6.6)	32.4
	217.5	191.3	565.2	624.9
Add: Advertising and promotion expenses (a)	3.5	5.4	12.6	9.1
Gross profit	221.0	196.7	577.8	634.0
Selling, general and administrative expenses	87.2	96.1	269.4	258.1
Income from operations	133.8	100.6	308.4	375.9
Interest expense, net (c)	25.8	29.3	136.1	89.6
Income tax expense	31.1	16.3	49.4	76.2
Equity method investment earnings	29.7	11.1	46.0	42.2
Net income	$106.6	$66.1	$168.9	$252.3
(a)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with segment performance.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts.

(c)	The thirty-nine weeks ended February 27, 2022, includes a loss on the extinguishment of debt of $53.3 million, which includes an aggregate call premium of $39.6 million related to the redemption of the 2024 Notes and 2026 Notes, and the write-off of $13.7 million of previously unamortized debt issuance costs associated with those notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Information" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and in “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2021 (the “Form 10-K”), which we filed with the U.S. Securities and Exchange Commission (“SEC”) on July 27, 2021.

Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “believe,” “estimate,” “grow,” “take,” “mitigate,” “support,” “remain,” “increase,” “manage,” “improve,” “create,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, operational costs, pricing actions, cash flows, liquidity, dividends, share repurchases, enterprise resource planning (“ERP”) system implementation and business outlook and prospects, as well as supply chain constraints, inflation, and the impact of the COVID-19 pandemic on our industry and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: the availability and prices of raw materials; labor shortages and other operational challenges; disruptions in the global economy caused by Russia’s invasion of Ukraine and the possible related heightening of our other known risks; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; levels of pension, labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC, including in “Part II – Other Information – Item 1A. Risk Factors” in this report. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (including product contribution margin, on a consolidated basis, Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures) that is prepared using non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of product contribution margin, Adjusted EBITDA, and Adjusted EBITDA including unconsolidated joint ventures, and a reconciliation of these non-GAAP financial measures to gross profit, net income or diluted earnings per share, as applicable.

Executive Summary

We continued to make financial and operating progress in our fiscal third quarter of 2022 as we navigated through a volatile macro environment. We generated solid net sales growth through strong execution of pricing actions to manage significant input cost and manufacturing and supply chain cost inflation. These pricing actions, along with our efforts to control costs, drove earnings growth both sequentially and versus the prior year quarter, despite the COVID-19 Omicron variant affecting demand across our restaurant and foodservice channels, and disrupting production and distribution operations. Specifically, compared with the prior year quarter and during the quarter:

●	Net sales increased 7% to $955.0 million
●	Income from operations increased 33% to $133.8 million
●	Net income increased 61% to $106.6 million
●	Diluted earnings per share increased 62% to $0.73
●	Adjusted EBITDA including unconsolidated joint ventures increased 31% to $219.6 million
●	We returned $84.3 million of cash to stockholders, including $34.3 million in dividends and $50.0 million of share repurchases

Net sales growth in the third quarter of fiscal 2022, compared with the prior year quarter, was driven by higher price/mix, partially offset by lower sales volumes. The increase in price/mix reflected the benefit of product pricing actions across each of our business segments to offset cost inflation, as well as higher prices charged for product delivery. The decline in sales volume reflected lower export volumes, which are included in our Global segment, and was a result of limited shipping container availability along the U.S. West Coast and disruptions to ocean freight networks across the Pacific Ocean. The sales volume decline also reflected lower shipments of private label and branded products in our Retail segment, largely due to our inability to fully serve customer demand due to widespread industry supply chain constraints, including labor and commodities shortages, that resulted in lower production run-rates and throughput in our factories. The decline was partially offset by higher sales volumes to restaurant and foodservice channels in North America as demand continued to rebound to pre-pandemic levels. The increase in sales volumes was most pronounced in our Foodservice segment, which has a higher proportion of its sales to on-premise dining establishments, including independent restaurants and non-commercial operations, such as lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments. Sales volumes to our large chain quick service restaurant (“QSR”) and casual dining restaurant customers in the U.S., which are included in our Global segment, also increased.

Sales volumes in Europe, which is served by our Lamb-Weston/Meijer joint venture, increased as restaurant traffic continued to improve, although earnings were negatively affected by inflation, production, and transportation challenges.

Income from operations increased largely due to favorable price/mix, which more than offset the higher manufacturing and distribution costs on a per pound basis and the impact of lower sales volumes. The increase in costs per pound primarily reflected double-digit cost inflation from key inputs and transportation. In addition, the increase in costs per pound reflected higher costs and inefficiencies related to labor shortages across our manufacturing network, as well as lower raw potato utilization rates due to the poor crop in the Pacific Northwest that was harvested in fall 2021. The increase in income from operations was also due to lower selling, general and administrative (“SG&A”) expenses that were largely driven by lower consulting expenses, employee-related costs, and advertising and promotion (“A&P”) expenses.

Outlook

We expect our net sales in fiscal 2022 to increase versus the prior year driven by a combination of higher price/mix and higher sales volumes. We expect price/mix to increase largely due to pricing actions that we began to implement earlier in fiscal 2022 in an effort to mitigate manufacturing and distribution cost inflation. For the year, we expect sales volumes to grow as global demand for frozen potato products continues to rise. During the first three quarters of fiscal 2022, aggregate demand in the U.S. continued to rebound to pre-pandemic levels, although growth in our shipments was tempered by our inability to fully serve customer demand due to widespread industry supply chain constraints that resulted in lower production run-rates and throughput in our factories. The rate of recovery in demand in our key international markets remained mixed, while the recovery in our international shipments was also tempered by limited shipping container availability and disruptions to ocean freight networks. We expect overall frozen potato demand in the U.S. and in our key international markets will continue to be solid through the remainder of this fiscal year, although our sales volumes may be tempered by further disruptions in our production and logistics networks, the effect of the COVID-19 variants on restaurant traffic and consumer demand, and inflationary pressures on consumers.

We expect our earnings in fiscal 2022 to be pressured as compared to pre-pandemic levels largely as a result of input cost inflation, including higher raw potato costs, and industrywide supply chain challenges. We anticipate that the rate of inflation for many of our manufacturing, commodity, and transportation costs, including, but not limited to edible oils, grains and starches used for product coatings, energy, labor, rail, trucking, ocean freight, and packaging, will remain higher than we experienced in fiscal 2021. We also expect our potato costs on a per pound basis will rise through the remainder of fiscal 2022 due to the impact of the extreme summer heat that negatively affected the yield and quality of potato crops in the Pacific Northwest. We anticipate the ongoing effects of the pandemic, disruptions to the broader global supply chain and disruptions in the global economy caused by Russia’s invasion of Ukraine, will continue to pressure our operations, including the shortage of manufacturing labor and commodities, through the remainder of fiscal 2022, which is expected to lead to volatile operating conditions and incremental manufacturing and distribution costs. Our experienced team is continuing to take specific actions to mitigate these challenges, most notably executing pricing actions intended to offset commodity inflation, restructuring freight policies, modifying production and crewing schedules, adopting new policies and practices to attract and retain manufacturing employees, and optimizing our product portfolio.

In addition, we expect overall SG&A in fiscal 2022 will be higher than the prior year largely due to increased investments to improve our information technology infrastructure over the long term. This includes resuming our efforts in the second half of fiscal 2022 to design the next phase of a new ERP system.

In March 2022, as a result of Russia’s invasion of Ukraine, Lamb-Weston/Meijer’s joint venture paused construction of its previously announced capacity expansion and began winding down production of Lamb Weston branded products. In addition, Lamb-Weston/Meijer ceased shipping products into Russia. While the joint venture continues to produce and sell food for domestic consumption, the current sanctions imposed by governments in the United States, United Kingdom, and European Union against Russia, as well as additional steps taken by the joint venture’s customers, suppliers, or other stakeholders, may disrupt the plant’s ability to operate in the future. Through the first three quarters of fiscal 2022, approximately 2% of our net income was attributable to business conducted through Lamb-Weston/Meijer’s joint venture, and the portion of our Lamb-Weston/Meijer interest related to its operations in Russia was approximately $55 million as of February 27, 2022.

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

Thirteen Weeks Ended February 27, 2022 compared to Thirteen Weeks Ended February 28, 2021

Net Sales, Gross Profit, and Product Contribution Margin

	Thirteen Weeks Ended
	February 27,	February 28,	%
(in millions)	2022	2021	Inc/(Dec)
Segment net sales
Global	$487.9	$478.5	2%
Foodservice	294.5	219.5	34%
Retail	143.6	162.5	(12%)
Other	29.0	35.3	(18%)
	$955.0	$895.8	7%

Segment product contribution margin
Global	$73.0	$79.3	(8%)
Foodservice	106.7	70.2	52%
Retail	31.6	33.1	(5%)
Other	6.2	8.7	(29%)
	217.5	191.3	14%
Add: Advertising and promotion expenses	3.5	5.4	(35%)
Gross profit	$221.0	$196.7	12%

Net Sales

Compared to the prior year quarter, Lamb Weston’s net sales for the third quarter of fiscal 2022 increased $59.2 million, or 7%, to $955.0 million. Price/mix increased 12%, primarily reflecting the benefit of pricing actions across each of our business segments to offset input, manufacturing and transportation cost inflation. Volume declined 5%, reflecting lower export volume and lower shipments to retail channels. We increased shipments to restaurant and foodservice channels in North America, although growth was tempered by softer restaurant traffic as a result of the effects of the Omicron variant and our inability to fully serve customer demand due to widespread industry supply chain constraints that resulted in lower production run-rates and throughput in our factories.

Global segment net sales increased $9.4 million, or 2%, to $487.9 million. Price/mix increased 8% while volume decreased 6%. The benefit of domestic and international product and freight pricing actions to offset inflation, as well as favorable mix, drove the increase in price/mix. Lower export shipments due to limited shipping container availability and disruptions to ocean freight networks drove the decline in sales volumes. Sales volumes to North American large QSR and casual dining restaurant chain customers increased, although growth was tempered by softer consumer traffic as a result of the effects of the Omicron variant.

Foodservice segment net sales increased $75.0 million, or 34%, to $294.5 million. Price/mix increased 22% and volume increased 12%. The benefits of product and freight pricing actions taken earlier in the year to offset inflation, as well as favorable mix, drove the increase in price/mix. The ongoing recovery in demand at full-service restaurants and in non-commercial channels (such as lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments) drove the increase in sales volumes. While shipments to restaurants have essentially returned to pre-pandemic levels, demand in non-commercial channels remain below pre-pandemic levels. The segment’s overall volume growth was tempered by softer restaurant and non-commercial traffic as a result of the effects of the Omicron variant, as well as our inability to fully serve customer demand due to widespread industry supply chain constraints that resulted in lower production run-rates and throughput in our factories.

Retail segment net sales declined $18.9 million, or 12%, to $143.6 million. Volume declined 24% while price/mix increased 12%. Lower shipments of private label products, resulting from incremental losses of certain low-margin business, as well as lower shipments of branded products drove the sales volume decline. The decline in branded product shipments reflected our inability to fully serve customer demand due to widespread industry supply chain constraints that resulted in lower production run-rates and throughput in our factories. Product and freight pricing actions across our branded and private label portfolios to offset inflation, as well as improved mix, drove the increase in price/mix.

Net sales in our Other segment declined $6.3 million, or 18%, to $29.0 million. Volume declined 20% and price/mix increased 2%. The decline was driven by lower volume in our vegetable business, reflecting the negative effect of the extreme summer heat on the yield and quality of the vegetable crops.

Gross Profit and Product Contribution Margin

Gross profit increased $24.3 million, or 12%, to $221.0 million, as the benefits from higher price/mix more than offset the impact of higher manufacturing and distribution costs on a per-pound basis, as well as lower sales volumes. The higher costs per pound primarily reflected double-digit cost inflation from key inputs, particularly raw materials such as edible oils, ingredients such as grains and starches used in product coatings, and raw potatoes, as well as higher transportation, packaging, and labor costs. The increase in costs per pound also reflected the effect of labor shortages on production run-rates, as well as lower raw potato utilization rates related to the poor crop harvested in fall 2021. The increase in per pound costs was partially offset by supply chain productivity savings. The increase in gross profit also included a $1.7 million increase in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $3.6 million gain in the third quarter, compared with a $1.9 million gain related to these items in the prior year quarter.

Lamb Weston’s overall product contribution margin, defined as gross profit less A&P expenses, increased $26.2 million, or 14%, to $217.5 million. The increase was largely due to higher gross profit (as described above) and a $1.9 million decrease in A&P expenses.

Global segment product contribution margin declined $6.3 million, or 8%, to $73.0 million. Higher manufacturing and distribution costs per pound, as well as lower sales volumes due to limited shipping container availability, more than offset the benefit of favorable price/mix. Global segment cost of sales was $413.9 million, up 4% compared to the third quarter of fiscal 2021, primarily due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Foodservice segment product contribution margin increased $36.5 million, or 52%, to $106.7 million. Favorable price, volume and mix drove the increase, and were partially offset by higher manufacturing and distribution costs per pound. Foodservice segment cost of sales was $186.7 million, up 26% compared to the third quarter of fiscal 2021, primarily due to higher sales volumes and higher manufacturing and distribution costs.

Retail segment product contribution margin declined $1.5 million, or 5%, to $31.6 million. Lower sales volumes and higher manufacturing and distribution costs per pound drove the decline, partially offset by favorable price/mix and a $1.6 million decrease in A&P expenses. Retail segment cost of sales was $110.6 million, a 13% decline compared to the third quarter of fiscal 2021, primarily due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Other segment product contribution margin declined $2.5 million to $6.2 million in the third quarter of fiscal 2022, as compared to $8.7 million in the third quarter of fiscal 2021. These amounts include a $2.8 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts reported in the Other segment in fiscal 2022, and a $4.3 million gain related to the contracts in fiscal 2021. Excluding these mark-to-market adjustments and realized settlements, Other segment product contribution margin declined $1.0 million, largely due to higher manufacturing costs and lower sales volumes in our vegetable business.

Selling, General and Administrative Expenses

SG&A declined $8.9 million to $87.2 million in the third quarter of fiscal 2022, as compared to $96.1 million in the third quarter of fiscal 2021, primarily due to lower consulting expenses associated with improving the Company’s commercial and supply chain operations, lower compensation and benefits expense, and a $1.9 million decrease in A&P expenses. The decline in SG&A was partially offset by higher information technology infrastructure costs, including expenses related to planning and designing of the Company’s new ERP system, as well as unfavorable foreign exchange expense. Approximately $2 million of the ERP-related expenses recognized in the quarter consisted primarily of consulting expenses that will not continue after the Company implements its new ERP system, compared to approximately $1 million of ERP-related expenses in the prior year quarter.

Interest Expense, Net

Compared with the prior year quarter, interest expense, net decreased $3.5 million to $25.8 million, reflecting a lower weighted average interest rate after our redemption and refinancing in the second quarter of fiscal 2022 of our previously outstanding senior notes due in 2024 and 2026. For more information see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the third quarter of fiscal 2022 and 2021 was $31.1 million and $16.3 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.6% and 19.8% for the third quarter of fiscal 2022 and 2021, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe, the U.S., and South America and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $29.7 million and $11.1 million for the third quarter of fiscal 2022 and 2021, respectively. Equity method investment earnings included a $19.6 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the third quarter, compared to a $2.2 million unrealized gain related to these items in the prior year quarter. The increase in our mark-to-market adjustments in the third quarter of fiscal 2022 primarily relates to changes in the value of natural gas derivatives at Lamb-Weston/Meijer as commodity markets in Europe have experienced significant volatility.

Excluding the mark-to-market adjustments, earnings from equity method investments increased $1.2 million compared to the prior year period. The increase reflects the benefit of favorable price/mix and higher sales volumes, largely offset by input cost inflation and higher manufacturing and distribution costs in both Europe and the U.S.

Thirty-Nine Weeks Ended February 27, 2022 compared to Thirty-Nine Weeks Ended February 28, 2021

Net Sales, Gross Profit, and Product Contribution Margin

	Thirty-Nine Weeks Ended
	February 27,	February 28,	%
(in millions)	2022	2021	Inc/(Dec)
Segment net sales
Global	$1,505.8	$1,401.9	7%
Foodservice	929.8	697.3	33%
Retail	418.7	457.1	(8%)
Other	91.5	107.1	(15%)
	$2,945.8	$2,663.4	11%

Segment product contribution margin
Global	$196.5	$249.8	(21%)
Foodservice	307.5	243.7	26%
Retail	67.8	99.0	(32%)
Other	(6.6)	32.4	(120%)
	565.2	624.9	(10%)
Add: Advertising and promotion expenses	12.6	9.1	38%
Gross profit	$577.8	$634.0	(9%)

Net Sales

Compared to the prior year period, Lamb Weston’s net sales increased $282.4 million, or 11%, to $2,945.8 million. Price/mix increased 7% and volume increased 4%. Product and freight pricing actions across each of our business segments, to offset inflation, drove the increase in price/mix. The ongoing recovery in demand for frozen potato products in our restaurant and foodservice channels drove the increase in sales volumes. In the prior year period, demand was affected by reduced shipments related to government-imposed social restrictions on restaurant traffic. While restaurant demand has essentially returned to pre-pandemic levels, our sales volume growth in the current year period has been tempered by our inability to fully serve customer demand due to widespread industry supply chain constraints, including manufacturing labor and commodities shortages, that resulted in lower production run-rates and throughput in our factories, as well as limited shipping container availability.

Global segment net sales increased $103.9 million, or 7%, to $1,505.8 million. Price/mix increased 5% and volume increased 2%. The benefit of domestic and international product and freight pricing actions to offset inflation, as well as favorable mix, drove the increase in price/mix. Strong growth in shipments to large QSR and casual dining restaurant chain customers in the U.S. drove the increase in sales volumes. While demand in most of our key international markets was solid, export sales volumes declined as a result of limited shipping container availability and disruptions to ocean freight networks.

Foodservice segment net sales increased $232.5 million, or 33%, to $929.8 million. Volume increased 23% and price/mix increased 10%. Solid demand at small and regional chain restaurants, as well as independently-owned restaurants, drove the increase in sales volumes. Shipments to non-commercial customers also increased versus the prior year period, but remained below pre-pandemic levels. The segment’s overall volume growth was tempered by our inability to fully serve customer demand due to widespread industry supply chain constraints that resulted in lower production run-rates and throughput in our factories. The increase in price/mix largely reflected the benefits of product and freight pricing actions, as well as favorable mix.

Retail segment net sales declined $38.4 million, or 8%, to $418.7 million. Volume declined 14% while price/mix increased 6%. The sales volume decline primarily reflects lower shipments of private label products resulting from incremental losses of certain low-margin business. Branded product sales volumes were well above pre-pandemic levels, but were down versus the prior year period because of our inability to fully serve customer demand due to widespread industry supply chain constraints that resulted in lower production run-rates and throughput in our factories. The increase in price/mix was largely driven by product and freight pricing actions to offset inflation, as well as favorable mix.

Net sales in our Other segment declined $15.6 million, or 15%, to $91.5 million. Volume declined 23% and price/mix increased 8%. The decline primarily reflects lower volume in our vegetable business, reflecting the negative effect of the extreme summer heat on the yield and quality of the vegetable crops.

Gross Profit and Product Contribution Margin

Gross profit declined $56.2 million, or 9%, to $577.8 million, as higher manufacturing and distribution costs on a per-pound basis more than offset the benefits from higher price/mix and increased sales volumes. The higher costs per pound predominantly reflected double-digit cost inflation from key inputs, particularly edible oils; transportation; packaging; and ingredients, such as grains and starches used in product coatings. The increase in costs per pound also reflected the effect of labor and commodities shortages on production run-rates, as well as lower raw potato utilization rates due to the poor crop harvested in fall 2021. The increase in per pound costs was partially offset by supply chain productivity savings. The decline in gross profit also included a $21.1 million decrease in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $9.2 million loss in the first three quarters of fiscal 2022, compared with an $11.9 million gain related to these items in the first three quarters of fiscal 2021.

Lamb Weston’s overall product contribution margin declined $59.7 million, or 10%, to $565.2 million. The decline was largely due to lower gross profit (as described above) and a $3.5 million increase in A&P expenses.

Global segment product contribution margin declined $53.3 million, or 21%, to $196.5 million. Higher manufacturing and distribution costs per pound more than offset the benefit of favorable price/mix and higher sales volumes. Global segment cost of sales was $1,306.4 million, up 14% compared to the first three quarters of fiscal 2021, primarily due to higher manufacturing and distribution costs and higher sales volumes.

Foodservice segment product contribution margin increased $63.8 million, or 26%, to $307.5 million. Favorable price/mix and higher sales volumes drove the increase, and was partially offset by higher manufacturing and distribution costs per pound. Foodservice segment cost of sales was $619.0 million, up 37% compared to the first three quarters of fiscal 2021, primarily due to higher sales volumes and higher manufacturing and distribution costs.

Retail segment product contribution margin declined $31.2 million, or 32%, to $67.8 million. Higher manufacturing and distribution costs per pound, lower sales volumes and a $2.3 million increase in A&P expenses, drove the decline. Retail segment cost of sales was $344.7 million, a decline of 3% compared to the first three quarters of fiscal 2021, primarily due to lower sales volumes and higher manufacturing and distribution costs.

Other segment product contribution margin declined $39.0 million to a loss of $6.6 million in the first three quarters of fiscal 2022, as compared to $32.4 million of income in the first three quarters of fiscal 2021. These amounts include a $14.1 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts reported in the Other segment in fiscal 2022, and a $16.3 million gain related to the contracts in fiscal 2021. Excluding these mark-to-market adjustments and realized settlements, Other segment product contribution margin declined $8.6 million, largely due to higher manufacturing costs and lower sales volumes in our vegetable business.

Selling, General and Administrative Expenses

SG&A increased $11.3 million to $269.4 million in the first three quarters of fiscal 2022, as compared to $258.1 million in the first three quarters of fiscal 2021, primarily due to investments to improve our information technology and telecommunications infrastructure; expenses largely related to employee recruiting, retention, and temporary labor; a $3.5 million increase in A&P expenses to support new product launches; and higher sales commissions associated with increased sales volumes. The increase in SG&A was partially offset by lower compensation and benefits expense. SG&A included approximately $8 million of ERP-related costs in the first three quarters of fiscal 2022, as compared to approximately $7 million in the first three quarters of fiscal 2021. In both periods, these costs consisted primarily of consulting expenses that will not continue after we implement the new ERP system.

Interest Expense, Net

Compared with the first three quarters of fiscal 2021, interest expense, net increased $46.5 million to $136.1 million. The increase reflects a $53.3 million ($40.5 million after-tax) loss on extinguishment of debt associated with the redemption of our previously outstanding senior notes due in 2024 and 2026, primarily offset by a lower weighted average interest rate. For more information see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the first three quarters of fiscal 2022 and 2021 was $49.4 million and $76.2 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.6% and 23.2% for the first three quarters of fiscal 2022 and 2021, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

Our share of earnings from our equity method investments was $46.0 million and $42.2 million for the first three quarters of fiscal 2022 and 2021, respectively. Equity method investment earnings included a $27.5 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first three quarters of fiscal 2022, compared to a $6.8 million unrealized gain related to these items in the first three quarters of fiscal 2021. The increase in mark-to-market adjustments in the first three quarters of fiscal 2022 primarily relates to changes in the value of natural gas derivatives at Lamb-Weston/Meijer as commodity markets in Europe have experienced significant volatility.

Excluding the mark-to-market adjustments, earnings from equity method investments declined $16.9 million compared to the first three quarters of fiscal 2021. The earnings decline largely reflects input cost inflation and higher manufacturing costs in Europe and the U.S.

Liquidity and Capital Resources

Sources and Uses of Cash

We ended the first three quarters of fiscal 2022 in a strong financial position with $428.6 million of cash and cash equivalents and $994.6 million of availability under our revolving credit facility, net of letters of credit. During the first three quarters of fiscal 2022, we lowered the interest rates and extended the maturities on $1,670.0 million of our outstanding debt (see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report) and amended our revolving credit facility to increase its capacity to $1.0 billion and extend its maturity date to August 11, 2026. At the end of the first three quarters of fiscal 2022, no borrowings were outstanding under the amended revolving credit facility.

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

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirty-Nine Weeks Ended
	February 27,	February 28,
(in millions)	2022	2021
Net cash flows provided by (used for):
Operating activities	$174.0	$374.8
Investing activities	(226.2)	(106.2)
Financing activities	(302.2)	(919.9)
	(354.4)	(651.3)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.6
Net decrease in cash and cash equivalents	$(354.9)	$(649.7)

Operating Activities

In the first three quarters of fiscal 2022, cash provided by operating activities decreased $200.8 million to $174.0 million, compared with $374.8 million in the same period a year ago. The decrease related to $171.3 million of cash used for unfavorable changes in working capital and a $29.5 million decrease in income from operations, adjusted for non-cash income and expenses. Unfavorable changes in working capital primarily related to a decrease in accounts payable primarily due to timing, higher finished goods inventories due to increased input costs, and global disruption in freight networks, which included limited shipping container availability and fewer on-time carrier pick-ups at our warehouses, and an increase in receivables attributable to higher sales at the end of the first three quarters of fiscal 2022, compared with the end of the first three quarters of fiscal 2021. Lower income from operations was driven by higher manufacturing and distribution costs on a per pound basis, reflecting double-digit cost inflation for key inputs, the effect of labor shortages on production run-rates, and lower raw potato utilization rates. See “Results of Operations” in this MD&A for more information.

Investing Activities

Investing activities used $226.2 million of cash in the first three quarters of fiscal 2022, compared with $106.2 million in the same period in the prior year. The increase primarily relates to our investments in our chopped and formed capacity expansion, our french fry processing line in American Falls, Idaho, and our greenfield french fry processing facility in Ulanqab, Inner Mongolia, China. We expect to use approximately $325 million for capital expenditures, excluding acquisitions, in fiscal 2022.

Financing Activities

During the first three quarters of fiscal 2022, cash used for financing activities decreased $617.7 million to $302.2 million, compared with $919.9 million used during the same period a year ago. During the first three quarters of fiscal 2022, financing activities primarily related to issuing U.S. dollar-denominated senior notes and a RMB-denominated loan facility for combined net proceeds of $1,669.2 million, offset by $1,690.1 million of debt and financing obligation repayments, including cash used to redeem our previously outstanding senior notes due in 2024 and 2026, the payment of $103.0 million of cash dividends to common stockholders, and the payment of an aggregate call premium of $39.6 million relating to redeeming the senior notes due in 2024 and 2026. In addition, we used $133.7 million of cash to repurchase 2,027,891 shares of our common stock at an average price of $62.15 and withheld 116,780 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

During the first three quarters of fiscal 2021, financing activities primarily related to the repayment of $498.8 million of short-term borrowings, $297.6 million of debt and financing obligations repayments, which includes the repayment of the $271.9 million term loan facility that was due in November 2021, and the payment of $100.9 million of cash dividends to common stockholders. In addition, we repurchased 164,678 shares of our common stock at an average price of $77.04 and withheld 162,930 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 8, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At February 27, 2022, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Non-GAAP Financial Measures

To supplement the financial information included in this report, we have presented product contribution margin on a consolidated basis, Adjusted EBITDA, and Adjusted EBITDA including unconsolidated joint ventures, each of which is considered a non-GAAP financial measure.

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

See “Results of Operations – Thirteen Weeks Ended February 27, 2022 compared to Thirteen Weeks Ended February 28, 2021 – Net Sales, Gross Profit, and Product Contribution Margin” and “Results of Operations – Thirty-Nine Weeks Ended February 27, 2022 compared to Thirty-Nine Weeks Ended February 28, 2021 – Net Sales, Gross Profit, and Product Contribution Margin” above for a reconciliation of product contribution margin on a consolidated basis to gross profit.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27,	February 28,	February 27,	February 28,
(in millions)	2022	2021	2022	2021
Net income	$106.6	$66.1	$168.9	$252.3
Equity method investment earnings	(29.7)	(11.1)	(46.0)	(42.2)
Interest expense, net	25.8	29.3	136.1	89.6
Income tax expense	31.1	16.3	49.4	76.2
Income from operations	133.8	100.6	308.4	375.9
Depreciation and amortization	46.6	46.3	138.8	138.5
Adjusted EBITDA	180.4	146.9	447.2	514.4

Unconsolidated Joint Ventures
Equity method investment earnings	29.7	11.1	46.0	42.2
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	9.5	9.1	30.7	25.5
Add: Adjusted EBITDA from unconsolidated joint ventures	39.2	20.2	76.7	67.7

Adjusted EBITDA including unconsolidated joint ventures	$219.6	$167.1	$523.9	$582.1

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the first three quarters of fiscal 2022.

New and Recently Adopted Accounting Pronouncements

For a list of our new and recently adopted accounting pronouncements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we may periodically enter into derivatives to minimize these risks, but not for trading purposes. The effects of the COVID-19 pandemic and disruptions in the global economy caused by Russia’s invasion of Ukraine have resulted in volatility and uncertainty in the markets in which we operate. At the time of this filing, we are unable to predict or determine the impacts that these events may continue to have on our exposure to market risk from commodity prices, foreign currency exchange rates, and interest rates, among other factors.

Based on our open commodity contract hedge positions as of February 27, 2022, a hypothetical 10% decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $2.9 million ($2.2 million net of income tax benefits). Additionally, based on our Lamb-Weston/Meijer joint venture’s open commodity contract hedge positions as of February 27, 2022, a hypothetical 10% decline in market prices applied to the fair value of the instruments would result in a charge to “Equity method investment earnings” of approximately $7.1 million ($5.3 million net of income tax benefits). It should be noted that any change in the fair value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

We transact business in multiple currencies and are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. At February 27, 2022, we had no financial instruments to hedge foreign currency risk.

At February 27, 2022, we had $2,170.0 million of fixed-rate and $576.9 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A 1% increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $5.7 million annually ($4.4 million net of income tax benefits).

For more information about our market risks, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 27, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s invasion of Ukraine.

The global economy has been negatively impacted by increasing tensions related to Russia’s invasion of Ukraine. Such adverse and uncertain economic conditions may negatively impact consumer demand, cause supply chain disruptions and increase costs for transportation, energy, and raw materials. Furthermore, governments in the United States, United Kingdom and European Union have each imposed financial and economic sanctions on certain industry sectors and parties in Russia. We are monitoring the conflict and the potential impact of financial and economic sanctions on the regional and global economy. In addition, some customers, including our largest customer, McDonald’s Corporation, have paused operations in Russia, including through the temporary closure of restaurant locations.

Our Lamb-Weston/Meijer joint venture manufactures and sells frozen potato products in Russia through a separate joint venture. As a result of Russia’s invasion of Ukraine, the joint venture paused construction of its previously announced capacity expansion. While the joint venture continues to produce and sell food for domestic consumption, the current sanctions imposed by governments in the United States, United Kingdom, and European Union against Russia, as well as additional steps taken by the joint venture’s customers, suppliers, or other stakeholders, may disrupt the plant’s ability to operate. Increased trade barriers or restrictions on global trade also could adversely affect our business, financial condition, and results of operations. Though the proportion of our business directly attributable to Russian business through Lamb-Weston/Meijer is relatively small compared to our global operations, the destabilizing effects of Russia’s invasion of Ukraine could have other effects on our business. Further escalation of geopolitical tensions related to military conflict could result in loss of property, expropriation, cyberattacks, supply disruptions, plant closures and an inability to obtain key supplies and materials, as well as adversely affect our business and our supply chain, our international subsidiaries and joint ventures, business partners or customers in the broader region, including our European growing regions for potatoes. Lamb-Weston/Meijer operates processing facilities in Europe, including Austria, the Netherlands, Russia and the United Kingdom. In many instances, these sites depend on the availability of natural gas for use in the production of products, which may originate from Russia. Destabilizing effects that military conflict may pose for the European continent or the global oil and natural gas markets could adversely impact our ability to operate these facilities. In addition, the effects of military conflict could heighten many of our known risks described in Part I, Item 1A. “Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares purchased during the thirteen weeks ended February 27, 2022 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
November 29, 2021 through December 26, 2021	1,126	$58.13	—	$343.6
December 27, 2021 through January 23, 2022	204,868	$68.56	204,197	$329.6
January 24, 2022 through February 27, 2022	560,033	$64.34	559,580	$293.6
Total	766,027
(a)	Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $65.46, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	In December 2018, our Board of Directors authorized a $250.0 million share repurchase program with no expiration date. Repurchases may be made at our discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. In December 2021, our Board of Directors authorized the repurchase of an additional $250.0 million of our common stock under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1

Facility Agreement, dated as of February 18, 2022, among Ulanqab Lamb Weston Food Co., Ltd., the financial institutions party thereto and HSBC Bank (China) Company Limited, Shanghai Branch, as the facility agent (incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on February 22, 2022 (File No. 001-37830))

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ BERNADETTE M. MADARIETA
BERNADETTE M. MADARIETA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated this 7th day of April, 2022.