Form 10-K
period 2022-05-29
Lamb Weston Holdings, Inc.
filed 2022-07-27
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2022

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

The aggregate market value of the voting common stock of Lamb Weston Holdings, Inc. held by non-affiliates as of November 26, 2021 (the last trading day of the registrant's most recently completed second fiscal quarter) was approximately $7.6 billion based upon the closing sale price of the common stock as reported on the New York Stock Exchange on such date. As of July 18, 2022, the registrant had 143,748,274 shares of common stock, par value $1.00 per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “would,” “could,” “believe,” “estimate,” “increase,” “implement,” “mitigate,” “resume,” “grow,” “drive,” “support,” “evaluate,” “enhance,” “maintain,” “improve,” “invest,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, operational costs, pricing actions, cash flows, liquidity, dividends, share repurchases, enterprise resource planning (“ERP”) system implementation and business outlook and prospects, as well as supply chain constraints, inflation, our industry, and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: the availability and prices of raw materials; labor shortages and other operational challenges; disruptions in the global economy caused by the war in Ukraine and the possible related heightening of our other known risks; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; levels of pension, labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), including those described under the heading “Item 1A. Risk Factors” in this Form 10-K. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

PART I

ITEM 1. BUSINESS

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” “the Company,” or “Lamb Weston”), along with our joint ventures, is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We, along with our joint ventures, are the number one supplier of value-added frozen potato products in North America. We, along with our joint ventures, are also a leading supplier of value-added frozen potato products internationally, with a strong presence in high-growth emerging markets. Together with our joint ventures, we offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent the majority of our value-added frozen potato product portfolio.

We were organized as a Delaware corporation in July 2016, as a wholly owned subsidiary of Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra”). On November 9, 2016, we separated from Conagra and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of our outstanding common stock to Conagra stockholders. Our common stock trades under the ticker symbol “LW” on the New York Stock Exchange.

Our consolidated financial statements include the accounts of Lamb Weston Holdings, Inc. and its wholly owned subsidiaries.

Segments

We have four reportable segments: Global, Foodservice, Retail, and Other. For segment financial information see Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Foodservice

Our Foodservice segment includes frozen potato products sold throughout the U.S. and Canada to commercial distributors, restaurant chains generally outside the top 100 North American based restaurant chains, and non-commercial channels. The Foodservice segment’s primary products are frozen potatoes, commercial ingredients, and appetizers sold under the Lamb Weston brand, as well as many customer labels.

Retail

Our Retail segment includes consumer-facing frozen potato products sold primarily to grocery, mass merchants, club, and specialty retailers. The Retail segment’s primary products are frozen potatoes sold under our owned or licensed brands, including Grown in Idaho and Alexia, other licensed equities comprised of brand names of major North American restaurant chains, and the retailers’ own brands.

Other

The Other reporting segment primarily includes our vegetable and dairy businesses, as well as unrealized mark-to-market adjustments associated with commodity hedging contracts.

Joint Venture Relationships

We conduct some of our business through three unconsolidated joint ventures and include our share of the earnings of these affiliates as equity method investment earnings in our consolidated financial statements based on our economic ownership interest in each of these joint ventures. These joint ventures produce and market value-added frozen potato products for our customers:

●	We hold a fifty percent ownership interest in Lamb-Weston/Meijer v.o.f. (“LWM”), a joint venture with Meijer Frozen Foods B.V., that is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe and the Middle East.

●	We hold a fifty percent ownership interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a joint venture with RDO Frozen Co., that operates a single potato processing facility in the U.S. We provide all sales and marketing services to Lamb Weston RDO and receive a fee for these services based on a percentage of the net sales of the venture.

●	During fiscal 2022, we held a fifty percent ownership interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), a joint venture with Selprey S.A., a wholly owned subsidiary of Sociedad Comercial del Plata S.A., that is headquartered in Argentina. LWAMSA manufactures and sells frozen potato products principally in South America. We included our share of the earnings of this unconsolidated joint venture as equity method investment earnings in our consolidated financial statements based on our economic ownership interest in LWAMSA. In July 2022, we acquired an additional forty percent interest in LWAMSA, increasing our total ownership of LWAMSA from fifty percent to ninety percent. Following this acquisition, we will consolidate LWAMSA’s results in our consolidated financial statements.

For more information, see Note 4, Equity Method Investments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Our largest customer, McDonald’s Corporation, accounted for approximately 10% of our consolidated net sales in fiscal 2022, 11% of our consolidated net sales in fiscal 2021, and 10% of our consolidated net sales in fiscal 2020. Sales to McDonald’s Corporation are included in our Global segment. No other customer accounted for more than 10% of our fiscal 2022, 2021, or 2020 consolidated net sales.

Research and Development

We leverage our research and development resources for both growth and efficiency initiatives. We seek to drive growth through innovation by creating new products, enhancing the quality of existing products, and participating in joint menu planning exercises with our customers. We also evaluate the sustainability impacts of our manufacturing processes and products in our research and development activities and continue to drive processing innovations aimed at reducing waste and water usage and improving food safety and quality.

Trademarks, Licenses and Patents

Our trademarks are material to our business and are protected by registration or other means in the U.S. and most other geographic markets where the related food items are sold. Depending on the country, trademarks generally remain valid for as long as they are in use and their registrations are maintained. Trademark registrations generally are for renewable, fixed terms. Our significant trademarks include: Lamb Weston, Lamb Weston Supreme, Lamb Weston Seeing Possibilities in Potatoes (and design), Lamb Weston Seasoned, Lamb Weston Private Reserve, Lamb Weston Stealth Fries, Lamb Weston Colossal Crisp, Lamb Weston Crispy on Delivery, and Sweet Things. We also sell certain products, such as Grown in Idaho and Alexia, which we license from third parties.

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

Raw Materials

Our primary raw materials are potatoes, edible oils, packaging, grains, starches, and energy inputs. We source a significant amount of our raw potatoes under both strategic, long-term grower relationships and short-term annual contracts. In the U.S., most of the potato crop used in our products is grown in Washington, Idaho, and Oregon. For LWM,

European growing regions for the necessary potatoes are concentrated in the Netherlands, Austria, Belgium, Germany, France, and the United Kingdom. We also have potato growing regions in Canada, China, Australia, and Argentina that support our processing facilities in those countries. We believe that the grower networks to which we have access provide a sufficient source of raw potato inputs year-to-year. We source edible oils through strategic relationships with key suppliers, and we source packaging and energy inputs through multiple suppliers under a variety of agreement types.

The prices paid for these raw materials, as well as other raw materials used in making our products, generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. The prices of raw materials can fluctuate as a result of these factors.

During fiscal 2022, we faced increased costs for our primary raw materials, including potatoes, edible oils, packaging, grains, starches, and energy inputs. We seek to mitigate higher input costs through long-term relationships, contract strategies, and hedging activities where an active market for an input exists, as well as through our pricing and productivity initiatives. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for further discussion.

Manufacturing

We operate 18 production facilities for our products. See "Item 2. Properties" for more information about our production facilities. Our joint ventures operate a total of eight production facilities.

In addition to our own production facilities, we source a portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned production facilities most effectively.

International Operations

At May 29, 2022, we had operations in seventeen countries, with sales support in each of these countries and production and processing facilities in four countries. See Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our U.S. and non-U.S. operations. Also see “Item 2. Properties,” for more information on our production and other facilities. For a discussion of risks related to our operations outside the U.S., see “Item 1A. Risk Factors” of this Form 10-K.

Competition

The value-added frozen potato products industry in North America, Europe and other international markets is highly competitive. Competitors include large North American and European frozen potato product companies that compete globally, as well as local and regional companies. Significant competitors include Agristo NV, Aviko B.V., Cavendish Farms Corporation, Clarebout Potatoes NV, Farm Frites International B.V., J.R. Simplot Company, The Kraft Heinz Company, McCain Foods Limited, and Mydibel S.A. Some of our competitors are larger and have substantially more financial, sales and marketing, and other resources. We compete with producers of similar products on the basis of, among other things, customer service, value, product innovation, product quality, brand recognition and loyalty, price, and the ability to identify and satisfy customer preferences. The markets in which we operate are expected to remain highly competitive for the foreseeable future. See also “Item 1A. Risk Factors – Industry Risks – Increased competition may result in reduced sales or profits” of this Form 10-K.

Seasonality

Our product contribution margin percentage, inventory levels, net sales, and cash flows are affected by seasonality. In general, our product contribution margin percentage tends to be highest in our fiscal third quarter, reflecting the cost benefit of freshly-harvested potatoes. We typically harvest potatoes in the Pacific Northwest of the U.S. in July through October, which is primarily in our fiscal second quarter. While the quality of potatoes affects production efficiency, overall, freshly-harvested potatoes process more efficiently in our production lines and are not subject to storage or secondary transport costs. We typically hold 50 to 60 days of finished goods inventory on a first-in-first-out basis, so the costs incurred from our fiscal second quarter harvest, which are generally favorable, will flow through our income statement in our fiscal third quarter. Inventory levels also tend to be higher in our fiscal third quarter, requiring more working capital at that time. In general, net sales and cash flows tend to be higher in our fiscal fourth quarter, reflecting customer and consumer buying patterns.

Due to severe impacts of the government mandated shutdowns in response to COVID-19, seasonal variation in the demand for our products in the fourth quarter of fiscal 2020 and 2021, differed from prior years.

Human Capital Resources

We believe that our employees and our workplace culture are among our most important assets, and that our employees are integral to our ability to achieve our strategic objectives. Attracting, developing, and retaining the best talent globally with the right skills to drive our mission, vision, and values are central components of our strategies for long-term growth. As of July 18, 2022, we had approximately 8,000 employees, of which approximately 800 employees work outside of the U.S. As of July 18, 2022, approximately 22% of our employees are parties to collective bargaining agreements with terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times over the next several years. Of the hourly employees who are represented by these contracts, 18% are party to a collective bargaining agreement scheduled to expire over the course of the next twelve months. As the agreement expires, we believe it will be renegotiated on terms satisfactory to the parties.

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

Total Rewards. Our compensation and benefits are designed to support the financial, mental, and physical well-being of our employees. We are committed to equal pay for equal work, regardless of gender, race, ethnicity, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors such as an employee’s role and experience, job location, and performance. We also regularly review our compensation practices to promote fair and equitable pay, and in fiscal 2022, applied a mid-year base salary increase for certain employees in response to the current competitive labor market. In addition to base salaries, many employees also participate in an annual short-term incentive program and may also receive long-term equity awards. Benefits for employees include an employee savings 401(k) plan and company matching contributions, health insurance, disability insurance, life insurance, health savings and flexible spending accounts, wellness incentives, annual on-site health screenings, paid time-off, family leave, parental leave, employee assistance programs, and tuition reimbursement opportunities. In fiscal 2022, we also adopted a flexible work policy for office-based employees intended to allow employees flexibility in work location while maintaining productivity and performance expectations, as well as enhanced our vacation policy to add additional days of paid time-off for certain employee groups to better align with competitive market practice. Eligibility for, and the level of, compensation and benefits vary depending on an employee’s full-time or part-time status, work location, job and career level, and tenure with the Company. We regularly review our compensation and benefit programs with the aim of keeping them competitive and designed to meet our employees’ health and wellness needs, which we believe is important to attract and retain the best available talent.

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

Recruitment, Training, and Development. We believe maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. We use recruitment vehicles, including partnerships with universities and communities, local and national organizations, and various social media outlets, to attract strong talent to our organization. Our leadership and people teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by regularly reviewing strategic positions and identifying potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps, and creating developmental plans to facilitate employee professional growth. We invest in our employees through training and development programs, including both custom internal training and external learning resources, utilizing both live and virtual learning experiences, on the job experiences, rotational assignments, annual and mid-year manager reviews and coaching. These offerings are designed to position employees to execute with excellence in their current roles, accelerate their learning curves, and grow their careers by taking advantage of continuing learning opportunities. For example, in our production facilities, we provide multiple training sessions focused on quality and safety. We also hold multi-day courses focused on leadership development for managers throughout our organization. In addition, with our e-learning resources, employees can also focus on timely and topical development areas, including leadership, management excellence, functional capabilities, and diversity, equity, and inclusion.

Employee Engagement. We believe that having a workplace culture that supports and values all employees is critical to our success. To understand employee sentiments, we conduct a bi-annual engagement survey of our global workforce. This survey was completed in fiscal 2022 and was administered and analyzed by an independent third-party. The survey results are then reviewed by our executive leadership team and our Compensation and Human Capital Committee of the Board of Directors. Department leaders are also given the engagement survey results and are tasked with taking action based on their employees’ anonymous feedback (both quantitative and qualitative). By paying close attention to the results, both at an aggregate enterprise level as well as at department, business, and work group levels, we believe that we have been able to enhance our workplace culture and improve overall employee engagement levels.

We are also committed to creating and building a culture of giving. We encourage and enable our employees to support many charitable causes. This includes engaging in volunteer programs promoted by the Company or employees. Our locations also manage their own community outreach programs through local giving committees, which provide opportunities for employees to financially engage with local nonprofits and volunteer their time. Annually, we make cash grants through the Lamb Weston Foundation, including through our Pay it Forward program, which gives our employees a role in directing some of the Foundation’s funds. In addition, we offer a matching gifts program to employees, paid volunteer time off, non-profit board service grants, and an employee dependent scholarship program.

Information About Our Executive Officers

The following are our executive officers as of July 18, 2022:

Name	Title	Age
Thomas P. Werner	Director, President and Chief Executive Officer	56
Bernadette M. Madarieta	Senior Vice President and Chief Financial Officer	47
Sharon L. Miller	Senior Vice President and General Manager, Global Business Unit	56
Gerardo Scheufler	Senior Vice President and Chief Supply Chain Officer	54
Michael J. Smith	Senior Vice President and General Manager of Foodservice, Retail, Marketing and Innovation	45
Eryk J. Spytek	Senior Vice President, General Counsel, and Chief Compliance Officer	54
Steven J. Younes	Senior Vice President and Chief Human Resources Officer	56

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

Bernadette M. Madarieta has served as our Senior Vice President and Chief Financial Officer since August 2021. She joined Lamb Weston in October 2016 as our Vice President and Controller and Principal Accounting Officer. Before that, Ms. Madarieta served as Vice President and Controller of Packaging Corporation of America, a containerboard and corrugated packaging manufacturer, from October 2013 to March 2016, and Vice President and Controller at Boise Inc., a packaging and paper products manufacturer, from February 2011 to October 2013. Ms. Madarieta has 25 years of finance management and leadership experience spanning public and privately held companies and Big 4 public accounting firms.

Sharon L. Miller has served as our Senior Vice President and General Manager, Global Business Unit since September 2016. Before that, she served as Conagra’s Vice President and General Manager, Lamb Weston Global Business Unit since 2015. Since joining Conagra in 1999, Ms. Miller has held various leadership positions, including Vice President of Sales for LWM. Prior to that, Ms. Miller was a key sales and business leader within Lamb Weston in both the U.S. and Canada. She also has held various sales positions with North American food manufacturers and foodservice distributors.

Gerardo Scheufler has served as our Senior Vice President and Chief Supply Chain Officer since August 2019. Prior to joining Lamb Weston, Mr. Scheufler served as Vice President of Global Operations at Mondelēz International, Inc., a food and beverage company, from July 2014 until August 2019. During his tenure at Mondelēz International, Mr. Scheufler oversaw a major global restructuring program to optimize the global supply chain footprint, including the manufacturing, customer service, quality, logistics, health, safety and environment, and innovation functions. Prior to that, Mr. Scheufler spent more than 20 years at The Procter & Gamble Company, a consumer goods corporation, in a variety of roles of increasing responsibility after starting his career in manufacturing operations in 1990.

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

Eryk J. Spytek has served as our Senior Vice President, General Counsel, and Chief Compliance Officer since October 2016. He also served as our Corporate Secretary from October 2016 to November 2020. From June 2015 until October 2016, Mr. Spytek was Of Counsel at Winston & Strawn LLP, a law firm. Before returning to Winston & Strawn LLP, he served from December 2009 until April 2015 in a variety of roles with Mead Johnson Nutrition Company, a manufacturer of infant formula, including as Vice President, Deputy General Counsel and Assistant Secretary from April 2013 to April 2015 and as Vice President, Associate General Counsel and Assistant Secretary from December 2009 to April 2013. Before that, Mr. Spytek served as Senior Vice President, General Counsel and Secretary at SIRVA, Inc., a moving and relocation services provider, from February 2006 to February 2009. Before joining SIRVA, Inc., Mr. Spytek was a partner at Winston & Strawn LLP, which he joined as an associate in 1996.

Steven J. Younes has served as our Senior Vice President and Chief Human Resources Officer since January 2022. He joined Lamb Weston from Loews Hotels & Co., a hospitality company, where he served as Executive Vice President and Chief Human Resources Officer from April 2019 through December 2021. Prior to that, Mr. Younes was Senior Vice President of Human Resources for Ascension, a not-for-profit healthcare company, from July 2013 to December 2018. An employment lawyer by background, he spent 12 years in private practice and served as employment counsel to a number of organizations earlier in his career. Mr. Younes has more than 30 years of experience in human resources and employment law.

Ethics and Governance

We have adopted a code of conduct that applies to all of our employees, as well as a code of ethics for senior corporate financial officers that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. These codes are available on our website at www.lambweston.com through the “Investors – Corporate Governance” link. We will disclose any waiver we grant to our Chief Executive Officer, Chief Financial Officer, or Controller under our codes, or certain amendments to the codes, on our website at www.lambweston.com.

In addition, we adopted Corporate Governance Principles and charters for the Audit and Finance Committee, Nominating and Corporate Governance Committee, and Compensation and Human Capital Committee. All of these materials are available on our website at www.lambweston.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Lamb Weston Holdings, Inc., 599 S. Rivershore Lane, Eagle, Idaho 83616.

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

Our operations and products are also subject to state and local regulation, including the registration and licensing of production facilities, enforcement by state health agencies of various state standards, and the registration and inspection of facilities. Compliance with federal, state, and local regulation is costly and time-consuming. Enforcement actions for violations of federal, state, and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions, voluntary or mandatory recalls or market withdrawals of products, and monetary penalties. We believe that our practices are sufficient to maintain compliance with applicable government regulations.

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

In order to comply with these requirements, we may need to spend substantial amounts of money and other resources from time to time to: (i) construct or acquire new equipment, (ii) acquire or amend permits to authorize facility operations, (iii) modify, upgrade, or replace existing and proposed equipment, and (iv) clean up or decommission our facilities or other locations in accordance with regulatory requirements. Our capital and operating budgets include costs and expenses associated with complying with these laws and other requirements.

Available Information

We make available, free of charge on our website at www.lambweston.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We use our website, through the “Investors” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC unless expressly noted in other such filings.

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

Business and Operating Risks

Our business, financial condition, and results of operations may be adversely affected by inflationary pressures, increased costs, disruption of supply or interruptions or other constraints in the availability of key commodities and other necessary services.

A significant portion of our cost of goods comes from commodities such as raw potatoes, edible oil, grains, starches, and energy. These commodities are subject to price volatility and fluctuations in availability caused by many factors, including: changes in global supply and demand, weather conditions (including any potential effects of climate change), fire, natural disasters (such as a hurricane, tornado, earthquake, wildfire or flooding), disease or pests, agricultural uncertainty, water stress, health epidemics or pandemics or other contagious outbreaks, such as the COVID-19 pandemic, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers including the financial and economic sanctions imposed by the U.S. and certain foreign governments in response to the war in Ukraine), limited or sole sources of supply, inflation, political uncertainties, acts of terrorism, governmental instability, war, or currency exchange rates. Despite our ability to source raw materials necessary to meet demand for our products, certain ingredients and packaging, including edible oils, grains, starches, and other commodities, have been and may continue to be adversely impacted by shortages due to the COVID-19 pandemic, global supply chain disruptions and the war in Ukraine. Although we are unable to predict the impact to our ability to source these materials in the future, we expect these supply pressures to continue in the near future.

Recently, the costs of labor, raw materials, energy, fuel, packaging materials and other inputs necessary for the production and distribution of our products have rapidly increased. For example, due to reduced availability of trucking capacity and shipping containers, global supply chain issues, labor shortages and inflation, we have experienced increases in transportation and warehousing costs. Additionally, we expect to face continued industry-wide cost inflation for various inputs, including commodities, ingredients, packaging materials, other raw materials, transportation, warehousing, and labor. Commodity price increases, or a sustained interruption or other constraints in the supply or availability of key commodities, including necessary services such as transportation and warehousing, could adversely affect our business, financial condition, and results of operations. Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in reductions in sales volume. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition, or results of operations may be adversely affected.

We may not be able to offset any cost increases through productivity initiatives or through our commodity hedging activity. Our future success and earnings growth depend in part on our ability to maintain the appropriate cost structure and operate efficiently in the highly competitive value-added frozen potato product category. We continue to implement profit-enhancing initiatives that improve the efficiency of our supply chain and general and administrative functions. These initiatives are focused on cost-saving opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative functions. However, gaining additional efficiencies may become more difficult over time. In addition, there is currently no active derivatives market for potatoes in the U.S. Although we have experience in hedging against commodity price increases, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. As a result, the risk management procedures that we use may not always work as we intend. To the extent we are unable to offset present and future cost increases, our business, financial condition, and results of operations could be materially and adversely affected.

In addition, we may have significant supply chain disruptions due to a number of factors outside of our control, including public health crises such as the COVID-19 pandemic, labor shortages, increased fuel costs, and the war in Ukraine, which have disrupted production and increased transportation and warehousing costs. These factors may lead to our inability to access or deliver products that meet requisite quality and safety standards in a timely and efficient manner, which have led and could lead to increased warehouse and other storage costs. Our failure to reduce costs through productivity gains or the elimination of redundant costs, or the occurrence of a significant supply chain disruption or the inability to access or deliver products, could adversely affect our profitability and weaken our competitive position or otherwise harm our business.

Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the war in Ukraine.

The global economy has been negatively impacted by increasing tensions related to the war in Ukraine. Such adverse and uncertain economic conditions have caused, and may continue to cause, supply chain disruptions and increased costs for transportation, energy, and raw materials, including edible oil, grains, and starches. Furthermore, the U.S. and certain foreign governments have imposed financial and economic sanctions on certain industry sectors and parties in Russia. We are monitoring the conflict and the potential impact of financial and economic sanctions on the regional and global economy. In addition, some of our customers, including our largest customer, McDonald’s Corporation, have exited from Russia. Further, in May 2022, our LWM joint venture announced its intent to withdraw from its joint venture that operates a production facility in Russia. As a result, LWM determined that its net investment in the joint venture was impaired and wrote-off its investment in Russia; our portion of the non-cash impairment charge was $62.7 million.

Increased trade barriers or restrictions on global trade also could adversely affect our business, financial condition, and results of operations. Though LWM intends to exit the Russian market, the destabilizing effects of the war in Ukraine could have other effects on our business. Further escalation of geopolitical tensions related to military conflict could result in loss of property, expropriation, cyberattacks, supply disruptions, plant closures and an inability to obtain key supplies and materials, as well as adversely affect our business and our supply chain, our international subsidiaries and joint ventures, business partners or customers in the broader region, including our European growing regions for potatoes. Prior to the war in Ukraine, Ukraine was one of the largest exporters of sunflower oil, which we use for our products. Supply chains that were already disrupted by the COVID-19 pandemic have been further impacted by the war in Ukraine, which has caused shortages in some raw materials, including sunflower oil, and higher prices for substitute ingredients, such as other edible oils. LWM operates processing facilities in Europe, including Austria, the Netherlands and the United Kingdom. In many instances, these sites depend on the availability of natural gas for use in the production of products, which may originate from Russia. Destabilizing effects that military conflict may pose for the European continent or the global oil and natural gas markets could adversely impact LWM’s ability to operate these facilities. In addition, the effects of military conflict could heighten many of our other risks described in this Form 10-K.

Pandemics or other contagious outbreaks and government actions taken in response thereto, may adversely impact, and in the case of the COVID-19 pandemic, have adversely impacted and are likely to continue to adversely impact, our business, financial condition, and results of operations.

The ultimate impact that the COVID-19 pandemic and any future pandemic or other contagious outbreak will have on our business, financial condition, and results of operations is uncertain. While vaccines are more widely available, the presence of new variants and increasing case figures in many countries create continued uncertainty about the duration and extent of the impact from the pandemic. The efforts by governmental and regulatory authorities worldwide to control the spread of COVID-19 and variants of the virus have resulted in widespread measures aimed at containing the disease such as quarantines, travel bans, shutdowns, and shelter-in-place or stay-at-home orders. Although COVID-19-related restrictions have generally been loosened or lifted, these restrictions and measures, and our efforts to act in the best interests of our employees, customers, suppliers, vendors, joint ventures, and other business partners, have affected and are continuing to affect our business and operations. Some of the impacts our business has experienced, is continuing to experience, and may experience as a result of the COVID-19 pandemic, or any future pandemic or other contagious outbreak, include, but are not limited to, the following:

●	decreased sales to our foodservice customers resulting from the closure or reduction in capacity of many full-service restaurants and other commercial operations (e.g., hotels, schools and universities, sporting venues), which caused and can cause a significant reduction in consumer traffic;
●	reduced demand at quick service restaurants, in particular in our international markets where most consumption is dine-in or carry-out as drive-thru options are more limited;
●	shutdowns of one or more of our production facilities or lines, or disruption in our production timing and operations, including but not limited to, as a result of illness, labor shortages, government restrictions, or other workforce disruptions;
●	continued commodity cost volatility, including higher edible oil, grain, and starch costs, which may not be sufficiently offset by our commodity hedging activities;
●	increased transportation and warehousing costs, as well as disruptions in the transport of goods, including limited availability of shipping containers, from our supply chain to us and from us to our customers, which caused us to rely more heavily on higher cost transportation to maintain customer service levels;
●	disruptions to our distribution capabilities or to our distribution channels, including those of our suppliers, logistics service providers, or independent distributors;
●	failure of third parties on which we rely, including but not limited to, those that supply our packaging, ingredients, equipment and other necessary operating materials, co-manufacturers and independent contractors, to meet their obligations to us, or significant disruptions in their ability to do so;
●	a change in demand for, or availability of, one or more of our products as a result of restaurants, other foodservice providers, retailers, or distributors, modifying their inventory, fulfillment or shipping practices;
●	increased reliance on our information technology system as a result of work-from-home Company policies, causing us to be more vulnerable to cyberattacks or other disruptions as a result of team members accessing our networks and systems from off-site; and
●	continued business disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time could result in additional delays or modifications to our strategic plans, capital expansion projects and other initiatives and hinder our ability to achieve anticipated cost savings and productivity initiatives on the original timelines.

These impacts have caused, and may continue to cause, changes in the mix of products sold, decreases in revenue, and increases in costs resulting in decreased profitability and cash flows from operations, which have caused, and may continue to cause, an adverse effect on our business, financial condition, and results of operations that may be material. In addition, resurgences of COVID-19 variants after restrictions are lifted could cause governments to impose new or stricter closures, and limits on capacity or social distancing requirements. These restrictions could cause consumer demand for food away from home to decline. COVID-19 has disrupted, and the spread of future pandemics or other contagious outbreaks may also disrupt, our customers, suppliers, vendors and joint venture and other business partners, and each of their financial conditions. Any material adverse effect on these parties could adversely impact us. In this regard, the potential duration and impacts of pandemics or other contagious outbreaks such as the COVID-19 pandemic, including the emergence and spread of COVID-19 variants and the continued availability and effectiveness of vaccines in the markets where we operate, on the global economy and on our business, financial condition, and results of operations are difficult to predict and cannot be estimated with any degree of certainty. The pandemic has resulted in significant disruption of global financial markets, labor shortages, supply chain interruptions, increased commodity costs, inflation, and economic uncertainty, which has adversely impacted our business and may continue to do so.

The impact of COVID-19 may also exacerbate other risks discussed in this Form 10-K. The ultimate impact depends on the severity and duration of the COVID-19 pandemic, including the emergence and spread of variants, the continued availability and effectiveness of vaccines, and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could have a material adverse effect on our business, financial condition, and results of operations.

Labor shortages or stoppages, an inability to attract and retain key personnel, increased turnover or increases in labor and pension costs could adversely affect our business, financial condition, and results of operations.

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. The labor market has become increasingly tight and competitive, and we may face sudden and unforeseen challenges in the availability of labor, such as we have experienced during fiscal 2022 at some of our production facilities, which reduced our production run-rates and increased our manufacturing costs. A sustained labor shortage or increased turnover rates within our workforce, caused by COVID-19 or as a result of general macroeconomic factors, have led and could in the future lead to production or shipping delays, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our production and distribution facilities and overall business. Further, our success depends on our ability to attract and retain personnel with professional and technical expertise, such as agricultural and food manufacturing experience, as well as finance, marketing, and other senior management professionals. The loss of the services of these persons could deplete our institutional knowledge and could have a material adverse effect on our business, financial condition, and results of operations. The market for these employees is competitive, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we are unable to hire and retain employees capable of performing at a high-level, develop adequate training and succession plans for leadership positions, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. Similarly, we have been negatively impacted and may in the future continue to be negatively impacted by labor shortages or increased labor costs experienced by our third-party business partners, including our logistics providers, suppliers and customers. For example, reduced availability of trucking capacity due to shortages of drivers, primarily as a result of the COVID-19 pandemic, has caused an increase in the cost of transportation for us and our suppliers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition, and results of operations.

In addition, health care, workers’ compensation, postretirement welfare, and pension costs are increasing. Inflationary pressures and any shortages in the labor market could continue to increase labor costs, which could have a material adverse effect on our business, financial condition, or results of operations. Our labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including pension, health and welfare, and severance benefits. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit plans and cause volatility in the future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.

Changes in our relationships with our growers could adversely affect us.

We expend considerable resources to develop and maintain relationships with many potato growers. In some instances, we have entered into long-term agreements with growers; however, a portion of our potato needs are sourced on an annual contracted basis. To the extent we are unable to maintain positive relationships with our long-term growers, contracted growers deliver less supply than we expect, or we are unable to secure sufficient potatoes from uncontracted growers in a given year, we may not have sufficient potato supply to satisfy our business opportunities. To obtain sufficient potato supply, we may be required to purchase potatoes at prices substantially higher than expected, or forgo sales to some market segments, which would reduce our profitability. If we forgo sales to such market segments, we may lose customers and may not be able to regain or replace them later.

Our business, financial condition, and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations, including foreign currency risks and trade barriers.

We conduct a substantial and growing amount of business with customers located outside the U.S., including through our joint ventures. During each of fiscal 2022, 2021 and 2020, net sales outside the U.S., primarily in Australia, Canada, China, Japan, Korea, Mexico, and Taiwan, accounted for approximately 17% of our net sales. These amounts do not include any impact of unconsolidated net sales associated with our joint ventures, which are also subject to risks associated with international operations.

Many factors relating to our domestic and international sales and operations, many of which are outside of our control, have had, and could continue to have, a material adverse impact on our business, financial condition, and results of operations, including:

●	pandemics and other public health crises, such as the flu, which may lead, and in the case of the COVID-19 pandemic, have led, to measures that decrease revenues, disrupt our supply chain or otherwise increase our storage, production or distribution costs and adversely affect our workforce, local suppliers, customers and consumers of our products;
●	foreign exchange rates, foreign currency exchange and transfer restrictions, which may unpredictably and adversely impact our combined operating results, asset and liability balances, and cash flow in our consolidated financial statements, even if their value has not changed in their original currency;
●	our consolidated financial statements are presented in U.S. dollars, and we must translate the assets, liabilities, revenue and expenses into U.S. dollars for external reporting purposes;
●	changes in trade, monetary and fiscal policies of the U.S. and foreign governments, including modification or termination of existing trade agreements or treaties (e.g. the U.S. – Mexico – Canada Agreement), creation of new trade agreements or treaties, trade regulations, and increased or new tariffs, quotas, import or export licensing requirements, and other trade barriers imposed by governments. In particular, changes in U.S. trade programs and trade relations with other countries, including the imposition of trade protection measures by foreign countries in favor of their local producers of competing products, such as governmental subsidies, tax benefits, and other measures giving local producers a competitive advantage over Lamb Weston, may adversely affect our business and results of operations in those countries;
●	negative economic developments in economies around the world and the instability of governments, including the actual or threat of wars, terrorist attacks, epidemics or civil unrest, including the war in Ukraine;
●	earthquakes, tsunamis, droughts, floods or other major disasters that may limit the supply of raw materials that are purchased abroad for use in our international operations or domestically;
●	increased costs, disruptions in shipping or reduced availability of freight transportation and warehousing, such as the reduced availability of shipping containers that we encountered in fiscal 2022;
●	differing employment practices and labor standards in the international markets in which we operate;
●	differing levels of protection of intellectual property across the international markets in which we operate;
●	difficulties and costs associated with complying with U.S. laws and regulations applicable to entities with overseas operations, including the Foreign Corrupt Practices Act;
●	the threat that our operations or property could be subject to nationalization and expropriation;
●	varying regulatory, tax, judicial and administrative practices in the international markets in which we operate;
●	difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations; and
●	potentially burdensome taxation.

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

Our largest customer, McDonald’s Corporation, accounted for approximately 10% of our consolidated net sales during fiscal 2022. There can be no assurance that our customers will continue to purchase our products in the same quantities or on the same terms as in the past. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our business, financial condition, and results of operations. In addition, the financial condition of our significant customers, including restaurants, distributors and retailers, are affected by events that are largely beyond our control, such as the impacts of the COVID-19 pandemic and possible future pandemics or other contagious outbreaks, and political or military conflicts, such as the war in Ukraine. Specifically, some customers, including McDonald’s Corporation, have exited from Russia. Deterioration in the financial condition of significant customers could materially and adversely affect our business, financial condition, and results of operations.

Disruption of our access to export mechanisms could have an adverse impact on our business, financial condition, and results of operations.

To serve our customers globally, we rely in part on our international joint ventures, but also on exports from the U.S. During fiscal 2022, 2021, and 2020, export sales from the U.S. accounted for approximately 12%, 13% and 16%, respectively, of our total net sales. Circumstances beyond our control, such as a labor dispute at a port, or workforce disruption, including those due to the COVID-19 pandemic or future pandemics or other contagious outbreaks, could prevent us from exporting our products in sufficient quantities to meet customer opportunities. During the latter half of fiscal 2022, limited shipping container availability along the U.S. West Coast and disruptions to ocean freight networks across the Pacific Ocean resulted in lower export volumes in our Global segment. We have access to production outside of the U.S. through our facilities in Australia, Canada and China and joint ventures in Argentina and Europe, but we may be unsuccessful in mitigating any future disruption to export mechanisms. If this occurs, we may be unable to adequately supply all of our existing customers’ needs and new customer opportunities, which could adversely affect our business, financial condition, and results of operations.

Our operations are dependent on a wide array of third parties.

The success of our end-to-end supply chain relies on the continued performance of a wide array of third parties. Suppliers, co-packers, third-party outsourcers, warehousing partners, and transportation providers are among our critical partners. Although we take steps to qualify and audit third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as operational failures, labor issues, cybersecurity events, global geopolitical conflict, such as the war in Ukraine, pandemics or other health issues, such as COVID-19, or other issues could impact our third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations (e.g., through cyber activity), or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue, which could also impact our relationships with customers and our brand image.

In addition to our own production facilities, we source a portion of our products under co-packing agreements. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory co-packing agreements could limit our ability to implement our business plan or meet customer demand.

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

If we are unable to execute on large capital projects, complete potential acquisitions that strategically fit our business objectives, or integrate acquired businesses, our business, financial condition, and results of operations could be materially and adversely affected.

Demand for frozen potato products is growing, and we believe that this demand will continue to grow over the long-term. To support our customers’ growth, we believe we must invest in our production capabilities either through capital expansion or acquisitions. In 2021, we announced capital investments in a new french fry processing line in American Falls, Idaho and a new french fry processing facility in China. If we are unable to complete these or other large capital projects, or encounter unexpected delays, higher costs or other challenges, including those related to supply chain disruptions and availability of necessary labor, materials, and equipment, our business, financial condition, and results of operations could be materially and adversely affected.

In addition, from time to time, we evaluate acquisition candidates that may strategically fit our business objectives. Our acquisition activities may present financial, managerial, and operational risks. Those risks include: (i) diversion of management attention from existing businesses, (ii) difficulties integrating personnel and financial and other systems, (iii) difficulties implementing effective control environment processes, (iv) adverse effects on existing business relationships with suppliers and customers, (v) inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets, which would reduce future reported earnings, (vi) potential loss of customers or key employees of acquired businesses, and (vii) indemnities and potential disputes with the sellers. If we are unable to complete acquisitions or successfully integrate and develop acquired businesses or execute on large capital projects, such as new production lines or facilities, our business, financial condition, and results of operations could be materially and adversely affected.

A portion of our business is, and several of our growth strategies are, conducted through joint ventures that do not operate solely for our benefit.

We have built our company, in part, through the creation of joint ventures, some of which we do not control. In these relationships, we share ownership and management of a company that operates for the benefit of all owners, rather than our exclusive benefit. Through our extensive experience in operating a portion of our business through joint ventures, we understand that joint ventures often require additional resources and procedures for information sharing and decision-making. If our joint venture partners take actions that have negative impacts on the joint venture, or disagree with the strategies we have developed to grow these businesses, we may have limited ability to influence and mitigate those actions or decisions and our ability to achieve our growth strategies may be negatively impacted. In addition, we and our respective partners may be liable for certain obligations or liabilities of the joint ventures. As a result, we may be subject to additional obligations or liabilities over which we may not have complete control.

Our substantial debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.

We have incurred substantial indebtedness. As of May 29, 2022, we had $2,728.0 million of long-term debt, including current portion, recorded on our Consolidated Balance Sheet. Our level of debt could have important consequences. For example, it could:

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

These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition, or other corporate opportunities.

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

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend upon our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, third-party manufacturers and suppliers. The importance of such networks and systems has increased due to our adoption of flexible work-from-home policies for functional support areas, which in turn has heightened our vulnerability to cyberattacks or other disruptions. Despite careful security and controls design, implementation and updating, independent third-party verification and annual training of employees on information security and data protection, our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to, among other things, damage, invasions, disruptions, or shutdowns due to any number of causes such as catastrophic events, natural disasters, infectious disease outbreaks and other public health crises, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, ransomware and malware, hackers, employee error or malfeasance, and other causes. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach to our systems. However, third parties, including our partners and vendors, could also be a source of security risk to us, or cause disruptions to our normal operations, in the event of a breach of their own products, components, networks, security systems, and infrastructure. For example, in December 2021, our third-party service provider for our workforce management software, the Ultimate Kronos Group (“Kronos”), experienced a ransomware attack that resulted in Kronos temporarily decommissioning the functionality of certain of its cloud software, requiring us to find and implement other procedures to continue our payroll processes, which was time consuming and burdensome but did not have a material adverse impact on our business. In addition, over time, and particularly recently, as evidenced by the attack on Kronos, the sophistication of the cyber threats continues to increase. Sophisticated cybersecurity threats, including potential cyberattacks from Russia targeted against the U.S., pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems, including cloud-based platforms. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and associated automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business, financial condition, and results of operations.

In addition, if we are unable to prevent security breaches or unauthorized disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs, fines, or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, or suppliers. Misuse, leakage, or falsification of information could result in violations of data privacy laws and regulations, potentially significant fines and penalties, damage to our reputation and credibility, loss of strategic opportunities, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net sales. In addition, we may face business interruptions, litigation, and financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, or to our suppliers or customers, and may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.

Problems with the transition, design, or implementation of our new ERP system could interfere with our business and operations and adversely affect our financial condition.

We are in the process of building a new ERP system to replace our existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. Due to the uncertainty caused by COVID-19, we paused ERP work in fiscal 2021, after completing the first phase of implementation. We recently resumed designing the next phase of our ERP implementation and are in the build stage. We have experienced, and may continue to experience, difficulties as we transition to new upgraded systems and business processes. These difficulties have and may include loss of data; difficulty in making payments to third-parties; difficulty in completing financial reporting and filing reports with the SEC in a timely manner; or challenges in otherwise running our business. We may also experience decreases in productivity as our personnel implement and become familiar with new systems and processes. Any disruptions, delays, or deficiencies in the transition, design, and implementation of a new ERP system, particularly any disruptions, delays, or deficiencies that impact our operations, could have a material adverse effect on our business, financial condition, and results of operations. Even if we do not encounter adverse effects, the transition, design, and implementation of a new ERP system, may be much more costly than we anticipated.

Industry Risks

Our business is affected by potato crop performance.

Our primary input is potatoes and every year, we must procure potatoes that meet the quality standards for processing into value-added products. Environmental and climate conditions, such as soil quality, moisture, and temperature, affect the yield and quality of the potato crop on a year-to-year basis. As a result, we source potatoes from specific regions of the U.S. and specific countries abroad, including Argentina, Australia, Austria, Belgium, Canada, China, France, Germany, the Netherlands, and the United Kingdom, where we believe the optimal potato growing conditions exist. However, severe weather conditions, including protracted periods of extreme heat or cold, during the planting and growing season in these regions can significantly affect potato crop performance, such as the extreme heat in the Pacific Northwest in the summer of 2021 and the drought in Europe during fiscal 2019, both of which resulted in poor crop and significantly limited supply. Further, because of the poor quality of the crop in the Pacific Northwest that was harvested in fall 2021, we encountered lower raw potato utilization rates in our production facilities during the second half of fiscal 2022, which increased our production costs. Potatoes are also susceptible to pest diseases and insects that can cause crop failure, decreased yields, and negatively affect the physical appearance of the potatoes. We have deep experience in agronomy and actively work to monitor the potato crop. However, if a weather or pest-related event occurs in a particular crop year, and our agronomic programs are insufficient to mitigate the impacts thereof, we may have insufficient potatoes to meet our existing customers’ needs and new customer opportunities, or we may experience manufacturing inefficiencies and higher costs, and our competitiveness and profitability could decrease. Alternatively, overly favorable growing conditions can lead to high per acre yields and over-supply. An increased supply of potatoes could lead to overproduction of finished goods and associated increased storage costs or destruction of unused potatoes at a loss.

Our business relies on a potato crop that has a concentrated growing region.

Ideal growing conditions for the potatoes necessary for our value-added products (e.g., french fries) are concentrated in a few geographic regions globally. In the U.S., most of the potato crop used in value-added products is grown in Washington, Idaho, and Oregon. European growing regions for the necessary potatoes are concentrated in Austria, Belgium, Germany, France, the Netherlands, and the United Kingdom. Recent agronomic developments have opened new growing regions, but the capital-intensive nature of our industry’s production processes has kept production highly concentrated in the historical growing regions noted above. Unfavorable crop conditions in any one region could lead to significant demand on the other regions for production, which occurred in connection with the drought in Europe during fiscal 2019. Our inability to mitigate any such conditions by leveraging our production capabilities in other regions could negatively impact our ability to meet existing customers’ needs and new customer opportunities and could decrease our profitability.

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

In recent years, market demand for value-added frozen potato products has exceeded industry capacity to produce these products. As additional industry capacity comes online, or market demand otherwise decreases, including as a result of the COVID-19 pandemic or future pandemics or other contagious outbreaks, we may face competitive pressures that would restrict our ability to increase or maintain prices, or we may lose market share. For example, during fiscal 2021, we faced increased pricing pressure for private label products due to excess production capacity in Europe that resulted from decreased demand following government-imposed COVID-related social restrictions, which caused us to lose some private label volume. Our profits would decrease as a result of a reduction in prices or sales volume.

We must identify changing consumer preferences and consumption trends and develop and offer food products to our customers that help meet those preferences and trends.

Consumer preferences evolve over time and our success depends on our ability to identify the tastes and dietary habits of consumers and offer products that appeal to those preferences. We need to continue to respond to these changing consumer preferences and support our customers in their efforts to evolve to meet those preferences. For example, as consumers continue to focus on freshly prepared foods, some restaurants may choose to limit the frying capabilities of their kitchens. As a result, we must evolve our product offering to provide alternatives that work in such a preparation environment. In addition, our products contain carbohydrates, sodium, genetically modified ingredients, added sugars, saturated fats, and preservatives, the diet and health effects of which remain the subject of public scrutiny. We must continue to reformulate our products, introduce new products and create product extensions without a loss of the taste, texture, and appearance that consumers demand in value-added potato products. All of these efforts require significant research and development and marketing investments. If our products fail to meet consumer preferences or customer requirements, or we fail to introduce new and improved products on a timely basis, then the return on those investments will be less than anticipated, which could materially and adversely affect our business, financial condition, and results of operations.

In addition, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our customers and consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer private label products, which are typically sold at lower prices, then we could lose market share or sales volumes or shift our product mix to lower margin offerings. During an economic downturn, factors such as increased unemployment, decreases in disposable income, inflation, and declines in consumer confidence could cause a decrease in demand for our overall product offerings, particularly higher priced products, which could materially and adversely affect our business, financial condition, and results of operations. Distributors, restaurants and retailers may also become more conservative in response to these conditions and seek to reduce their inventories. A change in consumer preferences could also cause us to increase capital, marketing, and other expenditures, which could materially and adversely affect our business, financial condition, and results of operations.

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

The regulation of food products, both within the U.S. and internationally, continues to be a focus for governmental scrutiny. The presence and/or formation of acrylamide in potato products cooked at high temperatures has become a global regulatory issue as both the FDA and the European Food Safety Authority (‘‘EFSA’’) have issued guidance to the food processing industry to work to reduce conditions that favor the formation of this naturally occurring compound. Acrylamide formation is the result of heat processing reactions that give ‘‘browned foods’’ their desirable flavor. Acrylamide formation occurs in many food types in the human diet, including but not limited to breads, toast, cookies, coffee, crackers, potatoes, and olives. The regulatory approach to acrylamide has generally been to encourage the industry to achieve as low as reasonably achievable content levels through process control (e.g., temperature) and material testing (e.g., low sugar and low asparagine). However, limits for acrylamide exposure have been established in the State of California, and point of sale consumer warnings are required if products exceed those limits. In addition, the EFSA has promulgated regulations establishing specific mitigation measures, sampling and analysis procedures and benchmark levels for acrylamide in certain food products. If the global regulatory approach to acrylamide becomes more stringent and additional legal limits are established, our manufacturing costs could increase. In addition, if consumer perception regarding the safety of our products is negatively impacted due to regulation, sales of our products could decrease.

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

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as potatoes and edible oils. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw potatoes, lower recoveries of usable raw potatoes, increase the prices of our raw potatoes, increase our cost of transporting and storing raw potatoes, or disrupt our production schedules or efficiencies. Natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. In addition, water is an important part of potato processing. In times of water stress, we may be subject to decreased availability or less favorable pricing for water, which could impact our manufacturing and distribution operations. Further, a decrease in the availability of water in certain regions caused by droughts or other factors could increase competition for land and resources in areas that have more favorable growing conditions, and thereby increase costs for such land and resources.

The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases, as well as more stringent regulation of water rights. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions, improve our energy efficiency, and reduce and reuse water, we may be subject to curtailment or reduced access to resources or experience significant increases in our costs of operation and delivery. In particular, increasing regulation of utility providers, fuel emissions, or fuel suppliers could substantially increase the distribution and supply chain costs of our products. Also, consumers and customers may place an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence, and reporting. Further, any failure to achieve our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, which could damage our reputation. As a result, climate change could negatively affect our business and operations. See also “Industry Risks – Our business is affected by potato crop performance,” in this Item 1A. Risk Factors above.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Eagle, Idaho. The following table sets forth our principal production and processing facilities as of May 29, 2022:

Location	Type of Facility and Number	Owned/ Leased
Domestic:
American Falls, ID	Production Facility and Cold Storage	Owned (1)
Boardman, OR	Production Facility (2), Production Facility and Cold Storage	Owned (3)
Connell, WA	Production Facility, Cold Storage	Owned (1), Leased (1)
Delhi, LA	Production Facility, Cold Storage, Farm	Owned (1), Leased (2)
Hermiston, OR	Production Facility	Owned (1)
Pasco, WA	Production Facility (2)	Owned (2)
Paterson, WA	Production Facility, Farm (4)	Owned (2), Leased (3)
Quincy, WA	Production Facility	Owned (1)
Richland, WA	Production Facility	Owned (1)
Twin Falls, ID	Production Facility	Owned (1)
Warden, WA	Production Facility	Owned (1)

International:
Hallam, Australia	Production Facility and Cold Storage (2)	Leased (2)
Shangdu, China	Production Facility	Owned (1)
Taber, Canada	Production Facility and Cold Storage	Owned (1)

We use our farms as a source of raw materials, to better understand the costs of growing potatoes, and to deploy agronomic research. Our facilities vary in age and condition, and each of them has an active maintenance program to ensure a safe operating environment and to keep the facilities in good condition. We believe all our buildings are in satisfactory operating condition to conduct our business as intended. We also own and lease general office/support facilities in the regions in which we operate, including Australia, Canada, China, Mexico, Japan, Singapore, and the U.S.

Our manufacturing assets are shared across all reportable segments. Therefore, we do not identify or allocate assets by reportable segment. For more information, see Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

In addition to the facilities noted above, our joint ventures own or lease processing facilities in Argentina, Austria, the Netherlands, the United Kingdom, and the U.S.

ITEM 3. LEGAL PROCEEDINGS

For information regarding our legal proceedings, see Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol “LW.” At July 18, 2022, there were 11,015 holders of record of our common stock. The majority of holders of Lamb Weston common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Purchases of Equity Securities by the Issuer

The following table presents information related to total shares purchased during the periods presented below:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
February 28, 2022 through March 27, 2022	1,114	$63.68	—	$293.6
March 28, 2022 through April 24, 2022	72,675	$67.70	72,365	$288.7
April 25, 2022 through May 29, 2022	306,928	$64.25	306,928	$268.9
Total	380,717
(a)	Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $64.91, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	On December 20, 2018, we announced that our Board of Directors had authorized a $250.0 million share repurchase program with no expiration date. On December 17, 2021, we announced that our Board of Directors had authorized the repurchase of an additional $250.0 million of our common stock under this program. Repurchases may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or through privately negotiated transactions.

Performance Graph

The following graph and table compare the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 400 Packaged Food Index, which we consider to be our peer group, and the S&P 500 Packaged Food Index. This graph and table cover the period from May 26, 2017 through May 27, 2022 (the last trading day of our fiscal year). The graph and table assume that $100 was invested in our common stock, the S&P 500 Index, the S&P 400 Packaged Food Index, and the S&P 500 Packaged Food Index on May 26, 2017, and that all dividends were reinvested. The cumulative total return shown below are based on the last trading day in Lamb Weston’s fiscal year.

Comparison of Cumulative Total Return since May 26, 2017
$200
$180
$160
$140
$120
$100
$80
5/26/2017
5/25/2018
5/24/2019
5/29/2020
5/28/2021
5/27/2022
Lamb Weston
S&P 500 Index
S&P 400 Packaged Foods Index
S&P 500 Packaged Foods Index

	May 26,	May 25,	May 24,	May 29,	May 28,	May 27,
	2017	2018	2019	2020	2021	2022
Lamb Weston	$100	$145	$140	$137	$190	$159
S&P 500 Index	$100	$115	$122	$134	$188	$188
S&P 400 Packaged Foods Index	$100	$99	$124	$118	$138	$133
S&P 500 Packaged Foods Index	$100	$84	$94	$101	$120	$125

The above performance graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the provisions of Section 18, of the Securities Exchange Act of 1934, as amended.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Results for the fiscal year ended May 29, 2022 are not necessarily indicative of results that may be attained in the future.

The following generally discusses fiscal 2022 and 2021 items and fiscal year comparisons between fiscal 2022 and 2021. Discussions of fiscal 2020 items and fiscal year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021, which we filed with the SEC on July 27, 2021.

Overview

Lamb Weston, along with our joint ventures, is a leading global producer, distributor, and marketer of value-added frozen potato products. We, along with our joint ventures, are the number one supplier of value-added frozen potato products in North America. We, along with our joint ventures, are also a leading supplier of value-added frozen potato products internationally, with a strong and growing presence in high-growth emerging markets. We, along with our joint ventures, offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent the majority of our value-added frozen potato product portfolio.

Management’s discussion and analysis of our results of operations and financial condition, which we refer to in this filing as “MD&A,” is provided as a supplement to the consolidated financial statements and related notes included elsewhere in this Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (including product contribution margin on a consolidated basis, Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA including unconsolidated joint ventures, Adjusted Diluted earnings per share (“EPS”), and Adjusted Net Income) that is prepared using non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of product contribution margin, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Diluted EPS, and Adjusted Net Income, and a reconciliation of these non-GAAP financial measures to gross profit, net income or diluted EPS, as applicable.

Executive Summary

In fiscal 2022, we delivered a solid financial and operating performance in a highly challenging environment that was characterized by severe input and transportation cost inflation, a historically poor potato crop in the Pacific Northwest, and constraints in labor availability and logistics networks. We drove strong net sales growth by executing pricing actions and improving product and customer mix. These actions, along with our supply chain productivity initiatives, served to offset some, but not all, of the cost and operating headwinds that we faced throughout the year. Specifically, compared with the prior year:

●	Net sales increased 12% to $4,098.9 million
●	Income from operations decreased 6% to $444.4 million
●	Net income decreased 37% to $200.9 million and Adjusted Net Income decreased 4% to $304.1 million
●	Diluted EPS decreased 36% to $1.38 and Adjusted Diluted EPS decreased 4% to $2.08
●	Adjusted EBITDA including unconsolidated joint ventures decreased 3% to $725.7 million
●	Net cash provided by operating activities declined 24% to $418.1 million

Compared with fiscal 2021, the increase in net sales was primarily driven by higher price/mix and sales volumes. The increase in price/mix reflected the benefit of multiple product pricing actions across each of our business segments to offset input cost inflation, as well as higher prices charged for product delivery. The increase in sales volumes reflected higher shipments to restaurant and foodservice channels in North America as demand continued to rebound towards pre-pandemic levels. The increase was most pronounced in our Foodservice segment, which has a higher proportion of its sales to on-premise dining establishments, while shipments to our large chain quick service restaurant (“QSR”) and casual dining restaurant customers in the U.S., which are included in our Global segment, also increased. The sales volume increase was partially offset by lower export volumes, which are included in our Global segment, and lower shipments in our Retail segment. Our sales growth was also tempered by widespread industry supply chain constraints that resulted in lower production run-rates and throughput in our production facilities.

Outside of North America, the recovery in frozen potato demand varied and generally lagged U.S. demand. Shipments to customers in China fell as restaurant traffic and consumer demand was negatively affected by government-imposed restrictions geared towards reducing the spread of COVID-19-related variants, while shipments to other key markets in Asia and Oceania were negatively affected by global logistics constraints. In Europe, which is served by our LWM joint venture, sales volumes increased as restaurant traffic continued to improve, although earnings were negatively affected by inflation, production, and transportation challenges.

Gross profit in fiscal 2022 was flat compared to fiscal 2021, as favorable price/mix offset higher manufacturing and distribution costs on a per pound basis, while income from operations declined $30.4 million to $444.4 million as a result of higher selling, general and administrative (“SG&A”) expenses.

Compared to fiscal 2021, net income declined $116.9 million to $200.9 million, while Diluted EPS declined $0.78 to $1.38. Most of the declines were due to a $62.7 million (before and after-tax, or $0.43 per share) non-cash impairment charge associated with LWM’s announced intent, in the fourth quarter of fiscal 2022, to withdraw from its joint venture in Russia in response to the war in Ukraine, as well as a loss of $53.3 million ($40.5 million after-tax or $0.27 per share) associated with a transaction to lower the interest rates and extend the maturities on some outstanding debt (see Liquidity and Capital Resources below).

We generated full-year cash from operations of $418.1 million and cash flow after investing activities of $107.6 million. We ended the year with $525.0 million of cash and cash equivalents and no borrowings on our revolving credit facility. In addition, we returned $289.1 million to our stockholders, including $138.4 million in cash dividends and $150.7 million of share repurchases. In July 2022, we used approximately $42 million to acquire an additional forty percent interest in our joint venture in Argentina, LWAMSA, increasing our total ownership from fifty percent to ninety percent. Following the acquisition, we will consolidate LWAMSA’s results in our consolidated financial statements.

Outlook

In fiscal 2023, we expect price/mix to increase largely due to pricing actions that we began to implement in fiscal 2022 in an effort to mitigate manufacturing and distribution cost inflation. We also expect sales volumes to grow largely due to the expected continuation in the rise of U.S. demand for frozen potato products, although our volume growth may be tempered by production capacity and logistics constraints. In addition, we expect that U.S. restaurant traffic, demand, and volume growth may be increasingly volatile as consumers respond to the current inflationary environment. We expect the rate of recovery of demand in our key international markets will be mixed, and that our international shipments will continue to be tempered by limited shipping container availability and disruptions to ocean freight networks.

During the first half of fiscal 2023, we expect our gross margins will be pressured as compared to normalized seasonal rates as we continue to manage through significant inflation as well as higher raw potato costs on a per pound basis due to the impact of extreme summer heat that negatively affected the yield and quality of potato crops in the Pacific Northwest in the fall of 2021. We also expect our gross margins in the first half of fiscal 2023 will be pressured by ongoing industrywide operational challenges, including labor and commodities shortages, resulting from volatility in the broader supply chain. During the second half of fiscal 2023, we expect our gross margins will improve if the potato crop harvested in fall 2022 is in line with historical averages, we continue to successfully implement our pricing actions to offset input and transportation costs inflation, and we realize a broad easing of labor and logistics pressures that have been constraining our production and shipments. We expect overall SG&A to be higher as a result of increased compensation and benefits expenses and investments to improve our information technology infrastructure over the long-term, including our efforts to design and implement the next phase of a new ERP system.

Results of Operations

We have four reportable segments: Global, Foodservice, Retail, and Other. We report net sales and product contribution margin by segment and on a consolidated basis. Product contribution margin, when presented on a consolidated basis, is a non-GAAP financial measure. Net sales and product contribution margin are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and advertising and promotion (“A&P”) expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with the performance of our segments. For additional information on our reportable segments and product contribution margin, see “Non-GAAP Financial Measures” below and Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Fiscal Year Ended May 29, 2022 Compared to Fiscal Year Ended May 30, 2021

Net Sales and Product Contribution Margin

	Year Ended
	May 29,	May 30,	%
(in millions, except percentages)	2022	2021	Inc/(Dec)
Segment net sales
Global	$2,064.2	$1,911.5	8%
Foodservice	1,318.2	1,017.3	30%
Retail	594.6	603.4	(1%)
Other	121.9	138.7	(12%)
	$4,098.9	$3,670.9	12%

Segment product contribution margin
Global	$252.2	$306.2	(18%)
Foodservice	449.3	340.0	32%
Retail	109.4	120.2	(9%)
Other	2.2	47.8	(95%)
	813.1	814.2	0%
Add: Advertising and promotion expenses	18.9	17.8	6%
Gross profit	$832.0	$832.0	0%

Net Sales

Lamb Weston’s net sales for fiscal 2022 increased $428.0 million, or 12%, to $4,098.9 million, compared with $3,670.9 million in fiscal 2021. Price/mix increased 9%, primarily reflecting the benefit of pricing actions across each of our business segments to offset input, manufacturing, and transportation cost inflation, as well as favorable mix. Volume increased 3%, reflecting higher shipments to restaurant and foodservice channels in North America, partially offset by lower exports due to limited shipping container availability and disruptions to ocean freight networks, as well as lower shipments to retail channels. Our volume growth was tempered by an inability to fully serve customer demand due to widespread industry supply chain constraints, including labor and commodities shortages, that resulted in lower production run-rates and throughput in our production facilities.

Global net sales increased $152.7 million, or 8%, to $2,064.2 million, compared with $1,911.5 million in fiscal 2021. Price/mix increased 6% and volume increased 2%. The benefit of domestic and international product and freight pricing actions to offset inflation, as well as favorable mix, drove the increase in price/mix. A strong increase in sales volumes to North American large QSR and casual dining restaurant chain customers was partially offset by lower export shipments due to limited shipping container availability and disruptions to ocean freight networks.

Foodservice net sales increased $300.9 million, or 30%, to $1,318.2 million, compared with $1,017.3 million in fiscal 2021. Volume and price/mix each increased 15%. The benefits of product and freight pricing actions taken throughout the year to offset inflation, as well as favorable mix, drove the increase in price/mix. The segment’s strong volume growth reflects the progressive recovery in demand in its restaurant and non-commercial channels, although growth was tempered by an inability to fully serve customer demand due to widespread industry supply chain constraints, including labor shortages, that resulted in lower production run-rates and throughput in our production facilities.

Retail net sales decreased $8.8 million, or 1%, to $594.6 million, compared with $603.4 million in fiscal 2021. Volume declined 8% while price/mix increased 7%. Lower shipments of private label products, resulting from incremental losses of certain low-margin business, as well as lower shipments of branded products, drove the sales volume decline. The decline in branded product volume reflected an inability to fully serve customer demand due to lower production run-rates and throughput in our production facilities. Product and freight pricing actions across the branded and private label portfolios to offset inflation, as well as improved mix, drove the increase in price/mix.

Net sales in our Other segment declined $16.8 million, or 12%, to $121.9 million, compared with $138.7 million in fiscal 2021. The decline primarily reflects lower volume in our vegetable business, reflecting the negative effect of the extreme summer heat on the yield and quality of the vegetable crops, partially offset by the benefit of pricing actions.

Gross Profit and Product Contribution Margin

Gross profit in fiscal 2022 was flat compared to fiscal 2021 at $832.0 million, as the benefits from higher price/mix and volume were offset by the impact of higher manufacturing and distribution costs on a per pound basis. The higher costs per pound primarily reflected double-digit cost inflation from key inputs, including: edible oils; ingredients such as grains and starches used in product coatings; packaging; labor; and higher transportation costs. The increase in costs per pound also reflected higher raw potato costs due to the impact of extreme summer heat that negatively affected the yield and quality of potato crops in the Pacific Northwest in fall 2021, the effects of labor and commodities shortages on production run-rates, as well as lower raw potato utilization rates. The increase in per pound costs was partially offset by securing changes to product specifications, portfolio simplification, and driving supply chain savings behind our Win as 1 productivity program. Gross profit also included a $28.9 million decrease in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $9.5 million loss in the current year, compared with a $19.4 million gain related to these items in the prior year.

Lamb Weston’s overall product contribution margin in fiscal 2022 declined $1.1 million to $813.1 million, compared with $814.2 million in fiscal 2021. The decline was largely due to a $1.1 million increase in A&P expenses as gross profit was flat (as described above).

Global product contribution margin declined $54.0 million, or 18%, to $252.2 million in fiscal 2022. Higher manufacturing and distribution costs per pound more than offset the benefit of favorable price/mix and higher sales volumes. Global segment cost of sales was $1,806.6 million, up 13% compared to fiscal 2021, primarily due to higher manufacturing and distribution costs and higher sales volumes.

Foodservice product contribution margin increased $109.3 million, or 32%, to $449.3 million in fiscal 2022. Favorable price, volume and mix drove the increase, and were partially offset by higher manufacturing and distribution costs per pound. Cost of sales was $863.8 million, up 28% compared to fiscal 2021, primarily due to higher manufacturing and distribution costs and higher sales volumes.

Retail product contribution margin declined $10.8 million, or 9%, to $109.4 million in fiscal 2022. Higher manufacturing and distribution costs per pound and lower sales volumes drove the decline, partially offset by favorable price/mix and a $0.8 million decrease in A&P expenses. Cost of sales was $477.1 million, up 1% compared to fiscal 2021, primarily due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Other product contribution margin declined $45.6 million to $2.2 million in fiscal 2022, as compared to $47.8 million in fiscal 2021. These amounts include a $10.4 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in fiscal 2022, and a $27.8 million gain related to the contracts in fiscal 2021. Excluding these mark-to-market adjustments, Other segment product contribution margin declined $7.4 million, largely due to higher manufacturing costs and lower sales volumes in our vegetable business.

Selling, General and Administrative Expenses

SG&A expenses were $387.6 million, up $30.4 million, or 9%, in fiscal 2022 compared with fiscal 2021. The increase was primarily due to higher compensation and benefits expense; higher travel, employee relations and in-person meeting expenses; higher information technology infrastructure costs, including expenses related to the planning and design of our new ERP system, and a $3.5 million contribution to the Lamb Weston charitable foundation. The increase in SG&A was partially offset by lower consulting expenses associated with improving our commercial and supply chain operations.

Interest Expense, Net

Interest expense, net was $161.0 million in fiscal 2022, an increase of $42.7 million compared with fiscal 2021. The increase reflects a $53.3 million ($40.5 million after-tax) loss on extinguishment of debt associated with the redemption of our previously outstanding senior notes due 2024 and 2026. Excluding this loss, interest expense, net declined $10.6 million, reflecting a lower weighted average interest rate. For more information, see Note 7, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Income Taxes

Our effective tax rate was 26.3% for fiscal 2022, compared to 22.2% in fiscal 2021. The difference between our effective tax rates in fiscal 2022 and 2021 is primarily due to the Russia impairment charge treated as a non-deductible permanent difference. Our effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items, and was elevated in fiscal 2022 relative to our historical rate due to the Russia impairment charge. Excluding the Russia impairment charge, our effective tax rate for fiscal 2022 was 21.4%.

For further information on income taxes, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Equity Method Investment Earnings (Loss)

We conduct meaningful business through unconsolidated joint ventures and include our share of the earnings (loss) based on our economic ownership interest in them. Lamb Weston’s share of earnings (loss) from its equity method investments was a loss of $10.7 million and earnings of $51.8 million for fiscal 2022 and 2021, respectively. Equity method investment earnings in fiscal 2022 included a $62.7 million non-cash impairment charge to write-off our portion of LWM’s net investment in Russia resulting from LWM’s announced intent to withdraw from its joint venture in response to the war in Ukraine. Equity method investment earnings also included a $26.5 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in fiscal 2022 and an $11.3 million gain related to these items in fiscal 2021. The increase in mark-to-market adjustments in 2022 primarily relates to changes in the value of natural gas derivatives at LWM as commodity markets in Europe have experienced significant volatility.

Excluding the charge associated with the write-off of our portion of LWM’s net investment in Russia and the mark-to-market adjustments, earnings from equity method investments decreased $15.0 million compared to the prior year. The decrease reflects input cost inflation and higher manufacturing and distribution costs in both Europe and the U.S., partially offset by the benefit of favorable price/mix and higher sales volumes.

Liquidity and Capital Resources

We ended fiscal 2022 with $525.0 million of cash and cash equivalents and $994.6 million of availability on our revolving credit facility, which is net of outstanding letters of credit of $5.4 million. We believe we have sufficient liquidity to meet projected capital expenditures, service existing debt and meet working capital requirements for the next 12 months with current cash balances and cash from operations, supplemented as necessary by available borrowings under our existing revolving credit facility.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	For the Fiscal Years Ended May
(in millions)	2022	2021
Net cash flows provided by (used for):
Operating activities	$418.1	$553.2
Investing activities	(310.5)	(162.5)
Financing activities	(363.4)	(974.0)
	(255.8)	(583.3)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	2.8
Net decrease in cash and cash equivalents	$(258.5)	$(580.5)

Operating Activities

During fiscal 2022, cash provided by operating activities decreased $135.1 million to $418.1 million, compared to $553.2 million for fiscal 2021. The decrease related to $130.4 million of cash used for unfavorable changes in working capital, and a $4.7 million decrease in net income, adjusted for non-cash income and expenses. Unfavorable changes in working capital primarily related to a decrease in accounts payable due to timing, an increase in receivables attributable to higher sales at the end of fiscal 2022, compared with the end of fiscal 2021, and higher finished goods inventories due to increased input costs and global disruption in freight networks. These unfavorable changes were partially offset by a favorable change in accrued liabilities, which was primarily due to a shift in the timing of accrued interest payments for our senior notes. Specifically, our senior notes due 2030 and 2032, which were issued in fiscal 2022, have payments due in the first quarter of fiscal 2023, whereas the now-redeemed senior notes due 2024 and 2026 had interest payments due in the fourth quarter of fiscal 2021. See “Result of Operations” in this MD&A for more information related to the decrease in income from operations.

Investing Activities

Investing activities used $310.5 million of cash in fiscal 2022, compared with $162.5 million in fiscal 2021. The increase primarily relates to our concentrated effort in the prior year to control spending during the early stages of the COVID-19 pandemic to preserve liquidity. In addition to maintenance capital expenditures, fiscal 2022 also reflected increased investments to support capacity expansion projects in Idaho and China.

We expect capital investments in fiscal 2023 to be approximately $475 million to $525 million, depending on timing of projects, which include among other items: construction of a previously announced french fry production line and plant modernization investments in Idaho, construction of a greenfield french fry processing facility in China, and capital investments to upgrade information systems and ERP infrastructure. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, supply chain constraints for equipment, and our regulatory compliance requirements. At May 29, 2022, we had commitments for capital expenditures of $304.7 million.

In July 2022, we acquired an additional forty percent interest in our Argentina joint venture, LWAMSA, for approximately $42 million, increasing our total ownership of LWAMSA from fifty percent to ninety percent. Following this acquisition, we will consolidate LWAMSA’s results in our consolidated financial statements.

Financing Activities

During fiscal 2022, cash used for financing activities decreased $610.6 million to $363.4 million, compared with $974.0 million used during fiscal 2021. During fiscal 2022, financing activities primarily related to issuing U.S. dollar-denominated senior notes and a RMB-denominated loan facility for combined net proceeds of $1,676.1 million, offset by $1,698.1 million of debt and financing obligation repayments, including cash used to redeem our previously outstanding senior notes due 2024 and 2026 (including the payment of a call premium of $39.6 million), and the payment of $138.4 million of cash dividends to common stockholders. In addition, we used $158.4 million of cash to repurchase 2,407,184 shares of our common stock at an average price of $62.59 and withheld 118,204 shares from employees to cover income and payroll taxes on equity awards that vested during the year. As of May 29, 2022, $268.9 million remained authorized for repurchase under our share repurchase program.

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

For more information about our debt, including among other items, interest rates, maturity dates, and covenants, see Note 7, Debt and Financing Obligations, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. At May 29, 2022, we were in compliance with all covenants contained in our credit agreements.

Investments in Joint Ventures

We conduct some of our business through three unconsolidated joint ventures and account for these investments using equity method accounting. For more information about our investments in joint ventures, see Note 4, Equity Method Investments, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements, potato supply agreements, and unconditional purchase obligations. The unconditional purchase obligation arrangements are entered into in the normal course of business in order to ensure adequate levels of sourced product are available.

A summary of our material cash requirements for our known contractual obligations as of May 29, 2022 are as follows:

(in millions)	Total	Payable within 12 Months
Long-term debt, including current portion (a)	$2,745.0	$31.3
Interest on long-term debt (b)	829.2	126.7
Leases (a)	157.8	26.4
Purchase obligations and capital commitments (a)	956.5	387.6
Total	$4,688.5	$572.0

(a)	See the below Notes to the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information.

●	Long-term debt, including current portion. See Note 7, Debt and Financing Obligations, for more information on debt payments and the timing of expected future payments.
●	Leases. See Note 8, Leases, for more information on our operating and finance lease obligations and timing of expected future payments.
●	Purchase obligations and capital commitments. See Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, for more information on our purchase obligations and the timing of future payments and capital commitments in connection with the expansion and replacement of existing facilities and equipment.

(b)	Amounts represent estimated future interest payments assuming our long-term debt is held to maturity and using interest rates in effect as of May 29, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of May 29, 2022 that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our trade promotions, income taxes, and impairment, among others. We base our estimates on historical experiences combined with management’s understanding of current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The determination of sales incentive and trade promotion costs requires judgment and may change in the future as a result of changes in customer demand for our products, promotion participation, particularly for new programs related to the introduction of new products. Final determination of the total cost of promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. Because of the complexity of some of these trade promotions, the ultimate resolution may result in payments that are different from our estimates. As additional information becomes known, we may change our estimates. At May 29, 2022 and May 30, 2021, we had $41.2 million and $39.9 million, respectively, of accrued trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.

Income Taxes

We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled.

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Management judgments are required for the following items:

●	Management reviews deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

●	We establish accruals for unrecognized tax benefits when, despite the belief that our tax return positions are fully supported, we believe that an uncertain tax position does not meet the recognition threshold of Accounting Standards Codification (“ASC”) 740, Income Taxes. These contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular matter, we believe that the accruals for unrecognized tax benefits at May 29, 2022, reflect the estimated outcome of known tax contingencies as of such date in accordance with accounting for uncertainty in income taxes under ASC 740.

●	We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences. Remittances of non-U.S. earnings are based on estimates and judgments of projected cash flow needs, as well as the working capital and investment requirements of our non-U.S. and U.S. operations. Material changes in our estimates of cash, working capital, and investment needs in various jurisdictions could require repatriation of indefinitely reinvested non-U.S. earnings, which could be subject to applicable non-U.S. income and withholding taxes. While we believe the judgments and estimates discussed above and made by management are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts. Further information on income taxes is provided in Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Impairment of Long-Lived Assets and Equity Method Investments

Long lived assets. Our manufacturing assets are shared across all reporting segments, which are grouped together for long-lived asset impairment assessment. We review these long-lived assets for impairment upon the occurrence of events or changes in circumstances which indicate that the carrying amount of the assets may not be fully recoverable, measured by comparing their net book value to the undiscounted projected future cash flows generated by their use. Impaired assets are recorded at their estimated fair value.

In evaluating impairment of long-lived assets, we consider events or changes in circumstances related to market prices, physical condition of assets, legal actions, construction costs, future operating cash flows, remaining depreciable lives, and potential asset disposal. At May 29, 2022 and May 30, 2021, we did not identify any triggering events that would indicate that the carrying amounts of our assets groups may not be recoverable.

Equity method investments. We conduct some of our business through unconsolidated joint ventures and include our share of the earnings based on our economic ownership interest in them. At May 29, 2022 and May 30, 2021, we held 50% equity interests in three potato processing joint ventures, including LWM, Lamb Weston RDO, and LWAMSA. These investments are accounted for under the equity method of accounting. We are required to assess our equity method investments for other-than-temporary impairment when events or circumstances suggest the carrying amount of the investment may be impaired. We perform our assessment of other-than-temporary impairment for each investment individually.

In evaluating other-than-temporary impairment of equity method investments, we consider events or changes in circumstances related to investee operating losses, investee future cash flows, and the ability to retain our investment in the investee. In May 2022, in response to the war in Ukraine, LWM announced its intent to withdraw from its investment in Russia and recorded a charge to write-off its net investment in the market. Our portion of the non-cash impairment charge was $62.7 million. There were no indications of other-than-temporary impairment in any of our other equity method investments.

New and Recently Issued Accounting Standards

For a listing of new and recently issued accounting standards, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Non-GAAP Financial Measures

To supplement the financial information included in this report, we have presented product contribution margin on a consolidated basis, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Diluted EPS, and Adjusted Net Income, each of which is considered a non-GAAP financial measure.

Product contribution margin is one of the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with the performance of our segments. Our management also uses Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Diluted EPS, and Adjusted Net Income, to evaluate our performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. We include these non-GAAP financial measures because management believes they are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, GAAP financial measures. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way. These measures are not a substitute for their comparable GAAP financial measures, such as gross profit, net income or diluted earnings per share, as applicable, and there are limitations to using non-GAAP financial measures.

See “Results of Operations – Fiscal Year Ended May 29, 2022 Compared to Fiscal Year Ended May 30, 2021 – Net Sales and Product Contribution Margin” above for a reconciliation of product contribution margin on a consolidated basis to gross profit.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	For the Fiscal Years Ended May
(in millions)	2022 (a)	2021
Net income	$200.9	$317.8
Equity method investment (earnings) loss	10.7	(51.8)
Interest expense, net	161.0	118.3
Income tax expense	71.8	90.5
Income from operations	444.4	474.8
Depreciation and amortization	187.3	182.7
Adjusted EBITDA	631.7	657.5

Unconsolidated Joint Ventures
Equity method investment earnings (loss)	(10.7)	51.8
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings (loss)	42.0	39.1
Item impacting comparability
Write-off of net investment in Russia (a)	62.7	—
Add: Adjusted EBITDA from unconsolidated joint ventures	94.0	90.9

Adjusted EBITDA including unconsolidated joint ventures	$725.7	$748.4
(a)	In May 2022, LWM announced its intent to withdraw from its investment in Russia and wrote-off its net investment. Our portion of the non-cash impairment charge was $62.7 million.

The following table reconciles net income to Adjusted Net Income, and diluted EPS to Adjusted Diluted EPS:

	For the Fiscal Years Ended May
	2022	2021	2022 (a)	2021 (a)
(in millions, except per share amounts)	Net Income		Diluted EPS
As reported	$200.9	$317.8	$1.38	$2.16
Items impacting comparability:
Write-off of net investment in Russia (b)	62.7	—	0.43	—
Loss on extinguishment of debt (c)	40.5	—	0.27	—
Total items impacting comparability	103.2	—	0.70	—
Adjusted	$304.1	$317.8	$2.08	$2.16
(a)	Diluted weighted average common shares were 145.9 million and 147.1 million in fiscal 2022 and 2021, respectively.

(b)	See footnote (a) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability.

(c)	The fiscal year ended May 29, 2022, includes a loss on the extinguishment of debt of $53.3 million ($40.5 million after-tax), which consists of a call premium of $39.6 million related to the redemption of our senior notes due 2024 and 2026 and the write-off of $13.7 million of debt issuance costs associated with those notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we may periodically enter into derivatives to minimize these risks, but not for trading purposes. The effects of the COVID-19 pandemic and the disruptions in the global economy caused by the war in Ukraine have resulted in volatility and uncertainty in the markets in which we operate. At the time of this filing, we are unable to predict or determine the impacts that these events may continue to have on our exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among other factors. For additional discussion, refer to “Forward-Looking Statements,” “Liquidity and Capital Resources” within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Item 1A. Risk Factors” of this Form 10-K.

Based on our open commodity contract hedge positions as of May 29, 2022 and May 30, 2021, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of $4.5 million ($3.5 million after-tax) and $7.7 million ($5.9 million after-tax), respectively. Additionally, based on our LWM joint venture’s open commodity contract hedge positions as of May 29, 2022 and May 30, 2021, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Equity method investment earnings” of $6.1 million ($4.6 million after-tax) and $1.5 million ($1.1 million after-tax), respectively. It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Including our joint ventures, we transact business in multiple currencies and are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. At May 29, 2022 and May 30, 2021, we had no financial instruments to hedge foreign currency risk.

At May 29, 2022, we had $2,170.0 million of fixed-rate and $575.0 million of variable-rate debt outstanding. At May 30, 2021, we had $2,166.0 million of fixed-rate and $586.6 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would result in an increase in interest expense and a corresponding decrease in income before taxes of $5.8 million annually ($4.5 million after-tax) and $5.9 million annually ($4.6 million after-tax) at May 29, 2022 and May 30, 2021, respectively.

For more information about our market risks, see Note 7, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamb Weston Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamb Weston Holdings, Inc. and subsidiaries (the Company) as of May 29, 2022 and May 30, 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 29, 2022, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 29, 2022 and May 30, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 27, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

July 27, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamb Weston Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Lamb Weston Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 29, 2022 and May 30, 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 29, 2022, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements), and our report dated July 27, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington

July 27, 2022

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(dollars in millions, except per share amounts)

	For the Fiscal Years Ended May
	2022	2021	2020
Net sales	$4,098.9	$3,670.9	$3,792.4
Cost of sales	3,266.9	2,838.9	2,897.2
Gross profit	832.0	832.0	895.2
Selling, general and administrative expenses	387.6	357.2	338.3
Income from operations	444.4	474.8	556.9
Interest expense, net	161.0	118.3	108.0
Income before income taxes and equity method earnings (loss)	283.4	356.5	448.9
Income tax expense	71.8	90.5	112.3
Equity method investment earnings (loss)	(10.7)	51.8	29.3
Net income	$200.9	$317.8	$365.9
Earnings per share:
Basic	$1.38	$2.17	$2.50
Diluted	$1.38	$2.16	$2.49
Weighted average common shares outstanding:
Basic	145.5	146.4	146.2
Diluted	145.9	147.1	147.1

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions)

	For the Fiscal Years Ended May
	2022			2021			2020
		Tax			Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$272.7	$(71.8)	$200.9	$408.3	$(90.5)	$317.8	$478.2	$(112.3)	$365.9
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	0.4	(0.1)	0.3	0.3	(0.1)	0.2	0.8	(0.3)	0.5
Unrealized pension and post-retirement benefit obligations gain (loss)	3.7	(0.8)	2.9	(3.2)	0.7	(2.5)	0.4	(0.1)	0.3
Unrealized currency translation gains (losses)	(51.0)	2.1	(48.9)	76.1	(3.8)	72.3	(17.4)	1.4	(16.0)
Other	0.8	(0.2)	0.6	—	—	—	—	—	—
Comprehensive income	$226.6	$(70.8)	$155.8	$481.5	$(93.7)	$387.8	$462.0	$(111.3)	$350.7

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	May 29,	May 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$525.0	$783.5
Receivables, less allowance for doubtful accounts of $1.1 and $0.9	447.3	366.9
Inventories	574.4	513.5
Prepaid expenses and other current assets	112.9	117.8
Total current assets	1,659.6	1,781.7
Property, plant and equipment, net	1,579.2	1,524.0
Operating lease assets	119.0	141.7
Equity method investments	257.4	310.2
Goodwill	318.0	334.5
Intangible assets, net	33.7	36.9
Other assets	172.9	80.4
Total assets	$4,139.8	$4,209.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and financing obligations	$32.2	$32.0
Accounts payable	402.6	359.3
Accrued liabilities	264.3	226.9
Total current liabilities	699.1	618.2
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,695.8	2,705.4
Deferred income taxes	172.5	159.7
Other noncurrent liabilities	211.9	245.5
Total long-term liabilities	3,080.2	3,110.6
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 148,045,584 and 147,640,632 shares issued	148.0	147.6
Additional distributed capital	(813.3)	(836.8)
Retained earnings	1,305.5	1,244.6
Accumulated other comprehensive income (loss)	(15.6)	29.5
Treasury stock, at cost, 3,974,156 and 1,448,768 common shares	(264.1)	(104.3)
Total stockholders’ equity	360.5	480.6
Total liabilities and stockholders’ equity	$4,139.8	$4,209.4

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions, except share data)

				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders'
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 26, 2019	146,069,033	$146.7	$(39.3)	$(890.3)	$803.6	$(25.3)	$(4.6)
Adoption of ASC 842 leases	—	—	—	—	20.5	—	20.5
Dividends declared, $0.86 per share	—	—	—	—	(125.6)	—	(125.6)
Common stock issued	338,924	0.3	—	4.0	—	—	4.3
Stock-settled, stock-based compensation expense	—	—	—	22.8	—	—	22.8
Repurchase of common stock and common stock withheld to cover taxes	(369,064)	—	(28.9)	—	—	—	(28.9)
Other	—	—	—	0.6	0.2	—	0.8
Comprehensive income	—	—	—	—	365.9	(15.2)	350.7
Balance at May 31, 2020	146,038,893	$147.0	$(68.2)	$(862.9)	$1,064.6	$(40.5)	$240.0
Dividends declared, $0.93 per share	—	—	—	—	(136.2)	—	(136.2)
Common stock issued	646,881	0.6	—	3.5	—	—	4.1
Stock-settled, stock-based compensation expense	—	—	—	20.6	—	—	20.6
Repurchase of common stock and common stock withheld to cover taxes	(493,910)	—	(36.1)	—	—	—	(36.1)
Other	—	—	—	2.0	(1.6)	—	0.4
Comprehensive income	—	—	—	—	317.8	70.0	387.8
Balance at May 30, 2021	146,191,864	$147.6	$(104.3)	$(836.8)	$1,244.6	$29.5	$480.6
Dividends declared, $0.96 per share	—	—	—	—	(139.3)	—	(139.3)
Common stock issued	404,952	0.4	—	1.5	—	—	1.9
Stock-settled, stock-based compensation expense	—	—	—	21.3	—	—	21.3
Repurchase of common stock and common stock withheld to cover taxes	(2,525,388)	—	(159.8)	—	—	—	(159.8)
Other	—	—	—	0.7	(0.7)	—	—
Comprehensive income	—	—	—	—	200.9	(45.1)	155.8
Balance at May 29, 2022	144,071,428	$148.0	$(264.1)	$(813.3)	$1,305.5	$(15.6)	$360.5

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	For the Fiscal Years Ended May
	2022	2021	2020
Cash flows from operating activities
Net income	$200.9	$317.8	$365.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	192.1	187.8	182.3
Loss on extinguishment of debt	53.3	1.0	1.7
Stock-settled, stock-based compensation expense	21.3	20.6	22.8
Loss (earnings) of joint ventures in excess of distributions	29.9	(33.0)	(0.4)
Deferred income taxes	13.5	3.8	20.0
Other	(7.0)	10.7	15.6
Changes in operating assets and liabilities, net of acquisition:
Receivables	(76.3)	(21.0)	1.1
Inventories	(63.0)	(22.0)	15.3
Income taxes payable/receivable, net	11.6	(3.3)	2.7
Prepaid expenses and other current assets	(6.8)	(4.9)	(2.0)
Accounts payable	16.5	104.7	(34.9)
Accrued liabilities	32.1	(9.0)	(16.1)
Net cash provided by operating activities	$418.1	$553.2	$574.0
Cash flows from investing activities
Additions to property, plant and equipment	(290.1)	(147.2)	(167.7)
Additions to other long-term assets	(16.3)	(16.1)	(40.7)
Acquisition of business, net of cash acquired	—	—	(116.7)
Investment in equity method investment	—	—	(22.6)
Other	(4.1)	0.8	1.7
Net cash used for investing activities	$(310.5)	$(162.5)	$(346.0)
Cash flows from financing activities
Proceeds from issuance of debt	1,676.1	—	1,122.9
Repayments of debt and financing obligations	(1,698.1)	(305.5)	(336.3)
Dividends paid	(138.4)	(135.3)	(121.3)
Repurchase of common stock and common stock withheld to cover taxes	(158.4)	(36.1)	(28.9)
Payments of senior notes call premium	(39.6)	—	—
(Repayments) proceeds of short-term borrowings, net	—	(498.8)	490.5
Other	(5.0)	1.7	(1.9)
Net cash (used for) provided by financing activities	$(363.4)	$(974.0)	$1,125.0
Effect of exchange rate changes on cash and cash equivalents	(2.7)	2.8	(1.2)
Net (decrease) increase in cash and cash equivalents	(258.5)	(580.5)	1,351.8
Cash and cash equivalents, beginning of period	783.5	1,364.0	12.2
Cash and cash equivalents, end of period	$525.0	$783.5	$1,364.0

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”), along with our joint ventures, is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We have four reportable segments: Global, Foodservice, Retail, and Other. See Note 13, Segments, for additional information on our reportable segments.

On November 9, 2016, Lamb Weston separated from Conagra Brands, Inc. (formerly, ConAgra Foods, Inc., “Conagra”) and became an independent publicly traded company through the pro rata distribution by Conagra of 100% of the outstanding common stock of Lamb Weston to Conagra stockholders.

Basis of Presentation

These Consolidated Financial Statements present the financial results of Lamb Weston for the fiscal years ended May 29, 2022, May 30, 2021, and May 31, 2020 (“fiscal 2022, 2021, and 2020”), and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). The fiscal year of Lamb Weston ends the last Sunday in May. The fiscal years for the Consolidated Financial Statements presented consist of 52-week periods for fiscal 2022 and 2021, and a 53-week period for fiscal 2020.

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

The equity method of accounting is applied for investments when the Company has significant influence over the investee’s operations, or when the investee is structured with separate capital accounts and our investment is considered more than minor. Our equity method investments are described in Note 4, Equity Method Investments.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including but not limited to those related to provisions for income taxes, estimates of sales incentives and trade promotion allowances, long-lived assets, and equity method investments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the consolidated financial statements in future periods.

Revenue from Contracts with Customers

Generally, we recognize revenue on a point-in-time basis when the customer takes title to the product and assumes the risks and rewards for the product. However, for customized products, which are products manufactured to customers’ unique specifications, we recognize revenue over time, utilizing an output method, which is generally as the products are produced. This is because once a customized product is manufactured pursuant to a purchase order, we have an enforceable right to payment for that product. Our Global segment sells the majority of our customized products, for which revenue is recognized when a purchase order is received to the extent the product has been manufactured, as opposed to sales of non-

customized products, for which revenue is generally recognized upon shipment. As a result, the timing of the receipt of a purchase order may create quarterly fluctuations in this segment.

The nature of our contracts varies based on the business, customer type, and region; however, in all instances it is our customary business practice to receive a valid order from the customer, in which each party’s rights and related payment terms are clearly identifiable. Our payment terms are consistent with industry standards and generally include early pay discounts. Amounts billed and due from customers are short-term in nature and are classified as receivables, since payments are unconditional and only the passage of time is required before payments are due. As of May 29, 2022, and May 30, 2021, we had $122.7 million and $111.0 million, respectively, of unbilled receivables for customized products for which we have accelerated the recognition of revenue and recorded the amounts in “Receivables” on our Consolidated Balance Sheets. We generally do not offer financing to our customers. We also do not provide a general right of return. However, customers may seek to return defective or non-conforming products. Following a customer return, we may offer remedies, including cash refunds, credit towards future purchases, or product replacement. As a result, customers’ right of return and related refund or product liabilities are estimated and recorded as reductions in revenue.

We have contract terms that give rise to variable consideration including, but not limited to, discounts, coupons, rebates, and volume-based incentives. We estimate volume rebates based on the most likely amount method outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We estimate early payment discounts and other customer trade incentives based principally on historical sales and coupon utilization and redemption rates, influenced by judgments about current market conditions such as competitive activity in specific product categories, which is consistent with the expected value method outlined in ASC 606. We have concluded that these methods result in the best estimate of the consideration we are entitled to from our customers. Because of the complexity of some of these trade promotions, however, the ultimate resolution may result in payments that are materially different from our estimates. As additional information becomes known, we may change our estimates. At May 29, 2022 and May 30, 2021, we had $41.2 million and $39.9 million, respectively, of sales incentives and trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.

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

Advertising and Promotion

Advertising and promotion expenses totaled $18.9 million, $17.8 million, and $23.0 million in fiscal 2022, 2021, and 2020, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings as the expenses are incurred.

Research and Development

Research and development costs are expensed as incurred and totaled $16.2 million, $12.9 million, and $15.4 million in fiscal 2022, 2021, and 2020, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

Stock-Based Compensation

Compensation expense resulting from all stock-based compensation transactions is measured and recorded in the consolidated financial statements based on the grant date fair value of the equity instruments issued. Compensation expense is recognized over the period the employee or non-employee director provides service in exchange for the award. See Note 10, Stock-Based Compensation, for additional information.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect based on our past experience, as well as reliance on the Perishable Agricultural Commodities Act, which was enacted to help promote fair trade in the fruit and vegetable industry by establishing a code of fair business practices. The collectability of our accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to the Company to reduce the net recorded receivable to the amount that we reasonably believe will be collected. For all other customers, reserves for bad debts are recognized based on forward-looking information to assess expected credit losses. If collection experience deteriorates, the estimate of the recoverability of amounts due could be reduced. We periodically review our allowance for doubtful accounts and adjustments to the valuation allowance are recorded as income or expense in “Selling, general and administrative expenses” in our Consolidated Statements of Earnings. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

	May 29,	May 30,
(in millions)	2022	2021
Raw materials and packaging	$96.1	$89.8
Finished goods	426.5	377.8
Supplies and other	51.8	45.9
Inventories	$574.4	$513.5

Leased Assets

Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term. Our leases may include options to extend or terminate these leases. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in lease assets and liabilities. Variable payments for leases of land and buildings primarily relate to common area maintenance, insurance, taxes, and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of our leases, we use an incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. This rate is updated quarterly for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, we account for lease and non-lease components as a single lease component for all of our leases. See Note 8, Leases, for more information.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. The amount of interest capitalized from construction in progress was $6.0 million, $1.9 million, and $2.6 million in fiscal 2022, 2021, and 2020, respectively. Repairs and maintenance costs are expensed as incurred. The components of property, plant and equipment were as follows:

	May 29,	May 30,
(in millions)	2022	2021
Land and land improvements	$114.1	$108.2
Buildings, machinery, and equipment	2,919.0	2,763.3
Furniture, fixtures, office equipment, and other	92.1	97.1
Construction in progress	156.1	122.5
Property, plant and equipment, at cost	3,281.3	3,091.1
Less accumulated depreciation	(1,702.1)	(1,567.1)
Property, plant and equipment, net	$1,579.2	$1,524.0

Depreciation is computed on a straight-line basis over the estimated useful lives of the respective classes of assets as follows:

Land improvements	2-30 years
Buildings	10-40 years
Machinery and equipment	5-20 years
Furniture, fixtures, office equipment, and other	3-15 years

We recorded $181.5 million, $177.7 million, and $175.3 million of depreciation expense in fiscal 2022, 2021, and 2020, respectively. At May 29, 2022 and May 30, 2021, purchases of property, plant and equipment included in accounts payable were $38.3 million and $23.1 million, respectively.

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

Foreign currency transactions resulted in a loss of $3.3 million, a gain of $1.3 million, and a loss of $0.1 million in fiscal 2022, 2021, and 2020, respectively. These amounts were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

Derivative Financial Instruments

We use derivatives and other financial instruments to hedge a portion of our commodity risks. We do not hold or issue derivatives and other financial instruments for trading purposes. Derivative instruments are reported in our Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale exception (“NPNS”) under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized. Changes in derivative instrument values are recognized in “Cost of sales” in our Consolidated Statements of Earnings. We do not designate commodity derivatives to achieve hedge accounting treatment.

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

See Note 3, Income Taxes, for more information.

New and Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Interbank Offered Rate (“LIBOR”). This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. Our current contracts that reference LIBOR include certain debt instruments. The amendments in this guidance are effective for eligible contract modifications through December 31, 2022. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	For the Fiscal Years Ended May
(in millions, except per share amounts)	2022	2021	2020
Numerator:
Net income	$200.9	$317.8	$365.9

Denominator:
Basic weighted average common shares outstanding	145.5	146.4	146.2
Add: Dilutive effect of employee incentive plans (a)	0.4	0.7	0.9
Diluted weighted average common shares outstanding	145.9	147.1	147.1

Earnings per share:
Basic	$1.38	$2.17	$2.50
Diluted	$1.38	$2.16	$2.49
(a)	Potential dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of May 29, 2022 and May 30, 2021, we did not have any stock-based awards that were antidilutive. As of May 31, 2020, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES

Pre-tax income (loss), inclusive of equity method investment earnings, consisted of the following:

	For the Fiscal Years Ended May
(in millions)	2022	2021	2020
United States	$287.9	$352.0	$462.0
Foreign	(15.2)	56.3	16.2
Total pre-tax income	$272.7	$408.3	$478.2

The provision for income taxes included the following:

	For the Fiscal Years Ended May
(in millions)	2022	2021	2020
Current
U.S. federal	$45.4	$66.2	$75.7
State and local	9.5	15.0	13.2
Foreign	3.4	5.5	3.4
Total current provision for taxes	58.3	86.7	92.3

Deferred
U.S. federal	10.0	(0.4)	18.6
State and local	(1.9)	1.2	4.4
Foreign	5.4	3.0	(3.0)
Total deferred provision for taxes	$13.5	$3.8	$20.0
Total provision for taxes	$71.8	$90.5	$112.3

A reconciliation of income tax expense using the 21% U.S. statutory tax rate on income from operations, including equity method earnings and before income taxes, compared with the actual provision for income taxes follows:

	For the Fiscal Years Ended May
(in millions)	2022	2021	2020
Provision computed at U.S. statutory rate	$57.3	$85.7	$100.4
Increase (reduction) in rate resulting from:
State and local taxes, net of federal benefit	6.4	13.7	15.3
Effect of taxes on foreign operations	(0.7)	(4.7)	(4.4)
Write-off of net investment in Russia (a)	13.2	—	—
Other	(4.4)	(4.2)	1.0
Total income tax expense	$71.8	$90.5	$112.3
Effective income tax rate (b)	26.3%	22.2%	23.5%
(a)	In connection with Lamb-Weston/Meijer v.o.f.’s (“LWM”) intent to withdraw from Russia, we reflected a $13.2 million tax detriment as any loss realized upon the sale of shares is a non-deductible permanent difference.

(b)	The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. Excluding the write-off of our portion of LWM’s net investment in Russia, our effective tax rate was 21.4% in fiscal 2022.

Income Taxes Paid

Income taxes paid, net of refunds, were $44.3 million, $84.1 million, and $82.5 million in fiscal 2022, 2021, and 2020, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred income tax assets and liabilities were as follows:

	May 29, 2022		May 30, 2021
(in millions)	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$189.4	$—	$187.1
Goodwill and other intangible assets	37.6	—	46.3	—
Compensation and benefit related liabilities	21.0	—	32.2	—
Net operating loss and credit carryforwards (a)	4.5	—	3.6	—
Accrued expenses and other liabilities	14.1	—	13.9	—
Inventory and inventory reserves	8.6	—	5.5	—
Lease obligations	26.9	—	32.0	—
Lease assets	—	25.1	—	30.3
Debt issuance costs	—	0.1	—	2.9
Equity method investments	—	3.4	—	4.7
Other	3.3	17.7	3.5	16.4
	116.0	235.7	137.0	241.4
Less: Valuation allowance (b)	(50.1)	—	(53.1)	—
Net deferred taxes (c)	$65.9	$235.7	$83.9	$241.4
(a)	At May 29, 2022, Lamb Weston had approximately $7.6 million of gross ($1.6 million after-tax) foreign net operating loss carryforwards, which will not expire. Lamb Weston also had a foreign tax credit carryforward of $1.2 million, which will expire by fiscal 2032, and a state business credit carryforward of $1.7 million, which will expire by fiscal 2036.

(b)	The valuation allowance is predominantly related to non-amortizable intangible assets. The net impact on income tax expense related to changes in the valuation allowance, including net operating loss carryforwards, was zero in fiscal 2022, 2021, and 2020.

(c)	Deferred tax assets of $2.7 million and $2.2 million as of May 29, 2022 and May 30, 2021, respectively, were presented in “Other assets.” Deferred tax liabilities of $172.5 million and $159.7 million as of May 29, 2022 and May 30, 2021, respectively, were presented in “Deferred income taxes” as “Long-term liabilities” on the Consolidated Balance Sheets. The deferred tax asset and liability net position is determined by tax jurisdiction.

The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for global intangible low-taxed income (“GILTI”) or treat them as a tax cost in the year incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes on temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.

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

Uncertain Tax Positions

The aggregate changes in the gross amount of unrecognized tax benefits, excluding interest and penalties consisted of the following:

	For the Fiscal Years Ended May
(in millions)	2022	2021	2020
Beginning balance	$37.1	$31.3	$21.7
Decreases from positions established during prior fiscal years	—	—	—
Increases from positions established during current and prior fiscal years	9.5	8.7	10.3
Decreases relating to settlements with taxing authorities	(1.0)	(0.8)	—
Expiration of statute of limitations	(5.2)	(2.1)	(0.7)
Ending balance (a)	$40.4	$37.1	$31.3
(a)	If we were to prevail on the unrecognized tax benefits recorded as of May 29, 2022 and May 30, 2021, it would result in a tax benefit of $34.3 million and $31.6 million, respectively, and a reduction in the effective tax rate. The ending balances exclude $7.3 million and $7.2 million of gross interest and penalties in fiscal 2022 and 2021, respectively. We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

Lamb Weston conducts business and files tax returns in numerous countries, states, and local jurisdictions. We do not have any significant open tax audits. Major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years. The expiration of statute of limitations could reduce the uncertain tax positions by approximately $5 million during the next 12 months.

Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain U.S. federal, state, and non-U.S. tax audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits. The estimated impact on income tax expense and net income is not expected to be significant.

4.    EQUITY METHOD INVESTMENTS

Our equity method investments were as follows:

	May 29, 2022		May 30, 2021
	Carrying	Ownership	Carrying	Ownership
(in millions, except ownership interest)	Value	Interest	Value	Interest
LWM (a)	$211.2	50%	$263.3	50%
Lamb Weston Alimentos Modernos S.A. ("LWAMSA") (b)	26.1	50%	28.8	50%
Lamb-Weston/RDO Frozen ("Lamb Weston RDO") (c)	19.4	50%	17.4	50%
Other	0.7	50%	0.7	50%
	$257.4		$310.2

(a)	LWM is a joint venture with Meijer Frozen Foods B.V., headquartered in the Netherlands that manufactures and sells frozen potato products principally in Europe and the Middle East.

(b)	LWAMSA is a joint venture with Selprey S.A., a wholly owned subsidiary of Sociedad Comercial del Plata S.A., that is headquartered in Argentina. LWAMSA manufactures and sells frozen potato products principally in South America.

(c)	Lamb Weston RDO is a joint venture with RDO Frozen Co., that operates a potato processing facility in the U.S.

Summarized combined financial information for our equity method investments were as follows:

	For the Fiscal Years Ended May
(in millions)	2022	2021	2020
Net sales	$1,333.8	$1,169.5	$1,137.7
Gross profit	203.8	196.5	145.8
Income from operations	106.9	97.5	59.8
Net income (loss) (a)	(21.4)	103.9	58.7

	May 29,	May 30,
(in millions)	2022 (a)	2021
Current assets	$557.3	$516.1
Noncurrent assets	487.1	627.6
Current liabilities	374.9	366.3
Noncurrent liabilities	170.3	147.3
(a)	LWM recorded a $125.4 million charge to write-off its net investment in its joint venture in Russia, which is included in the fiscal 2022 net loss and the current and noncurrent assets and liabilities. Our portion of the non-cash impairment charge was $62.7 million.

We made the following sales to and purchases from our equity method affiliates, primarily for finished products sold to or purchased from our joint ventures. We also provided services, such as sales and marketing services, to our joint ventures that are recorded as a reduction to “Selling, general and administrative expenses” in our Consolidated Statements of Earnings. We also received dividends. The following table summarizes the activity with all our equity method affiliates:

	For the Fiscal Years Ended May
(in millions)	2022	2021	2020
Sales	$14.3	$15.3	$27.8
Purchases	21.0	5.2	8.6
Services provided	15.6	19.3	17.6
Dividends received	19.2	18.8	29.0

As of May 29, 2022 and May 30, 2021, we had receivables included in “Receivables” on our Consolidated Balance Sheets from our joint ventures of $11.0 million (which includes a $5.0 million note to Lamb Weston RDO) and $6.3 million, respectively.

We have an agreement to share the costs of our global ERP system and related software and services with LWM. Under the terms of the agreement, LWM will pay us for the majority of its portion of the ERP costs in five equal annual payments, plus interest, beginning in the period the system is deployed at LWM. As of May 29, 2022 and May 30, 2021, LWM’s portion of the ERP costs totaled $23.4 million and $16.8 million, respectively. We had $20.5 million and $13.2 million of receivables recorded in ‘Other assets” on our Consolidated Balance Sheets at May 29, 2022 and May 30, 2021, respectively. We expect the total receivable from LWM to increase as development and implementation of the next phase of our ERP continues in fiscal 2023.

On July 5, 2022, we acquired an additional forty percent interest in LWAMSA for approximately $42 million, increasing our total ownership of LWAMSA from fifty percent to ninety percent. Following this acquisition, we will consolidate LWAMSA’s results in our consolidated financial statements.

5.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, for fiscal years 2022 and 2021:

(in millions)	Global	Foodservice	Retail	Other	Total
Balance at May 31, 2020	$245.6	$42.8	$10.9	$4.5	$303.8
Foreign currency translation adjustment	30.7	—	—	—	30.7
Balance at May 30, 2021	276.3	42.8	10.9	4.5	334.5
Foreign currency translation adjustment	(16.5)	—	—	—	(16.5)
Balance at May 29, 2022	$259.8	$42.8	$10.9	$4.5	$318.0

Other identifiable intangible assets were as follows:

	May 29, 2022				May 30, 2021
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
(dollars in millions)	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	10	41.4	(25.7)	15.7	11	42.2	(23.3)	18.9
		$59.4	$(25.7)	$33.7		$60.2	$(23.3)	$36.9
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally comprised of licensing agreements, brands, and customer relationships. In addition, developed technology is recorded as “Other assets” on our Consolidated Balance Sheets. Amortization expense, including developed technology, was $5.8 million, $5.0 million, and $2.5 million in fiscal 2022, 2021, and 2020, respectively. Foreign intangible assets are affected by foreign currency translation.

Based on current intangibles subject to amortization, we expect intangible asset amortization expense, excluding developed technology, will be approximately $2.6 million and $2.0 million in fiscal 2023 and 2024, respectively, $1.8 million in fiscal 2025, 2026, and 2027, and approximately $5.7 million thereafter.

Impairment Testing

During the annual goodwill impairment test we performed in the fourth quarter of fiscal 2022, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Based on the results of the qualitative impairment test, we determined that it was not more likely than not that the fair value was less than the carrying value of our Global, Foodservice, Retail, and Other reporting units. Additionally, we completed our tests of our non-amortizing intangibles in the fourth quarter of fiscal 2022 and there was no indication of intangible asset impairment.

6.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	May 29,	May 30,
(in millions)	2022	2021
Compensation and benefits	$81.0	$83.2
Accrued interest	42.1	7.9
Accrued trade promotions	41.2	39.9
Dividends payable to shareholders	35.3	34.4
Current portion of operating lease obligations	22.4	29.1
Franchise, property, and sales and use taxes	10.4	11.3
Other	31.9	21.1
Accrued liabilities	$264.3	$226.9

7.   DEBT AND FINANCING OBLIGATIONS

The components of our debt, including financing obligations, were as follows:

	May 29,	May 30,
(in millions)	2022	2021
Long-term debt:
Term A-1 loan facility, due June 2024	$258.7	$273.8
Term A-2 loan facility, due April 2025	296.6	312.8
RMB loan facility, due February 2027	19.7	—
4.625% senior notes, due November 2024	—	833.0
4.875% senior notes, due November 2026	—	833.0
4.875% senior notes, due May 2028	500.0	500.0
4.125% senior notes, due January 2030	970.0	—
4.375% senior notes, due January 2032	700.0	—
	2,745.0	2,752.6
Financing obligations:
Lease financing obligations due on various dates through 2040 (a)	7.0	7.3

Total debt and financing obligations	2,752.0	2,759.9
Debt issuance costs (b)	(24.0)	(22.5)
Current portion of long-term debt and financing obligations	(32.2)	(32.0)
Long-term debt and financing obligations, excluding current portion	$2,695.8	$2,705.4
(a)	The interest rates on our lease financing obligations ranged from 2.08% to 3.32% at May 29, 2022 and 2.49% to 4.10% at May 30, 2021, respectively. For more information on our lease financing obligations, see Note 8, Leases.

(b)	Excludes debt issuance costs of $3.3 million and $2.1 million as of May 29, 2022 and May 30, 2021, respectively, related to our Amended Revolving Credit Facility, which are recorded in “Other assets” on our Consolidated Balance Sheets. In fiscal 2022, 2021, and 2020, we recorded $4.8 million, $6.1 million, and $6.2 million, respectively, of amortization expense in “Interest expense” in our Consolidated Statements of Earnings. Fiscal 2022 also included a $13.7 million write-off of debt issuance costs associated with our senior notes due 2024 and 2026 which were redeemed.

Revolving Credit Facility

We are party to a senior secured credit agreement, dated as of November 9, 2016, with a syndicate of lenders. On August 11, 2021, we amended the credit agreement to, among other things, increase the aggregate principal amount of available revolving credit facility borrowings to $1.0 billion and extend the maturity date to August 11, 2026 (“Amended Revolving Credit Facility”). In addition, we may add incremental term loan facilities, increase commitments and/or add new revolving commitments in an aggregate principal amount of $650.0 million or greater based on conditions described in the agreement. Borrowings under the Amended Revolving Credit Facility bear interest at LIBOR, the Base Rate, the Alternative Currency Daily Rate, or the Alternative Currency Term Rate (each as defined in the Amended Revolving Credit Facility) plus an applicable rate ranging from 1.125% to 1.75% for LIBOR-based loans, Alternative Currency Daily Rate-based loans, and Alternative Currency Term Rate-based loans and from 0.125% to 0.75% for Base Rate-based loans, depending upon our consolidated net leverage ratio. In addition to paying interest, we pay an annual commitment fee for undrawn amounts at a rate of 0.15% to 0.25%, depending on our consolidated net leverage ratio. The Amended Revolving Credit Facility requires us to maintain a consolidated net leverage ratio no greater than 5.00 to 1.00, decreasing to 4.75 to 1.00 on February 23, 2025 through maturity; and an interest coverage ratio no less than 2.75 to 1.00.

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

At May 29, 2022, we had no borrowings outstanding under our Amended Revolving Credit Facility. At May 29, 2022, we had $994.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million. During the fifty-two weeks ended May 29, 2022, we had no borrowings under our revolving credit facility. For the period from June 1, 2020 through May 30, 2021, the weighted average interest rate for our outstanding borrowings under the revolving credit facility was 1.68%.

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

Borrowings under the Term A-1 Loan Facility bear interest, before anticipated patronage dividends, at LIBOR or the Base Rate (as defined in the Term A-1 Loan Facility agreement) plus an applicable margin ranging from 1.625% to 2.375% for LIBOR-based loans and from 0.625% to 1.375% for Base Rate-based loans, depending upon our consolidated net leverage ratio. During the years ended May 29, 2022 and May 30, 2021, the average interest rate on the Term A-1 Loan Facility was approximately 1.86% and 1.77%, respectively. We have received and expect to continue receiving patronage dividends under the Term A-1 Loan Facility. After giving effect to expected patronage dividends, the effective average interest rate on the Term A-1 Loan Facility was approximately 0.98% and 0.95%, for the years ended May 29, 2022 and May 30, 2021, respectively.

On April 20, 2020, we amended the Term A-1 Loan Facility agreement to, among other things, provide for a new $325.0 million term loan facility (“Term A-2 Loan Facility”). Borrowings under the Term A-2 Loan Facility bear interest, before anticipated patronage dividends, at LIBOR or the Base Rate (as defined in the Term A-2 Loan Facility agreement) plus an applicable rate ranging from 1.850% to 2.600% for LIBOR-based loans and from 0.850% to 1.600% for Base Rate-based loans, depending on our consolidated net leverage ratio. Borrowings on the Term A-2 Loan Facility amortize in equal quarterly installments for a total of 5% annually, with the balance payable in April 2025. During the years ended May 29, 2022 and May 30, 2021, the average interest rate on the Term A-2 Loan Facility was approximately 2.15% and 2.34%, respectively. We have received and expect to continue receiving patronage dividends under the Term A-2 Loan

Facility. After giving effect to expected patronage dividends, the effective average interest rate on the Term A-2 Loan Facility was approximately 1.33% and 1.53%, for the years ended May 29, 2022 and May 30, 2021, respectively.

The Term A-1 and A-2 Loan Facilities are unconditionally guaranteed by the same subsidiaries as the Amended Revolving Credit Facility. Borrowings under the Term A-1 and A-2 Loan Facilities may be prepaid without premium or penalty and once repaid, cannot be reborrowed.

On August 11, 2021, in connection with the Amended Revolving Credit Facility, we amended the credit agreement relating to our Term A-1 and A-2 Loan Facilities, to, among other things, modify the term loan facilities to make conforming changes to the covenants under the agreement. Under the amended Term A-1 and A-2 Loan Facilities, we are required to maintain a consolidated net leverage ratio no greater than 5.00 to 1.00, decreasing to 4.75 to 1.00 on February 23, 2025 through maturity; and an interest coverage ratio no less than 2.75 to 1.00.

RMB Loan Facility

On February 18, 2022, our wholly owned subsidiary, Ulanqab Lamb Weston Food Co., Ltd., entered into a facility agreement with certain lenders and HSBC Bank (China) Company Limited, Shanghai Branch, as the facility agent, providing for a RMB 1,079.0 million (approximately $161 million based on prevailing interest exchange rates on May 29, 2022) term loan facility (the “RMB Loan Facility”). Borrowings under the RMB Loan Facility bear interest at the prime rate for five-year loans published by the PRC National Interbank Funding Center plus 0.30%. The RMB Loan Facility matures on February 18, 2027. The RMB Loan Facility contains covenants that are standard for credit facilities originated in the People’s Republic of China, including, among others, covenants with regards to mergers and consolidations and asset sales, and is subject to acceleration upon various events of default. Payment obligations under the RMB Loan Facility are unconditionally guaranteed by Lamb Weston. The effective average interest rate on this facility was 4.75% for the year ended May 29, 2022.

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

The 2028 Notes are senior unsecured obligations and rank equally with all of our current and future senior indebtedness (including the 2030 and 2032 Notes), rank senior to all our current and future subordinated indebtedness and are subordinated to all of our current and future secured indebtedness (including all borrowings with respect to the Amended Revolving Credit Facility and Term A-1 and A-2 Loan Facilities to the extent of the value of the assets securing such indebtedness). Interest on the 2028 Notes is due semiannually. Upon a change of control (as defined in the indenture governing the 2028 Notes), we must offer to repurchase the 2028 Notes at 101% of the principal amount of the notes, plus accrued and unpaid interest.

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

The indenture governing the 2028 Notes contain covenants that, subject to exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things: incur, assume or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make loans and investments; incur or suffer to exist liens; sell, transfer or otherwise dispose of assets; enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; engage in transactions with affiliates; designate subsidiaries as unrestricted or restricted; and consolidate, merge, amalgamate or transfer all or substantially all of our assets. If in the future the 2028 Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, and no default or event of default has occurred and is continuing under the indenture, certain of these covenants will, thereafter, no longer apply to the 2028 Notes for so long as the 2028 Notes are rated investment grade by the two rating agencies. The indenture contains customary events of default that are substantially similar to the 2030 Notes and 2032 Notes discussed below.

4.125% Senior Notes due 2030 and 4.375% Senior Notes due 2032

On November 8, 2021, we issued (i) $970.0 million aggregate principal amount of 4.125% senior notes due 2030 (“2030 Notes”) and (ii) $700.0 million aggregate principal amount of 4.375% senior notes due 2032 (“2032 Notes” and, together with the 2030 Notes, the “Notes”) pursuant to indentures, dated as of November 8, 2021 (together, the “Indentures”), among Lamb Weston, as issuer, certain of our subsidiaries named therein as guarantors and Computershare Trust Company, N.A., as trustee. Our obligations under the Notes are unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries that guarantee our obligations under our existing credit facilities.

Interest payments on the Notes are due semi-annually each January 31 and July 31, with the first interest payment due on July 31, 2022. The 2030 Notes and 2032 Notes will mature on January 31, 2030 and 2032, respectively, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the applicable Indenture.

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

4.625% Senior Notes due 2024 and 4.875% Senior Notes due 2026

On November 18, 2021, we used the net proceeds of the issuance of the 2030 Notes and 2032 Notes, together with cash on hand, to redeem all of our outstanding $833.0 million aggregate principal amount of 4.625% senior notes due 2024 (the “2024 Notes”) and $833.0 million aggregate principal amount of 4.875% senior notes due 2026 (the “2026 Notes”). The 2024 Notes were redeemed at a price of 102.313% of the principal amount and the 2026 Notes were redeemed at a price of 102.438% of the principal amount. The call premium for the 2024 Notes and 2026 Notes was $39.6 million (included in the redemption prices noted above) and in connection with these redemptions, we also wrote off $13.7 million of previously unamortized debt issuance costs. Both of these amounts are included as “Interest Expense, net” in our Consolidated Statements of Earnings for the fifty-two weeks ended May 29, 2022.

Other Credit Facilities

At May 29, 2022 and May 30, 2021, one of our subsidiaries had $53.7 million and $56.5 million, respectively, of availability under an overdraft line of credit facility with a financial institution with no borrowings outstanding. Borrowings under this facility bear interest at an effective rate of 3.915% as of both May 29, 2022 and May 30, 2021, and may be prepaid without penalty. We guarantee the full amount of our subsidiary’s obligations to the financial institution up to the maximum amount of borrowings under the credit facility.

Debt Maturities

The aggregate minimum principal maturities of our long-term debt, including current portion, for the next five fiscal years and thereafter, are as follows:

(in millions)	Debt (a)
2023	$31.3
2024	31.3
2025	493.5
2026	1.6
2027	17.3
Thereafter	2,170.0
$2,745.0

(a)	See Note 8, Leases, for maturities of our lease financing obligations.

Other

During fiscal 2022, 2021, and 2020, we paid $80.6 million, $120.6 million, and $105.7 million, respectively, of interest on debt.

8.    LEASES

We lease various real estate, including certain operating facilities, warehouses, office space, and land. We also lease material handling equipment, vehicles, and certain other equipment. Our leases have remaining lease terms of one to 18 years.

The components of total lease costs, net, consisted of the following:

	For the Fiscal Year Ended May (a)
(in millions)	2022	2021	2020
Operating lease costs	$33.9	$33.2	$29.7
Short-term and variable lease costs	7.8	9.0	5.8
Sublease income	(4.9)	(3.4)	(2.7)
Finance lease costs:
Amortization of lease assets	1.1	1.9	3.2
Interest on lease obligations	0.2	0.3	0.6
Total lease costs, net	$38.1	$41.0	$36.6

(a)	Supply-chain-related lease costs are included in “Cost of sales,” and the remainder is recorded in “Selling, general, and administrative expenses,” in our Consolidated Statements of Earnings. Interest on finance lease obligations is included in “Interest expense, net,” in our Consolidated Statements of Earnings.

Operating and finance leases, with initial terms greater than one year, were as follows:

		May 29,	May 30,
(in millions)	Classification	2022	2021
Assets:
Operating lease assets	Operating lease assets	$119.0	$141.7
Finance lease assets	Property, plant and equipment, net (a)	4.4	5.4
Total leased assets		$123.4	$147.1

Liabilities:
Lease obligations due within one year:
Operating lease obligations	Accrued liabilities	$22.4	$29.1
Finance lease obligations	Current portion of long-term debt and financing obligations	0.9	0.7
Long-term lease obligations:
Operating lease obligations	Other noncurrent liabilities	104.7	120.3
Finance lease obligations	Long-term debt and financing obligations, excluding current portion	6.1	6.6
Total lease obligations		$134.1	$156.7
(a)	Finance leases are net of accumulated amortization of $5.8 million and $4.7 million at May 29, 2022 and May 30, 2021, respectively.

The maturities of our lease obligations for operating and finance leases at May 29, 2022 for the next five fiscal years and thereafter are as follows:

	Operating	Finance
(in millions, except for lease term and discount rate amounts)	Leases	Leases
2023	$25.2	$1.2
2024	21.3	1.1
2025	18.9	1.0
2026	15.9	0.8
2027	14.9	0.6
Thereafter	52.8	4.1
Total lease payments	149.0	8.8
Less: Interest	(21.9)	(1.8)
Present value of lease obligations	$127.1	$7.0

Weighted-average remaining lease term (years)	7.4	13.4
Weighted-average discount rate	4.0%	3.1%

Supplemental cash flow information related to leases was as follows:

	For the Fiscal Years Ended May
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$29.1	$30.9	$26.8
Financing cash flows for finance leases	1.1	1.7	2.6

Noncash investing and financing activities:
Assets obtained in exchange for new operating lease obligations	1.4	5.2	41.4
Assets obtained in exchange for new finance lease obligations	0.5	—	2.2

9.   EMPLOYEE BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFITS

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

Other Plans

Eligible U.S. employees participate in a contributory defined contribution plan (“the Plan”). The Plan permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Regardless of employee participation level, we generally provide a 3% contribution. In addition to this, we will generally match 100% of the first 6% of the participating employee’s contribution election. The Plan’s matching contributions have a five-year graded vesting with 20% vesting each year. We made employer-matching contributions of $30.5 million, $28.8 million, and $28.7 million in fiscal 2022, 2021, and 2020, respectively.

We sponsor a deferred compensation savings plan that permits eligible employees to continue to make deferrals and receive company matching contributions when their contributions to the defined contribution plan are stopped due to limitations under U.S. tax law. In addition, we sponsor a deferred compensation plan for non-employee directors that allow directors to defer their cash compensation and stock awards. Both deferred compensation plans are unfunded nonqualified defined contribution plans. Participant deferrals and company matching contributions (for the employee deferred compensation plan only) are not invested in separate trusts, but are paid directly from our general assets at the time benefits become due and payable. At May 29, 2022 and May 30, 2021, we had $21.6 million and $23.5 million, respectively, of liabilities attributable to participation in our deferred compensation plan recorded on our Consolidated Balance Sheets.

Obligations and Funded Status of Defined Benefit Pension and Other Post-retirement Benefit Plans

The funded status of our plans is based on company contributions, benefit payments, the plan asset investment return, the discount rate used to measure the liability, and expected participant longevity. The following table, which includes only company-sponsored defined benefit and other post-retirement benefit plans, reconciles the beginning and ending balances of the projected benefit obligation and the fair value of plan assets. We recognize the unfunded status of these plans on the Consolidated Balance Sheets, and we recognize changes in funded status in the year changes occur through the Consolidated Statements of Comprehensive Income:

	For the Fiscal Years Ended May
	2022		2021
(in millions)	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan
Change in benefit obligation
Benefit obligation at beginning of year	$41.5	$6.5	$37.3	$6.5
Service cost	2.1	—	3.0	—
Interest cost	1.3	0.1	1.2	0.1
Participant contributions	—	0.3	—	0.3
Plan amendments	0.1	—	—	—
Benefits paid	(0.4)	(0.3)	(0.5)	(0.2)
Actuarial (gain) loss	(8.5)	(1.1)	0.5	(0.2)
Benefit obligation at fiscal year end	$36.1	$5.5	$41.5	$6.5

Accumulated benefit obligation portion of above	$36.1		$41.5

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$28.1	$—	$27.2	$—
Actual return on plan assets	(4.6)	—	(2.0)	—
Company contributions	2.0	—	3.4	—
Participant contributions	—	0.3	—	0.3
Benefits paid	(0.4)	(0.3)	(0.5)	(0.2)
Other	—	—	—	(0.1)
Fair value of plan assets at end of year	$25.1	$—	$28.1	$—

Underfunded status	$(11.0)	$(5.5)	$(13.4)	$(6.5)

Amounts recognized on Consolidated Balance Sheets
Accrued liabilities	$—	$(0.3)	$—	$(0.3)
Other noncurrent liabilities	(11.0)	(5.2)	(13.4)	(6.2)
Accrued obligation recognized	$(11.0)	$(5.5)	$(13.4)	$(6.5)

Amounts recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial (gain) loss	$4.6	$(0.4)	$7.7	$0.7
Prior service benefit	0.1	—	—	—
Total	$4.7	$(0.4)	$7.7	$0.7

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost were as follows:

	For the Fiscal Years Ended May
	2022		2021		2020
	Pension	Post-Retirement	Pension	Post-Retirement	Pension	Post-Retirement
(in millions)	Plans	Plan	Plans	Plan	Plans	Plan
Service cost	$2.1	$—	$3.0	$—	$3.1	$—
Interest cost	1.3	0.1	1.2	0.1	1.1	0.2
Expected return on plan assets	(1.2)	—	(0.8)	—	(0.9)	—
Net amortization of unrecognized amounts
Actuarial loss	0.4	—	0.1	0.2	0.2	0.6
Net periodic benefit cost (a)	$2.6	$0.1	$3.5	$0.3	$3.5	$0.8

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Prior service cost	$0.1	$—	$—	$—	$—	$—
Actuarial (gain) loss	(2.7)	(1.1)	3.4	(0.2)	0.6	(1.0)
Amortization of actuarial loss (b)	(0.4)	—	(0.1)	(0.2)	(0.2)	(0.6)
Total recognized in other comprehensive loss (income)	$(3.0)	$(1.1)	$3.3	$(0.4)	$0.4	$(1.6)

Total recognized in net periodic benefit cost and other comprehensive loss (income) (pre-tax)	$(0.4)	$(1.0)	$6.8	$(0.1)	$3.9	$(0.8)
(a)	Pension service costs are allocated to operations and reflected in “Cost of sales” and expected returns on pension assets and interest costs are reflected in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

The decrease in fiscal 2022 net periodic benefit cost, compared with fiscal 2021 and 2020, reflects amendments to the pension plans so that no future benefits accrue after certain dates. We did not recognize a curtailment gain or loss with any of the amendments.

(b)	Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in our plans (which is between six to ten years for our pension plans and approximately two years for our post-retirement benefit plan), to the extent that losses are not offset by gains in subsequent years.

Assumptions

The actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit and post-retirement plans are as follows:

	For the Fiscal Years Ended May
	2022		2021		2020
	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan	Pension Plans	Post-Retirement Plan
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.42%	4.41%	3.11%	2.82%	3.14%	2.85%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.11%	2.82%	3.14%	2.85%	4.01%	3.81%
Expected return on plan assets	4.00%	N/A	2.90%	N/A	5.12%	N/A

Discount Rate Assumption. The discount rate reflects the current rate at which the pension and post-retirement benefit obligations could be settled on the measurement date: May 29, 2022. The discount rate assumption used to calculate the present value of pension and post-retirement benefit obligations reflects the rates available on high-quality bonds on May 29, 2022. The bonds included in the models reflect anticipated investments that would be made to match the expected monthly benefit payments over time. The plans’ projected cash flows were duration-matched to these models to develop an appropriate discount rate. The discount rate we will use in fiscal 2023 to calculate the net periodic pension benefit cost and post-retirement benefit cost is 4.42% and 4.41%, respectively.

Asset Return Assumption: Our investment strategies are governed by our Employee Benefits Investment Committee. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plan as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of fiscal 2023 net periodic pension benefit cost is 2.00%.

Health Care Cost Trend Rate Assumptions. We review external data and historical trends for health care costs to determine our health care cost trend rate assumptions. We assumed health care cost trend rates for our post-retirement benefit plan obligation as follows:

	2022	2021	2020
Health care cost trend rate assumed for next year (Pre65)	7.00%	6.19%	6.75%
Ultimate health care cost trend rate	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2024	2024

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

Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk, all of which are subject to change. Due to the level of risk associated with some investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term, and such changes could materially affect the reported amounts:

	Fair Value Measurements at May 29, 2022
	Quoted Market Prices in Active Markets for Identical Assets	Significant Observable Market-Based Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$—	$—	$0.1
Equity securities:
U.S. equity securities (a)	—	4.2	—	4.2
International equity securities (a)	—	3.6	—	3.6
Fixed income securities:
Government securities (b)	17.2	—	—	17.2
Total assets	$17.3	$7.8	$—	$25.1

	Fair Value Measurements at May 30, 2021
	Quoted Market Prices in Active Markets for Identical Assets	Significant Observable Market-Based Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.4	$—	$—	$0.4
Equity securities:
U.S. equity securities (a)	—	4.7	—	4.7
International equity securities (a)	—	3.7	—	3.7
Fixed income securities:
Government securities (b)	19.3	—	—	19.3
Total assets	$19.7	$8.4	$—	$28.1
(a)	Includes investments in common/collective trust funds that are valued using net asset values (“NAV”) provided by the administrator of the funds. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. While the underlying assets are actively traded on an exchange, the funds are not. There are currently no redemption restrictions or unfunded commitments on these investments. There are certain funds with thirty-day redeemable notice requirements.

(b)	Includes investments in exchange-traded funds based on quoted prices in active markets.

Funding and Cash Flows

We make pension plan contributions that are sufficient to fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended. From time to time, we may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In fiscal 2022, we made $2.0 million of discretionary contributions to our qualified plan. There are no minimum required contributions in fiscal 2023, however, in July 2022, we made a $2.0 million discretionary contribution to our qualified pension plan. We continually reassess the amount and timing of discretionary contributions, if any.

The following are estimated benefit payments to be paid to current plan participants by fiscal year. Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

(in millions)	Pension Plans	Post-Retirement Plan
2023	$0.7	$0.3
2024	0.9	0.3
2025	1.1	0.4
2026	1.3	0.4
2027	1.5	0.4
2028-2032	9.9	2.0

10.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan, which was amended in July 2017 (“Stock Plan”). The Compensation and Human Capital Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. At May 29, 2022, we had 10.0 million shares authorized under the Stock Plan, and 7.2 million were available for future grant.

RSUs and Performance Shares

We grant RSUs to eligible employees and non-employee directors. The employee RSUs generally vest over a three-year period while the non-employee director RSUs generally vest after one year. We estimate the fair value of the RSUs based upon the market price of our common stock on the date of grant. Compensation expense is recognized over the period the employee or non-employee director provides service in exchange for the award.

Performance Shares are granted to certain executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. Awards actually earned range from 0% to 200% of the targeted number of Performance Shares for each of the performance periods. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the Stock Plan, any shares earned will generally vest over a three-year period. The value of the Performance Shares is adjusted based upon the market price of our common stock and the anticipated attainment of Company-wide performance goals at the end of each reporting period and amortized as compensation expense over the vesting period.

The following table summarizes stock-based compensation activity for fiscal 2022:

	RSUs		Performance Shares
		Weighted-		Weighted-
		Average		Average
		Grant-		Grant-
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Outstanding at May 30, 2021	675,302	$66.34	335,445	$67.02
Granted (a)	404,131	65.46	135,204	67.12
Vested (b)	(196,230)	68.64	(133,039)	69.50
Forfeited/expired/cancelled	(75,476)	67.34	(27,613)	63.94
Outstanding at May 29, 2022	807,727	$65.25	309,997	$66.27
(a)	Granted represents new grants and dividend equivalents accrued.

(b)	The aggregate fair value of awards that vested in fiscal 2022, 2021, and 2020 was $22.4 million, $29.3 million, and $24.9 million, respectively, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

Compensation Expense

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows:

	For the Fiscal Years Ended May
(in millions)	2022	2021	2020
Stock-settled RSUs	$15.1	$13.9	$12.9
Performance Shares	6.2	6.7	9.8
Stock options	—	—	0.1
Stock-settled compensation expense	21.3	20.6	22.8
Cash-settled RSUs	—	—	1.0
Total compensation expense	21.3	20.6	23.8
Income tax benefit (a)	(3.9)	(3.7)	(4.6)
Total compensation expense, net of tax benefit	$17.4	$16.9	$19.2
(a)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at May 29, 2022, total unrecognized compensation expense related to stock-based awards was as follows:

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
(in millions, except data in years)	Expense	Period (in years)
Stock-settled RSUs	$23.9	2.0
Performance Shares	7.1	1.8
Total unrecognized compensation expense	$31.0	2.0

11.   FAIR VALUE MEASUREMENTS

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 29, 2022 and May 30, 2021:

	As of May 29, 2022
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Pension plan assets	$17.3	$7.8	$—	$25.1
Derivative assets (a)	—	7.0	—	7.0
Deferred compensation liabilities (b)	—	(21.6)	—	(21.6)
Fair value, net	$17.3	$(6.8)	$—	$10.5

	As of May 30, 2021
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Pension plan assets	$19.7	$8.4	$—	$28.1
Derivative assets (a)	—	15.3	—	15.3
Deferred compensation liabilities (b)	—	(23.5)	—	(23.5)
Fair value, net	$19.7	$0.2	$—	$19.9
(a)	Derivative assets included in Level 2 primarily represent commodity swap and option contracts. The fair values of our Level 2 derivative assets were determined using valuation models that use market observable inputs including both forward and spot prices for commodities. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not. Deferred compensation liabilities are primarily presented within “Other noncurrent liabilities” on our Consolidated Balance Sheets.

The fair values of cash equivalents, receivables, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

Non-financial assets such as property, plant and equipment, and intangible assets are recorded at fair value only if an impairment is recognized. Cost and equity investments are measured at fair value on a non-recurring basis.

At May 29, 2022, we had $2,170.0 million of fixed-rate and $575.0 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at May 29, 2022 was estimated to be $2,040.8 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy that is described above. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

Our certificate of incorporation authorizes 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 144,071,428 shares of common stock issued and outstanding as of May 29, 2022. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding on May 29, 2022.

Share Repurchase Program

In December 2018, our Board of Directors authorized a program, with no expiration date, to repurchase shares of our common stock in an amount not to exceed $250.0 million in the aggregate, on an opportunistic basis. In December 2021, our Board of Directors authorized the repurchase of an additional $250.0 million of our common stock under this share repurchase program. During fiscal 2022, we purchased 2,407,184 shares for $150.7 million, or a weighted-average price of $62.59 per share. As of May 29, 2022, $268.9 million remained authorized for repurchase under the program.

Dividends

During fiscal 2022, 2021, and 2020, we paid $138.4 million, $135.3 million, and $121.3 million, respectively, of dividends to common stockholders. On July 20, 2022, our Board of Directors declared a dividend of $0.245 per share of common stock. The dividend will be paid on September 2, 2022, to stockholders of record as of the close of business on August 5, 2022.

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

Changes in AOCI, net of tax, as of May 29, 2022, were as follows:

	Foreign				Accumulated
	Currency	Pension and			Other
	Translation	Post-Retirement			Comprehensive
(in millions)	Gains (Losses)	Benefits		Other	Income (Loss)
Balance as of May 30, 2021	$36.0	$(6.5)		$—	$29.5
Other comprehensive income before reclassifications, net of tax	(48.9)	2.9		0.7	(45.3)
Amounts reclassified out of AOCI, net of tax	—	0.3	(a)	(0.1)	0.2
Net current-period other comprehensive income (loss)	(48.9)	3.2		0.6	(45.1)
Balance as of May 29, 2022	$(12.9)	$(3.3)		$0.6	$(15.6)
(a)	These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 9, Employee Benefit Plans and Other Post-Retirement Benefits, for additional information.

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

	For the Fiscal Years Ended May
(in millions)	2022	2021	2020
Net sales
Global	$2,064.2	$1,911.5	$1,973.6
Foodservice	1,318.2	1,017.3	1,069.1
Retail	594.6	603.4	595.5
Other	121.9	138.7	154.2
Total net sales	4,098.9	3,670.9	3,792.4
Product contribution margin (a)
Global	252.2	306.2	374.5
Foodservice	449.3	340.0	356.0
Retail	109.4	120.2	117.6
Other (b)	2.2	47.8	24.1
	813.1	814.2	872.2
Add: Advertising and promotion expenses (a)	18.9	17.8	23.0
Gross profit	832.0	832.0	895.2
Selling, general and administrative expenses	387.6	357.2	338.3
Income from operations	444.4	474.8	556.9
Interest expense, net (c)	161.0	118.3	108.0
Income tax expense	71.8	90.5	112.3
Equity method investment earnings (loss) (d)	(10.7)	51.8	29.3
Net income	$200.9	$317.8	$365.9
(a)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with segment performance.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

(c)	The fiscal year ended May 29, 2022, includes a loss on extinguishment of debt of $53.3 million, which includes a call premium of $39.6 million related to the redemption of the 2024 Notes and 2026 Notes, and the write-off of $13.7 million of previously unamortized debt issuance costs associated with those notes.

(d)	In May 2022, LWM announced its intent to withdraw from its joint venture investment in Russia. As a result, LWM determined that its net investment in Russia was impaired and recognized a non-cash impairment charge, of which our portion was $62.7 million.

Assets by Segment

The manufacturing assets of Lamb Weston are shared across all reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.

Concentrations

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 10% of our consolidated net sales in fiscal 2022, 11% of our consolidated net sales in fiscal 2021, and 10% of our consolidated net sales in fiscal 2020. Sales to McDonald’s Corporation are included in our Global segment.

Other Information

The net sales of each of our Global, Foodservice, and Retail reporting segments are comprised of sales of frozen potato and frozen sweet potato products. The net sales of our Other reporting segment include:

	For the Fiscal Years Ended May
(in millions)	2022	2021	2020
Net sales
Vegetable	$74.9	$91.3	$104.9
Byproducts	33.5	36.1	36.4
Dairy	13.5	11.3	12.9
Total net sales	$121.9	$138.7	$154.2

Our operations are principally in the U.S. With respect to operations outside of the U.S., no single foreign country or geographic region was significant with respect to consolidated operations in fiscal 2022, 2021, and 2020. Foreign net sales, including sales by domestic segments to customers located outside of the U.S., were $682.7 million, $700.2 million, and $776.4 million in fiscal 2022, 2021, and 2020, respectively. Our long-lived assets located outside of the U.S. are not significant.

Labor

At May 29, 2022, we had approximately 8,000 employees, of which approximately 800 of these employees work outside of the U.S. Approximately 22% of our employees are parties to collective bargaining agreements with terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times over the next several years.

14.   COMMITMENTS, CONTINGENCIES, GUARANTEES, AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 7, Debt and Financing Obligations), lease obligations (discussed in Note 8, Leases), purchase obligations and capital commitments for goods and services, and legal proceedings (discussed below).

Purchase Obligations and Capital Commitments

A summary of our purchase obligations, excluding capital commitments, as of May 29, 2022 are as follows. The expected timing of payments of the obligations in the table are estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations:

(in millions)	Purchase Obligations
2023	$82.9
2024	72.2
2025	60.9
2026	29.3
2027	26.0
Thereafter	380.5
Total (a)	$651.8
(a)	The amounts in the table above exclude purchase commitments under potato supply agreements due to uncertainty of pricing and quantity. Potato supply agreements have maximum contracted pricing with deductions for certain quality attributes, and quantities purchased are determined by the yields produced on contracted acres. Total purchases under all our potato supply agreements were $717.6 million, $621.4 million, and $646.5 million in fiscal 2022, 2021, and 2020, respectively.

We had capital commitments of approximately $304.7 million and $75.0 million as of May 29, 2022 and May 30, 2021, respectively, that represent commitments for construction of a previously announced french fry production line and plant modernization investments. Capital commitments were not recorded as liabilities on our Consolidated Balance Sheets as of May 29, 2022 as we had not yet received the related goods nor taken title to the property.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At May 29, 2022, we were not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If the fair value of such liability becomes material, we will accrue for it at that time.

We are a party to various potato purchase supply agreements with partner growers, under which they deliver their potato crop from the contracted acres to Lamb Weston during the harvest season, and pursuant to the potato supply agreements, pricing for this inventory is determined after delivery, taking into account crop size and quality, among other factors. Total purchases under these agreements were $146.6 million, $139.8 million, and $142.7 million in fiscal 2022, 2021, and 2020, respectively, under the terms of the potato supply agreements. These purchases are initially recorded in inventory and charged to cost of sales as related inventories are produced and subsequently sold. Under the terms of these potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 29, 2022, we have effectively guaranteed $35.9 million of supplier loans. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote. Under certain other potato supply agreements, we make advances to growers prior to the delivery of potatoes. The aggregate amounts of these advances were $28.1 million and $23.9 million at May 29, 2022 and May 30, 2021, respectively, and were recorded in “Prepaid expenses and other current assets,” on our Consolidated Balance Sheets.

We and our partner are jointly and severally liable for all legal liabilities of LWM. See Note 4, Equity Method Investments, for further information on LWM’s liabilities and capital structure.

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters would not have a material adverse effect on our financial condition, results of operations, or cash flows. It is reasonably possible that a change to an estimate of the foregoing matters may occur in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 29, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP;

●	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization;

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements; and

●	provide reasonable assurance as to the detection of fraud.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 29, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management concluded that, as of May 29, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit and Finance Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting that occurred during the quarter ended May 29, 2022 and determined that there was no change in our internal control over financial reporting during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is included under the headings “Information About Our Executive Officers” and “Ethics and Governance” in Part 1, Item 1 of this Form 10-K, and will be included under the headings “Item 1. Election of Directors,” “Corporate Governance – Code of Conduct and Code of Ethics for Senior Corporate Financial Officers,” and “Board Committees and Membership – Audit and Finance Committee” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on September 29, 2022 (“2022 Proxy Statement”). This information from the 2022 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included under the headings “Board Committees and Membership – Compensation and Human Capital Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in our 2022 Proxy Statement. This information from the 2022 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year ended May 29, 2022.

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding	Equity Compensation Plans
	Warrants, and Rights	Options, Warrants, and	(Excluding Securities
Plan Category	(a)	Rights (b)	Reflected in Column A) (c)
Equity compensation plans approved by securityholders	1,398,975	$33.36	7,193,088
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	1,398,975	$33.36	7,193,088
(a)	Includes outstanding stock options, RSUs and performance shares (assuming the target performance payout level) granted under the Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan (the “2016 Stock Plan”). This number also includes shares payable with respect to certain compensation deferred under the Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan and the Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan. The number of securities to be issued excludes options that were exercised but not settled with our stock transfer agent as of May 29, 2022.

(b)	Weighted average exercise price of outstanding stock options only.

(c)	Represents shares available for issuance under the 2016 Stock Plan.

Information related to the security ownership of certain beneficial owners, directors and management will be included in our 2022 Proxy Statement under the heading “Information on Stock Ownership” and is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2022 Proxy Statement. This information from the 2022 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included under the heading “Board Committees and Membership – Audit and Finance Committee” in our 2022 Proxy Statement. This information from the 2022 Proxy Statement is incorporated by reference into this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as part of this report:

1.	Financial Statements

All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The following consolidated financial statement schedule for fiscal 2022, 2021, and 2020 is included in this report:

Schedule II – Lamb Weston – Valuation and Qualifying Accounts

		Additions
		Charged
	Balance	to Costs,	Deductions	Balance
	Beginning of	Expenses	from	End of
(in millions)	Year	and Equity	Reserves	Year
Year ended May 29, 2022
Deferred tax asset valuation allowance	$53.1	$—	$3.0	$50.1

Year ended May 30, 2021
Deferred tax asset valuation allowance	$54.5	$—	$1.4	$53.1

Year ended May 31, 2020
Deferred tax asset valuation allowance	$64.6	$—	$10.1	$54.5

All other schedules are omitted because they are not applicable, not material, not required, or because the required information is included in the consolidated financial statements or the accompanying notes to financial statements, and therefore, have been omitted.

b)	The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit No.	Descriptions

2.1

Separation and Distribution Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 2.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

3.1

Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

3.2

Amended and Restated Bylaws of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

4.1

2028 Notes Indenture, dated as of May 12, 2020, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2028 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 12, 2020 (File No. 001-37830)

4.2

2030 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2030 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830)

4.3

2032 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2032 Notes), incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830)

4.4

Description of Lamb Weston Holdings, Inc.’s Securities, incorporated herein by reference to Exhibit 4.3 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2019 (File No. 001-37830)

10.1

Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.2

Amendment No. 6, dated as of August 11, 2021, to Credit Agreement, dated as of November 9, 2016, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-37830)

10.3

Third Amendment, dated as of August 11, 2021, to Credit Agreement, dated as of June 28, 2019, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders and voting participants party thereto, and Northwest Farm Credit Services, PCA, as administrative agent, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-37830)

10.4

Facility Agreement, dated as of February 28, 2022, among Ulanqab Lamb Weston Food Co., Ltd., the financial institutions party thereto and HSBC Bank (China) Company Limited, Shanghai Branch, as the facility agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s, Current Report on Form 8-K filed on February 22, 2022 (File No. 001-37830)

10.5

Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)*

10.6

Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan, incorporated herein by reference to Exhibit 10.7 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.7

Form of Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan Participation Agreement, incorporated herein by reference to Exhibit 10.8 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.8

Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan, amended and restated as of September 22, 2021, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 6, 2022 (File No. 001-37830)*

10.9

Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.4 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)*

10.10

Letter Agreement, dated as of September 15, 2016, between ConAgra Foods, Inc. and Eryk J. Spytek, incorporated by reference to Exhibit 10.12 to Amendment No. 3 to Lamb Weston Holdings, Inc.’s Registration Statement on Form 10, filed October 5, 2016 (Commission File No. 001-37830)*

10.11

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (pre-March 2017), incorporated herein by reference to Exhibit 10.14 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)*

10.12

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Cash-settled), incorporated herein by reference to Exhibit 10.21 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.13

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (pre-July 21, 2021), incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2020 (File No. 001-37830)*

10.14

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (post-July 21, 2021), incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2021 (File No. 001-37830)*

10.15

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-March 2017), incorporated herein by reference to Exhibit 10.23 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.16

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)*

10.17

Form of Lamb Weston Holdings, Inc. Performance Share Agreement (pre-July 21, 2021), incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2020 (File No. 001-37830)*

10.18

Form of Lamb Weston Holdings, Inc. Performance Share Agreement (post-July 21, 2021), incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2021 (File No. 001-37830)*

10.19

Letter Agreement, dated as of May 21, 2021, between Lamb Weston Holdings, Inc. and Bernadette Madarieta, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 25, 2021 (File No. 001-37830)*

10.20

Letter Agreement, dated as of November 9, 2016, between Lamb Weston Holdings, Inc. and Robert M. McNutt, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 17, 2016 (File No. 001-37830)*

10.21

Letter Agreement, dated as of May 24, 2021, between Lamb Weston Holdings, Inc. and Robert M. McNutt, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 25, 2021 (File No. 001-37830)*

21.1	Subsidiaries of Lamb Weston Holdings, Inc.

23.1	Consent of KPMG LLP

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*   Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.
LAMB WESTON HOLDINGS, INC.

	By:	/s/ BERNADETTE M. MADARIETA
Bernadette M. Madarieta
Senior Vice President and Chief Financial Officer

	Date:	July 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS P. WERNER	President and Chief Executive Officer and Director (Principal Executive Officer)	July 27, 2022
Thomas P. Werner

/s/ BERNADETTE M. MADARIETA	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 27, 2022
Bernadette M. Madarieta

/s/ GREGORY W. JONES	Vice President and Controller (Principal Accounting Officer)	July 27, 2022
Gregory W. Jones

/s/ PETER J. BENSEN	Director	July 27, 2022
Peter J. Bensen

/s/ CHARLES A. BLIXT	Director	July 27, 2022
Charles A. Blixt

/s/ ROBERT J. COVIELLO	Director	July 27, 2022
Robert J. Coviello

/s/ ANDRÉ J. HAWAUX	Director	July 27, 2022
André J. Hawaux

/s/ WILLIAM G. JURGENSEN	Director	July 27, 2022
William G. Jurgensen

/s/ THOMAS P. MAURER	Director	July 27, 2022
Thomas P. Maurer

/s/ HALA G. MODDELMOG	Director	July 27, 2022
Hala G. Moddelmog

/s/ ROBERT A. NIBLOCK	Director	July 27, 2022
Robert A. Niblock

/s/ MARIA RENNA SHARPE	Director	July 27, 2022
Maria Renna Sharpe