Form 10-Q
period 2022-08-28
Lamb Weston Holdings, Inc.
filed 2022-10-05
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2022

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

N/A

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

As of September 28, 2022, the Registrant had 143,831,204 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended
	August 28,	August 29,
	2022	2021
Net sales	$1,125.6	$984.2
Cost of sales	852.3	832.9
Gross profit	273.3	151.3
Selling, general and administrative expenses	116.3	91.1
Income from operations	157.0	60.2
Interest expense, net	26.0	27.9
Income before income taxes and equity method earnings	131.0	32.3
Income tax expense	73.7	8.7
Equity method investment earnings	174.6	6.2
Net income	$231.9	$29.8
Earnings per share:
Basic	$1.61	$0.20
Diluted	$1.60	$0.20
Weighted average common shares outstanding:
Basic	144.0	146.3
Diluted	144.6	146.9

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 28, 2022			August 29, 2021
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$305.6	$(73.7)	$231.9	$38.5	$(8.7)	$29.8
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income	—	—	—	0.1	—	0.1
Unrealized currency translation gains (losses)	(31.7)	1.0	(30.7)	(23.8)	1.5	(22.3)
Other	0.2	—	0.2	—	—	—
Comprehensive income	$274.1	$(72.7)	$201.4	$14.8	$(7.2)	$7.6

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	August 28,	May 29,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$485.3	$525.0
Receivables, less allowance for doubtful accounts of $1.8 and $1.1	449.5	447.3
Inventories	635.5	574.4
Prepaid expenses and other current assets	59.9	112.9
Total current assets	1,630.2	1,659.6
Property, plant and equipment, net	1,690.9	1,579.2
Operating lease assets	112.3	119.0
Equity method investments	372.5	257.4
Goodwill	352.2	318.0
Intangible assets, net	32.8	33.7
Other assets	218.8	172.9
Total assets	$4,409.7	$4,139.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$9.1	$—
Current portion of long-term debt and financing obligations	32.2	32.2
Accounts payable	462.7	402.6
Accrued liabilities	276.3	264.3
Total current liabilities	780.3	699.1
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,700.1	2,695.8
Deferred income taxes	218.7	172.5
Other noncurrent liabilities	200.6	211.9
Total long-term liabilities	3,119.4	3,080.2
Commitments and contingencies
Stockholders' equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 148,286,975 and 148,045,584 shares issued	148.3	148.0
Additional distributed capital	(796.9)	(813.3)
Retained earnings	1,501.8	1,305.5
Accumulated other comprehensive loss	(46.1)	(15.6)
Treasury stock, at cost, 4,456,388 and 3,974,156 common shares	(297.1)	(264.1)
Total stockholders' equity	510.0	360.5
Total liabilities and stockholders’ equity	$4,409.7	$4,139.8

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share data)

	Thirteen Weeks Ended August 28, 2022 and August 29, 2021
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 29, 2022	144,071,428	$148.0	$(264.1)	$(813.3)	$1,305.5	$(15.6)	$360.5
Dividends declared, $0.245 per share	—	—	—	—	(35.2)	—	(35.2)
Common stock issued	241,391	0.3	—	0.2	—	—	0.5
Stock-settled, stock-based compensation expense	—	—	—	7.6	—	—	7.6
Repurchase of common stock and common stock withheld to cover taxes	(482,232)	—	(33.0)	—	—	—	(33.0)
Other	—	—	—	8.6	(0.4)	—	8.2
Comprehensive income	—	—	—	—	231.9	(30.5)	201.4
Balance at August 28, 2022	143,830,587	$148.3	$(297.1)	$(796.9)	$1,501.8	$(46.1)	$510.0

Balance at May 30, 2021	146,191,864	$147.6	$(104.3)	$(836.8)	$1,244.6	$29.5	$480.6
Dividends declared, $0.235 per share	—	—	—	—	(34.4)	—	(34.4)
Common stock issued	376,001	0.4	—	1.5	—	—	1.9
Stock-settled, stock-based compensation expense	—	—	—	5.2	—	—	5.2
Repurchase of common stock and common stock withheld to cover taxes	(506,849)	—	(33.4)	—	—	—	(33.4)
Other	—	—	—	(0.1)	—	—	(0.1)
Comprehensive income	—	—	—	—	29.8	(22.2)	7.6
Balance at August 29, 2021	146,061,016	$148.0	$(137.7)	$(830.2)	$1,240.0	$7.3	$427.4

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Thirteen Weeks Ended
	August 28,	August 29,
	2022	2021
Cash flows from operating activities
Net income	$231.9	$29.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	49.8	47.3
Stock-settled, stock-based compensation expense	7.6	5.2
Equity method investment (earnings) loss in excess of distributions	(174.6)	3.5
Deferred income taxes	34.5	1.7
Other	(2.8)	1.5
Changes in operating assets and liabilities, net of acquisition:
Receivables	9.9	(35.1)
Inventories	(51.5)	43.4
Income taxes payable/receivable, net	42.3	9.7
Prepaid expenses and other current assets	45.5	33.0
Accounts payable	24.3	10.0
Accrued liabilities	(24.8)	11.8
Net cash provided by operating activities	$192.1	$161.8
Cash flows from investing activities
Additions to property, plant and equipment	(101.2)	(78.9)
Acquisition of interest in joint venture, net	(42.3)	—
Additions to other long-term assets	(20.0)	—
Other	(3.4)	0.1
Net cash used for investing activities	$(166.9)	$(78.8)
Cash flows from financing activities
Proceeds from issuance of debt	13.8	—
Repayments of debt and financing obligations	(8.0)	(7.9)
Dividends paid	(35.3)	(34.4)
Repurchase of common stock and common stock withheld to cover taxes	(34.4)	(33.4)
Other	0.4	(0.1)
Net cash used for financing activities	$(63.5)	$(75.8)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(1.0)
Net (decrease) increase in cash and cash equivalents	(39.7)	6.2
Cash and cash equivalents, beginning of period	525.0	783.5
Cash and cash equivalents, end of period	$485.3	$789.7

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen weeks ended August 28, 2022 and August 29, 2021, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S”).

These consolidated financial statements are unaudited, and include all adjustments that we consider necessary for a fair presentation of such financial statements and consist only of normal recurring adjustments. The preparation of financial statements involves the use of estimates and accruals. The actual results that we experience may differ materially from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May.

These financial statements and condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 (the “Form 10-K”), where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. We filed the Form 10-K with the Securities and Exchange Commission on July 27, 2022.

There were no accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended
	August 28,	August 29,
(in millions, except per share amounts)	2022	2021
Numerator:
Net income	$231.9	$29.8

Denominator:
Basic weighted average common shares outstanding	144.0	146.3
Add: Dilutive effect of employee incentive plans (a)	0.6	0.6
Diluted weighted average common shares outstanding	144.6	146.9

Earnings per share:
Basic	$1.61	$0.20
Diluted	$1.60	$0.20
(a)	Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of August 28, 2022, 0.6 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of August 29, 2021, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES

Income tax expense was $73.7 million and $8.7 million for the thirteen weeks ended August 28, 2022 and August 29, 2021, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 24.1% and 22.6% for the thirteen weeks ended August 28, 2022 and August 29, 2021, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items. Excluding the impact of both the gain associated with the acquisition of an additional 40% interest in our Argentina joint venture, Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), and the mark-to-market adjustments associated with changes in natural gas and electricity derivatives at our Lamb-Weston/Meijer v.o.f (“LWM”) joint venture, which are discussed at Note 6, Joint Venture Investments, and Note 13, Segments, respectively, our effective tax rate was 25.0%.

Income Taxes Paid

Income tax refunds, net of taxes paid, were $3.2 million and $2.9 million during the thirteen weeks ended August 28, 2022 and August 29, 2021, respectively.

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

	August 28,	May 29,
(in millions)	2022	2022
Raw materials and packaging	$89.3	$96.1
Finished goods	493.7	426.5
Supplies and other	52.5	51.8
Inventories	$635.5	$574.4

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	August 28,	May 29,
(in millions)	2022	2022
Land and land improvements	$118.2	$114.1
Buildings, machinery, and equipment	2,982.7	2,919.0
Furniture, fixtures, office equipment, and other	98.2	92.1
Construction in progress	236.5	156.1
Property, plant and equipment, at cost	3,435.6	3,281.3
Less accumulated depreciation	(1,744.7)	(1,702.1)
Property, plant and equipment, net	$1,690.9	$1,579.2

Depreciation expense was $47.3 million and $44.5 million for the thirteen weeks ended August 28, 2022 and August 29, 2021, respectively. At August 28, 2022 and May 29, 2022, purchases of property, plant and equipment included in accounts payable were $64.4 million and $38.3 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended August 28, 2022 and August 29, 2021, was $2.0 million and $1.2 million, respectively.

6.    JOINT VENTURE INVESTMENTS

Consolidated Joint Ventures

In July 2022, we acquired an additional 40% interest in LWAMSA, which increased our total ownership from 50% to 90%. We recorded LWAMSA’s assets and liabilities at fair value, which included remeasuring our previously held equity interest at fair value, and we recognized a $15.1 million gain in “Equity method investment earnings” in our Consolidated Statement of Earnings. The fair value was determined utilizing industry EBITDA multiples and control premium comparable information, which are unobservable inputs, or Level 3 in the fair value hierarchy. We recorded the preliminary fair values as of the date of acquisition.

In connection with the purchase of the additional interest in LWAMSA, we ceased equity method accounting and began consolidating LWAMSA’s financial statements. The net sales, income from operations, and total assets acquired were not material to our consolidated net sales, income from operations, and total assets. LWAMSA’s operating results are included in our Global segment.

On September 6, 2022, we announced an expansion of french fry processing capacity in Argentina with the planned construction of a new manufacturing facility in Mar del Plata. The new processing facility is expected to produce more than 200 million pounds of frozen french fries and other potato products per year. Construction of the new line is expected to be completed in fiscal 2025. The total investment is expected to be approximately $240 million. This investment will add to the capacity produced at LWAMSA’s existing production facility in Buenos Aires.

Noncontrolling Interest

As of August 28, 2022, total LWAMSA interest not directly attributable to Lamb Weston, or NCI, was $8.2 million and was recorded in “Additional distributed capital” on our Consolidated Balance Sheet. For the thirteen weeks ended August 28, 2022, the net loss attributable to NCI was not significant and was recorded in “Selling, general and administrative expenses” in our Consolidated Statement of Earnings.

Unconsolidated Joint Ventures

Our equity method investments were as follows:

	August 28,	May 29,
(in millions)	2022	2022
LWM (a)	$347.8	$211.2
Lamb-Weston/RDO Frozen ("Lamb Weston RDO") (b)	24.1	19.4
LWAMSA (c)	—	26.1
Other	0.6	0.7
	$372.5	$257.4
(a)	We own 50% of LWM, a joint venture with Meijer Frozen Foods B.V., headquartered in the Netherlands that manufactures and sells frozen potato products principally in Europe and the Middle East. The investment balance includes $146.3 million of unrealized gains related to mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility during the thirteen weeks ended August 28, 2022. In September 2022, LWM completed the previously announced withdrawal from its joint venture in Russia.

(b)	We own 50% of Lamb Weston RDO, a joint venture with RDO Frozen Co., that operates a potato processing facility in the U.S.

(c)	In July 2022, we acquired an additional 40% interest in LWAMSA, increasing our total ownership to 90% and began consolidating the joint venture.

We have an agreement to share the costs of our global enterprise resource planning (“ERP”) system and related software and services with LWM. Under the terms of the agreement, LWM will pay us for the majority of its portion of the ERP costs in five equal annual payments, plus interest, beginning in the period the system is deployed at LWM. At August 28, 2022 and May 29, 2022, LWM’s portion of the ERP costs totaled $29.5 million and $23.4 million, respectively. We had $25.3 million and $20.5 million of receivables recorded in “Other assets” on our Consolidated Balance Sheets at August 28, 2022 and May 29, 2022, respectively. We expect the total receivable from LWM to increase as development and implementation of the next phase of our ERP system continues throughout fiscal 2023.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the thirteen weeks ended August 28, 2022:

(in millions)	Global	Foodservice	Retail	Other	Total
Balance at May 29, 2022	$259.8	$42.8	$10.9	$4.5	$318.0
Acquisition of interest in joint venture (a)	42.1	—	—	—	42.1
Foreign currency translation adjustment	(7.9)	—	—	—	(7.9)
Balance at August 28, 2022	$294.0	$42.8	$10.9	$4.5	$352.2

(a)	In July 2022, we acquired an additional 40% interest in LWAMSA, which increased our total ownership from 50% to 90%, and we recorded $42.1 million of goodwill, that is not deductible for tax purposes, in our Global segment. See Note 6, Joint Venture Investments, for more information.

Other identifiable intangible assets were as follows:

	August 28, 2022				May 29, 2022
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
(dollars in millions)	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	10	41.1	(26.3)	14.8	10	41.4	(25.7)	15.7
		$59.1	$(26.3)	$32.8		$59.4	$(25.7)	$33.7
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Developed technology, which is excluded from this balance, is recorded as “Other assets” on our Consolidated Balance Sheets. Amortization expense, including developed technology amortization expense, was $1.4 million and $1.5 million for the thirteen weeks ended August 28, 2022 and August 29, 2021, respectively. Foreign intangible assets are affected by foreign currency translation.

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	August 28,	May 29,
(in millions)	2022	2022
Compensation and benefits	$84.6	$81.0
Accrued trade promotions	43.4	41.2
Income taxes payable	36.1	1.7
Dividends payable to shareholders	35.2	35.3
Current portion of operating lease obligations	22.8	22.4
Accrued interest	14.9	42.1
Franchise, property, and sales and use taxes	14.1	10.4
Other	25.2	30.2
Accrued liabilities	$276.3	$264.3

9.   DEBT AND FINANCING OBLIGATIONS

The components of our debt, including financing obligations, were as follows:

	August 28,	May 29,
(in millions)	2022	2022
Short-term borrowings:
Other credit facilities	$9.1	$—

Long-term debt:
Term A-1 loan facility, due June 2024	255.0	258.7
Term A-2 loan facility, due April 2025	292.5	296.6
RMB loan facility, due February 2027 (a)	31.0	19.7
4.875% senior notes, due May 2028	500.0	500.0
4.125% senior notes, due January 2030	970.0	970.0
4.375% senior notes, due January 2032	700.0	700.0
	2,748.5	2,745.0
Financing obligations:
Lease financing obligations due on various dates through 2040 (b)	7.0	7.0

Total debt and financing obligations	2,764.6	2,752.0
Debt issuance costs (c)	(23.2)	(24.0)
Short-term borrowings	(9.1)	—
Current portion of long-term debt and financing obligations	(32.2)	(32.2)
Long-term debt and financing obligations, excluding current portion	$2,700.1	$2,695.8
(a)	The effective average interest rate on this facility was 4.60% as of August 28, 2022.

(b)	The interest rates on our lease financing obligations ranged from 2.08% to 3.32% as of August 28, 2022 and May 29, 2022.

(c)	Excludes debt issuance costs of $3.1 million and $3.3 million as of August 28, 2022 and May 29, 2022, respectively, related to our revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.

At August 28, 2022, we had no borrowings outstanding under our revolving credit facility and $994.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million. For the thirteen weeks ended August 28, 2022, we had no borrowings under the facility.

For the thirteen weeks ended August 28, 2022 and August 29, 2021, we paid $56.8 million and $2.7 million of interest on debt, respectively.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 7, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

10.   STOCK-BASED COMPENSATION

The Compensation and Human Capital Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), stock options, dividend equivalents, and other stock-based awards. As of August 28, 2022, 6.2 million shares were available for future grant under the plan.

RSUs

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

Performance Shares

Performance Shares are granted to certain executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. Awards actually earned range from 0% to 200% of the targeted number of Performance Shares for each of the performance periods. Awards, if earned, would be paid in shares of our common stock. Subject to limited exceptions set forth in our stock plan, any shares earned will generally vest over a three-year service period. The value of these Performance Shares is adjusted based upon the market price of our common stock and the anticipated attainment of Company-wide performance goals at the end of each reporting period and amortized as compensation expense over the service period.

We have also granted Performance Shares with vesting contingent upon relative total shareholder return goals, and, under special circumstances, stock price growth goals. Awards actually earned range from 0% to 200%, in the case of awards contingent on total shareholder return goals, or 0% to 300%, in the case of awards contingent on stock price growth goals, of the targeted number of Performance Shares. These Performance Shares are equity-settled awards that vest over a three-year service period, and the number of units that actually vest is determined based on the achievement of the performance criteria set forth in the respective award agreement. The awards are measured based on estimated fair value as of the date of grant using a Monte Carlo simulation, and are amortized over the service period.

The weighted average Monte Carlo assumptions for Performance Shares granted during the thirteen weeks ended August 28, 2022 were:

Assumptions
Dividend yield (%)	0.00 - 1.42
Expected volatility of stock (%)	42.99
Risk-free interest rate (%)	2.89
Expected life (years)	2.82
Weighted average grant date fair value per unit	$91.43 - $118.97

Stock Options

Under special circumstances, we have granted options to employees for the purchase of stock at exercise prices equal to the fair market value of the underlying stock on the grant date. Options generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of seven years.

The weighted average Black-Sholes assumptions for stock options granted during the thirteen weeks ended August 28, 2022 were:

Assumptions
Weighted average fair value	$25.90
Dividend yield (%)	1.22
Expected volatility of stock (%)	34.06
Risk-free interest rate (%)	2.82
Expected life of stock option (years)	5.75
Weighted average exercise price per share	$79.66

Stock Based Compensation Grants

During the thirteen weeks ended August 28, 2022, we granted 0.3 million, 0.3 million, and 0.6 million RSUs, Performance Shares, and stock options, respectively, at an average grant date fair value of $79.47, $92.85, and $25.90, respectively.

Compensation Expense

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows:

	Thirteen Weeks Ended
	August 28,	August 29,
(in millions)	2022	2021
Stock-settled RSUs	$4.7	$3.6
Performance Shares	2.4	1.6
Stock options	0.5	—
Total compensation expense	$7.6	$5.2
Income tax benefit (a)	(1.3)	(0.9)
Total compensation expense, net of tax benefit	$6.3	$4.3
(a)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at August 28, 2022, total unrecognized compensation expense related to stock-based awards was as follows:

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
(in millions, except data in years)	Expense	Period (in years)
Stock-settled RSUs	$44.6	1.9
Performance Shares	33.9	2.5
Stock options	13.8	2.0
Total unrecognized compensation expense	$92.3

11.   FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, receivables, accounts payable, and short-term debt approximate their carrying amounts due to their short duration.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of August 28, 2022
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Derivative assets (a)	—	3.5	—	3.5
Derivative liabilities (a)	—	(0.5)	—	(0.5)
Deferred compensation liabilities (b)	—	(22.2)	—	(22.2)
Fair value, net	$—	$(19.2)	$—	$(19.2)

	As of May 29, 2022
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Derivative assets (a)	—	7.0	—	7.0
Deferred compensation liabilities (b)	—	(21.6)	—	(21.6)
Fair value, net	$—	$(14.6)	$—	$(14.6)

(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swap and option contracts. The fair values of our Level 2 derivative assets and liabilities were determined using valuation models that use market observable inputs including both forward and spot prices for commodities. Derivative assets are presented within “Prepaid expenses and other current assets” and derivative liabilities are presented within “Accrued liabilities” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not. Deferred compensation liabilities are primarily presented within “Other noncurrent liabilities” on our Consolidated Balance Sheets.

At August 28, 2022, we had $2,170.0 million of fixed-rate and $587.6 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $2,006.2 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

Our Board of Directors authorized a program, with no expiration date, to repurchase up to $500.0 million of our common stock. During the thirteen weeks ended August 28, 2022, we repurchased 404,476 shares for $28.4 million, or a weighted average price of $70.11 per share. As of August 28, 2022, $240.6 million remained authorized for repurchase under the program.

Dividends

During the thirteen weeks ended August 28, 2022, we paid $35.3 million of dividends to common stockholders. On September 2, 2022, we paid $35.2 million of dividends to stockholders of record as of the close of business on August 5, 2022. On September 28, 2022, our Board of Directors declared a dividend of $0.245 per share of common stock. The dividend will be paid on December 2, 2022, to stockholders of record as of the close of business on November 4, 2022.

Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI, net of taxes, as of August 28, 2022 were as follows:

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
(in millions)	Gains (Losses)	Benefits	Other	Income (Loss)
Balance as of May 29, 2022	$(12.9)	$(3.3)	$0.6	$(15.6)
Other comprehensive income before reclassifications, net of tax	(30.7)	—	0.2	(30.5)
Amounts reclassified out of AOCI, net of tax	—	—	—	—
Net current-period other comprehensive income (loss)	(30.7)	—	0.2	(30.5)
Balance as of August 28, 2022	$(43.6)	$(3.3)	$0.8	$(46.1)

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

	Thirteen Weeks Ended
	August 28,	August 29,
(in millions)	2022	2021
Net sales
Global	$559.7	$501.2
Foodservice	366.3	321.4
Retail	169.6	132.5
Other	30.0	29.1
Total net sales	$1,125.6	$984.2
Product contribution margin (a)
Global	$83.7	$42.6
Foodservice	138.2	96.4
Retail	48.7	14.8
Other (b)	(1.8)	(6.6)
	268.8	147.2
Add: Advertising and promotion expenses (a)	4.5	4.1
Gross profit	273.3	151.3
Selling, general and administrative expenses	116.3	91.1
Income from operations	157.0	60.2
Interest expense, net	26.0	27.9
Income tax expense	73.7	8.7
Equity method investment earnings (c)	174.6	6.2
Net income	$231.9	$29.8
(a)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with segment performance.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts.

(c)	Equity method investment earnings for the thirteen weeks ended August 28, 2022 and August 29, 2021 include a $146.3 million and $5.0 million unrealized gain, respectively, related to mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility.

In July 2022, we acquired an additional 40% interest in LWAMSA, increasing our total ownership from 50% to 90%. See Note 6, Joint Venture Investments, for more information.

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

We are a party to legal actions arising in the ordinary course of our business. These claims, legal proceedings and litigation principally arise from alleged casualty, product liability, employment, and other disputes. In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, we believe the outcome of any of these matters that are pending or threatened will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Information" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and in “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022 (the “Form 10-K”), which we filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on July 27, 2022.

Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “would,” “believe,” “increase,” “implement,” “mitigate,” “manage,” “grow,” “improve,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, operational costs, pricing actions, cash flows, liquidity, dividends, enterprise resource planning (“ERP”) system implementation and business and financial outlook and prospects, as well as supply chain constraints, inflation, our industry, and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: the availability and prices of raw materials; labor shortages and other operational challenges; disruptions in the global economy caused by the war in Ukraine and the possible related heightening of our other known risks; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; levels of pension, labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with possible acquisitions, including our ability to complete acquisitions or integrate acquired businesses; our debt levels; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (including product contribution margin, on a consolidated basis, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Net Income, and Adjusted Diluted EPS) that is prepared using non-GAAP financial measures.

Refer to “Non-GAAP Financial Measures” below for the definitions of product contribution margin, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Net Income, and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to gross profit, net income, or diluted earnings per share, as applicable.

Executive Summary

The following highlights our financial results in the first quarter of fiscal 2023, compared with the prior year quarter. For more information, refer to the “Results of Operations” section below.

●	Net sales increased 14% to $1,125.6 million
●	Income from operations increased 161% to $157.0 million
●	Net income increased 678% to $231.9 million, and diluted earnings per share increased 700% to $1.60, including items impacting comparability of $161.4 million ($123.7 million after-tax, or $0.85 per share)
●	Adjusted Net Income increased 315% to $108.2 million, and Adjusted Diluted EPS increased 317% to $0.75
●	Adjusted EBITDA including unconsolidated joint ventures increased 92% to $227.8 million
●	We returned $63.7 million of cash to stockholders, including $35.3 million in dividends and $28.4 million of share repurchases

We drove strong sales, earnings growth, and gross margin expansion in the quarter by executing pricing actions across each of our business segments and generating productivity savings to counter significant input, manufacturing, and supply chain cost inflation. The increase in net sales was partially offset by a decline in sales volume, primarily reflecting softer restaurant traffic and demand trends in the U.S., especially at casual dining and full-service restaurants, as consumers adjusted to the severe inflationary environment. Overall traffic at large quick service restaurants (“QSR”) in the U.S. remained solid. Our sales volume also reflects our inability to fully serve customer demand in our foodservice and retail channels due to widespread industry supply chain constraints, including labor and commodities shortages, that affected production run-rates and throughput in our factories.

The increase in our net income was driven by higher income from operations as well as sharply higher equity method investment earnings, which include our share of earnings from our unconsolidated joint ventures. In the first quarter of fiscal 2023, the increase in equity method investment earnings included a $146.3 million unrealized gain ($108.6 million after-tax, or $0.75 per share) on derivatives for natural gas and electricity contracts in Europe, reflecting the volatility of those energy markets in that region. Equity method investment earnings also included a $15.1 million gain (before and after-tax, or $0.10 per share) recognized in connection with our acquisition of an additional 40% interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”). The gain related to the remeasuring of our previously held 50% ownership interest to fair value. The net sales, income from operations, and total assets acquired were not material to our consolidated net sales, income from operations, and total assets. We have identified both of these gains as items impacting comparability and have excluded their impact when providing Adjusted Net Income, Adjusted Diluted EPS, and Adjusted EBITDA including unconsolidated joint ventures.

In September 2022, Lamb-Weston/Meijer v.o.f. ("LWM"), our joint venture in Europe, completed the previously announced withdrawal from its joint venture in Russia.

Outlook

In the remainder of fiscal 2023, we expect price/mix to increase versus the prior year largely due to carryover benefits of pricing actions taken in the prior year as well as earlier in fiscal 2023 to counter manufacturing and distribution cost inflation. We expect demand and sales volumes growth will continue to be volatile as consumers respond to the current inflationary environment, and that our volume will be affected by production capacity and logistics constraints due to disruptions in the global supply chain network. We expect the rate of recovery of demand in our key international markets will be mixed, and that our international shipments will continue to be tempered by limited shipping container availability and disruptions to ocean freight networks, as well as efforts to divert the production volumes to higher-margin sales channels in the U.S.

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

During the second half of fiscal 2023, we expect our gross margins to approach normalized annual levels based on our continued successful implementation of our pricing actions to offset input and transportation costs inflation, as well as our preliminary assessment that the overall quality of the 2022 potato crop will be in line with historical averages, although significant heat waves late in the season affected yields in our growing regions in the Pacific Northwest. We expect LWM’s earnings will be affected by a below-average potato crop in Europe resulting from high temperatures and drought conditions, as well as likely production disruptions resulting from energy constraints.

While the near-term global demand trends may be volatile as consumers navigate this inflationary environment, our recent announcement to expand capacity in Argentina, along with our ongoing investments in Idaho and China, demonstrate our confidence in the long-term health and growth outlook of the frozen potato category.

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

Thirteen Weeks Ended August 28, 2022 compared to Thirteen Weeks Ended August 29, 2021

Net Sales, Gross Profit, and Product Contribution Margin

	Thirteen Weeks Ended
	August 28,	August 29,	%
(dollars in millions)	2022	2021	Inc/(Dec)
Segment net sales
Global	$559.7	$501.2	12%
Foodservice	366.3	321.4	14%
Retail	169.6	132.5	28%
Other	30.0	29.1	3%
	$1,125.6	$984.2	14%

Segment product contribution margin
Global	$83.7	$42.6	96%
Foodservice	138.2	96.4	43%
Retail	48.7	14.8	229%
Other	(1.8)	(6.6)	(73%)
	268.8	147.2	83%
Add: Advertising and promotion expenses	4.5	4.1	10%
Gross profit	$273.3	$151.3	81%

Net Sales

Compared to the prior year quarter, Lamb Weston’s net sales for the first quarter of fiscal 2023 increased $141.4 million, or 14%, to $1,125.6 million. Price/mix increased 19%, reflecting the benefit of pricing actions across each of our core business segments to offset input, manufacturing, and transportation cost inflation. Volume declined 5%, primarily reflecting softer casual dining and full-service restaurant traffic in the U.S. as well as the timing of shipments to large chain restaurant customers. Shipments into foodservice and retail channels in the U.S. continued to be affected by an inability to fully serve customer demand due to widespread industry supply chain constraints, including labor and commodities shortages, that impacted production run-rates and throughput in our production facilities.

Global segment net sales increased $58.5 million, or 12%, to $559.7 million. Price/mix increased 14% while volume decreased 2%. The benefit of domestic and international product and freight pricing actions to offset inflation, as well as favorable mix, drove the increase in price/mix. The timing of shipments to large QSR chain customers in the U.S., including the effect of lapping a notable limited time product offering in the prior year quarter, largely drove the decline in volume. Export shipments declined modestly, primarily due to production volumes being diverted to higher-margin sales channels in the U.S.

Foodservice segment net sales increased $44.9 million, or 14%, to $366.3 million. Price/mix increased 26% and volume decreased 12%. The carryover benefits of product and freight pricing actions taken in the prior year as well as early in fiscal 2023 to offset inflation drove the increase in price/mix. Demand in the segment’s restaurant and non-commercial channels (such as lodging and hospitality, healthcare, schools and universities, sports and entertainment, and workplace environments) softened along with restaurant traffic as consumers adjusted to the severe inflationary environment. The slowdown in restaurant traffic and consumer demand was more pronounced in casual dining and other full-service restaurants than in QSRs. Shipments were also affected by an inability to fully serve customer demand due to widespread industry supply chain constraints, including labor and commodities shortages, that impacted production run-rates and throughput in our production facilities, as well as incremental losses of certain low-margin non-commercial business.

Retail segment net sales increased $37.1 million, or 28%, to $169.6 million. Price/mix increased 32% while volume decreased 4%. The carryover benefits of pricing actions across the branded and private label portfolios taken in the prior year as well as earlier in fiscal 2023 to offset inflation drove the increase in price/mix. Lower shipments of private label products, resulting from incremental losses of certain low-margin business, drove the sales volume decline. Shipments of branded products increased, although growth was tempered by an inability to fully serve customer demand due to constrained production run-rates and throughput in our production facilities.

Net sales in our Other segment increased $0.9 million, or 3%, to $30.0 million. Price/mix increased 11% while volume decreased 8%. The increase in price/mix was driven by higher prices in our vegetable business, while the decrease in volume reflected the negative effect of the extreme summer heat on the yield and quality of the vegetable crops.

Gross Profit and Product Contribution Margin

Gross profit increased $122.0 million, or 81%, to $273.3 million, as the benefits from higher price/mix and productivity initiatives more than offset the impact of higher manufacturing and distribution costs on a per-pound basis, as well as lower sales volumes. The higher costs per pound primarily reflected double-digit cost inflation from key inputs, including: edible oils, ingredients such as grains and starches used in product coatings, labor costs, and transportation costs. The increase in costs per pound also reflected higher costs associated with the impact of extreme summer heat that negatively affected the yield and quality of potato crops in the Pacific Northwest in fall 2021, as well as the effects of labor and commodities shortages on production run-rates. The increase in gross profit also included a $2.8 million increase in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $4.0 million loss in the first quarter, compared with a $6.8 million loss related to these items in the prior year quarter.

Lamb Weston’s overall product contribution margin, defined as gross profit less A&P expenses, increased $121.6 million, or 83%, to $268.8 million. The increase was largely due to higher gross profit (as described above).

Global segment product contribution margin increased $41.1 million, or 96%, to $83.7 million. Favorable price/mix, primarily reflecting the benefit of pricing actions, drove the increase, more than offsetting higher manufacturing and distribution costs per pound. Global segment cost of sales was $475.1 million, up 4% compared to the first quarter of fiscal 2022, primarily due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Foodservice segment product contribution margin increased $41.8 million, or 43%, to $138.2 million. Favorable price drove the increase, and was partially offset by higher manufacturing and distribution costs per pound, and the impact of lower sales volumes. Foodservice segment cost of sales was $226.9 million, up 1% compared to the first quarter of fiscal 2022, primarily due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Retail segment product contribution margin increased $33.9 million, or 229%, to $48.7 million. The benefits of pricing actions and favorable mix drove the increase, partially offset by higher manufacturing and distribution costs per pound. Retail segment cost of sales was $118.6 million, a 3% increase compared to the first quarter of fiscal 2022, primarily due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Other segment product contribution margin increased $4.8 million to a loss of $1.8 million in the first quarter of fiscal 2023, as compared to a loss of $6.6 million in the first quarter of fiscal 2022. These amounts include a $8.8 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts reported in the Other segment in fiscal 2023, and a $8.2 million loss related to the contracts in fiscal 2022. Excluding these mark-to-market adjustments and realized settlements, Other segment product contribution margin increased $5.4 million, largely due to favorable price in our vegetable business.

Selling, General and Administrative Expenses

SG&A increased $25.2 million to $116.3 million in the first quarter of fiscal 2023, as compared to $91.1 million in the first quarter of fiscal 2022, primarily due to higher compensation and benefits expense, and higher expenses related to improving our information and technology services infrastructure.

Interest Expense, Net

Compared with the prior year quarter, interest expense, net decreased $1.9 million to $26.0 million, primarily reflecting higher capitalized interest and higher interest income. For more information see “Liquidity and Capital Resources” in this MD&A.

Income Tax Expense

Income tax expense for the first quarter of fiscal 2023 and 2022 was $73.7 million and $8.7 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 24.1% and 22.6% for the first quarter of fiscal 2023 and 2022, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items. Excluding items impacting comparability, our effective tax rate for the first quarter of fiscal 2023 was 25.0%.

Equity Method Investment Earnings

We conduct business through unconsolidated joint ventures in Europe and the U.S. and include our share of the earnings based on our economic ownership interest in them. Our share of earnings from our equity method investments was $174.6 million and $6.2 million for the first quarter of fiscal 2023 and 2022, respectively. Equity method investment earnings included a $144.6 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first quarter of fiscal 2023, of which $146.3 million ($108.6 million after-tax, or $0.75 per share) related to changes in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility. Equity method investment earnings in the prior year quarter included a $4.3 million unrealized gain for mark-to-market adjustments, of which $5.0 million related to changes in natural gas and electricity derivatives. Equity method investment earnings in the first quarter of fiscal 2023 also included a $15.1 million gain (before and after-tax, or

$0.10 per share) recognized in connection with the Company’s acquisition of an additional 40% interest in LWAMSA. The gain related to remeasuring our previously held 50% ownership interest to fair value.

Excluding the items impacting comparability noted above and the other mark-to-market adjustments, earnings from equity method investments increased $13.0 million compared to the prior year quarter, reflecting favorable price/mix, partially offset by higher manufacturing and distribution costs in both Europe and the U.S.

Liquidity and Capital Resources

Sources and Uses of Cash

We ended the first quarter of fiscal 2023 with $485.3 million of cash and cash equivalents and $994.6 million of availability under our revolving credit facility, net of letters of credit. At the end of the first quarter of fiscal 2023, no borrowings were outstanding under the revolving credit facility.

We believe we have sufficient liquidity to meet projected capital expenditures, service existing debt and meet working capital requirements for at least the next 12 months with current cash balances and cash from operations, and in the longer term, supplemented as necessary by available borrowings under our currently undrawn revolving credit facility.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirteen Weeks Ended
	August 28,	August 29,
(in millions)	2022	2021
Net cash flows provided by (used for):
Operating activities	$192.1	$161.8
Investing activities	(166.9)	(78.8)
Financing activities	(63.5)	(75.8)
	(38.3)	7.2
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(1.0)
Net (decrease) increase in cash and cash equivalents	$(39.7)	$6.2

Operating Activities

In the first quarter of fiscal 2023, cash provided by operating activities increased $30.3 million to $192.1 million, compared with $161.8 million in the same period a year ago. The increase related to a $57.4 million increase in income from operations, adjusted for non-cash income and expenses, offset by $27.1 million of cash used for unfavorable changes in working capital. See “Results of Operations” in this MD&A for more information related to the increase in income from operations. Unfavorable changes in working capital primarily related to higher-cost finished goods inventories, due primarily to increased potato and input cost inflation, and a decrease in accrued liabilities due to a shift in the timing of interest payments for our senior notes due 2030 and 2032, which were issued in fiscal 2022. These unfavorable changes were partially offset by a decrease in receivables due to timing of collections, and an increase in income taxes payable due to higher taxable income in the first quarter of fiscal 2023, compared with the prior year quarter.

Investing Activities

Investing activities used $166.9 million of cash in the first quarter of fiscal 2023, compared with $78.8 million in the same period in the prior year. The increase primarily relates to our investments in our chopped and formed capacity expansion, our french fry processing line in American Falls, Idaho, and our greenfield french fry processing facility in Ulanqab, Inner Mongolia, China. We expect to use approximately $475 million to $525 million for capital expenditures, excluding acquisitions, in fiscal 2023. We also used $42.3 million to acquire an additional ownership interest in our joint venture in Argentina and used $20.0 million to acquire assets associated with the improvement of our information and technology services infrastructure.

Financing Activities

During the first quarter of fiscal 2023, cash used for financing activities decreased $12.3 million to $63.5 million, compared with $75.8 million used during the same period a year ago. During the first quarter of fiscal 2023, financing activities primarily related to additional borrowings under the RMB-denominated loan facility for net proceeds of $13.8 million, offset by $8.0 million of debt and financing obligation repayments, and the payment of $35.3 million of cash dividends to common stockholders. In addition, we used $28.4 million of cash to repurchase 404,476 shares of our common stock at an average price of $70.11 and withheld 77,756 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

During the first quarter of fiscal 2022, financing activities primarily related to the payment of $34.4 million of cash dividends to common stockholders, and $7.9 million of debt and financing obligations repayments. We also used $26.0 million of cash to repurchase 395,361 shares of our common stock at an average price of $65.86 and withheld 111,488 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 7, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At August 28, 2022, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Non-GAAP Financial Measures

To supplement the financial information included in this report, we have presented product contribution margin on a consolidated basis, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Net Income, and Adjusted Diluted EPS, each of which is considered a non-GAAP financial measure.

Product contribution margin is one of the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and A&P expenses. Product contribution margin includes A&P expenses because those expenses are directly associated with the performance of our segments. Our management also uses Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures to evaluate our performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. We include these non-GAAP financial measures because management believes they provide useful information to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These measures are not a substitute for their comparable GAAP financial measures, such as gross profit, net income (loss), or diluted earnings per share, and there are limitations to using non-GAAP financial measures. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way.

See “Results of Operations – Thirteen Weeks Ended August 28, 2022 compared to Thirteen Weeks Ended August 29, 2021 – Net Sales, Gross Profit, and Product Contribution Margin” above for a reconciliation of product contribution margin on a consolidated basis to gross profit.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures:

	Thirteen Weeks Ended
	August 28,	August 29,
(in millions)	2022	2021
Net income	$231.9	$29.8
Equity method investment earnings	(174.6)	(6.2)
Interest expense, net	26.0	27.9
Income tax expense	73.7	8.7
Income from operations	157.0	60.2
Depreciation and amortization	48.7	46.0
Adjusted EBITDA	205.7	106.2

Unconsolidated Joint Ventures
Equity method investment earnings	174.6	6.2
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	8.9	11.0
Items impacting comparability
Impact of LWM natural gas and electricity derivatives (a)	(146.3)	(5.0)
Gain on acquisition of interest in joint venture (b)	(15.1)	—
Add: Adjusted EBITDA from unconsolidated joint ventures	22.1	12.2

Adjusted EBITDA including unconsolidated joint ventures	$227.8	$118.4
(a)	Equity method investment earnings for the thirteen weeks ended August 28, 2022 and August 29, 2021 included a $146.3 million ($108.6 million after-tax, or $0.75 per share) and $5.0 million ($3.7 million after-tax, or $0.02 per share) unrealized gain, respectively, related to mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility.

(b)	Equity method investment earnings for the thirteen weeks ended August 28, 2022 included a $15.1 million gain (before and after-tax, or $0.10 per share) recognized in connection with our acquisition of an additional 40% interest in our Argentina joint venture, increasing our ownership from 50% to 90%. The gain related to the remeasuring of our previously held 50% ownership interest to fair value.

The following table reconciles net income to Adjusted Net Income, and diluted EPS to Adjusted Diluted EPS:

	For the Thirteen Weeks Ended
	August 28,	August 29,	August 28,	August 29,
	2022	2021	2022 (a)	2021 (a)
(in millions, except per share amounts)	Net Income		Diluted EPS
As reported	$231.9	$29.8	$1.60	$0.20
Items impacting comparability:
Impact of LWM natural gas and electricity derivatives (b)	(108.6)	(3.7)	(0.75)	(0.02)
Gain on acquisition of interest in joint venture (c)	(15.1)	—	(0.10)	—
Total items impacting comparability	(123.7)	(3.7)	(0.85)	(0.02)
Adjusted	$108.2	$26.1	$0.75	$0.18
(a)	Diluted weighted average common shares were 144.6 million and 146.9 million for the thirteen weeks ended August 28, 2022 and August 29, 2021, respectively.

(b)	See footnote (a) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability.

(c)	There was no tax impact associated with the gain of an additional 40% interest in our Argentina joint venture. See footnote (b) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the first quarter of fiscal 2023.

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

Based on our open commodity contract hedge positions as of August 28, 2022 and August 29, 2021, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of approximately $5.1 million ($4.0 million after-tax) and $5.7 million ($4.4 million after-tax), respectively. Additionally, based on our LWM joint venture’s open commodity contract hedge positions as of August 28, 2022 and August 29, 2021, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Equity method investment earnings” of approximately $26.3 million ($19.5 million after-tax) and $1.7 million ($1.3 million after-tax), respectively. It should be noted that any change in the fair value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

We transact business in multiple currencies and are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. At August 28, 2022, we had no financial instruments to hedge foreign currency risk.

At August 28, 2022, we had $2,170.0 million of fixed-rate and $587.6 million of variable-rate debt outstanding. At August 29, 2021, we had $2,166.0 million of fixed-rate and $578.8 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $6.0 million annually ($4.6 million after-tax) and $5.9 million annually ($4.5 million after-tax) at August 28, 2022 and August 29, 2021, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 28, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter covered by this report and determined that there was no change in our internal control over financial reporting during the quarter ended August 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Commitments, Contingencies, Guarantees and Legal Proceedings, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of these risks and uncertainties may be found under “Part I, Item 1A. Risk Factors” in the Form 10-K. There have been no material changes to the risk factors discussed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended August 28, 2022 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
May 30, 2022 through June 26, 2022	195,225	$66.59	194,753	$255.9
June 27, 2022 through July 24, 2022	206,283	$73.28	181,791	$242.6
July 25, 2022 through August 28, 2022	80,724	$78.15	27,932	$240.6
Total	482,232
(a)	Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $70.11, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	On December 20, 2018, we announced that our Board of Directors had authorized a $250.0 million share repurchase program, with no expiration date. On December 17, 2021, we announced that our Board of Directors had authorized the repurchase of an additional $250.0 million of our common stock under this program. Repurchases may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or through privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (post-July 20, 2022)

10.2	Form of Lamb Weston Holdings, Inc. Performance Share Agreement (post-July 20, 2022)

10.3	Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-July 20, 2022)

10.4	Form of Lamb Weston Holdings, Inc. Leveraged Performance Share Agreement

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ BERNADETTE M. MADARIETA
BERNADETTE M. MADARIETA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated this 5th day of October, 2022.