Form 10-Q
period 2022-11-27
Lamb Weston Holdings, Inc.
filed 2023-01-05
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2022

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

As of December 29, 2022, the Registrant had 143,870,590 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 28,	November 27,	November 28,
	2022	2021	2022	2021
Net sales	$1,276.5	$1,006.6	$2,402.1	$1,990.8
Cost of sales	894.9	801.1	1,747.2	1,634.0
Gross profit	381.6	205.5	654.9	356.8
Selling, general and administrative expenses	109.8	91.1	226.1	182.2
Income from operations	271.8	114.4	428.8	174.6
Interest expense, net	24.6	82.4	50.6	110.3
Income before income taxes and equity method earnings	247.2	32.0	378.2	64.3
Income tax expense	36.8	9.6	110.5	18.3
Equity method investment earnings (loss)	(107.3)	10.1	67.3	16.3
Net income	$103.1	$32.5	$335.0	$62.3
Earnings per share:
Basic	$0.72	$0.23	$2.33	$0.43
Diluted	$0.71	$0.22	$2.32	$0.42
Weighted average common shares outstanding:
Basic	144.0	146.0	144.0	146.1
Diluted	144.6	146.3	144.6	146.6

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited, in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 27, 2022			November 28, 2021
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$139.9	$(36.8)	$103.1	$42.1	$(9.6)	$32.5
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	—	—	—	0.1	—	0.1
Unrealized currency translation gains (losses)	(16.1)	0.5	(15.6)	(15.6)	0.7	(14.9)
Other	0.3	(0.1)	0.2	—	—	—
Comprehensive income	$124.1	$(36.4)	$87.7	$26.6	$(8.9)	$17.7

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	November 27, 2022			November 28, 2021
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$445.5	$(110.5)	$335.0	$80.6	$(18.3)	$62.3
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	—	—	—	0.2	—	0.2
Unrealized currency translation gains (losses)	(47.8)	1.5	(46.3)	(39.4)	2.2	(37.2)
Other	0.5	(0.1)	0.4	—	—	—
Comprehensive income	$398.2	$(109.1)	$289.1	$41.4	$(16.1)	$25.3

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, in millions, except share data)

	November 27,	May 29,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$419.4	$525.0
Receivables, less allowance for doubtful accounts of $1.4 and $1.1	508.9	447.3
Inventories	822.1	574.4
Prepaid expenses and other current assets	50.7	112.9
Total current assets	1,801.1	1,659.6
Property, plant and equipment, net	1,758.2	1,579.2
Operating lease assets	113.9	119.0
Equity method investments	263.7	257.4
Goodwill	347.5	318.0
Intangible assets, net	32.0	33.7
Other assets	253.2	172.9
Total assets	$4,569.6	$4,139.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9.0	$—
Current portion of long-term debt and financing obligations	32.2	32.2
Accounts payable	580.6	402.6
Accrued liabilities	296.7	264.3
Total current liabilities	918.5	699.1
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	2,701.1	2,695.8
Deferred income taxes	177.7	172.5
Other noncurrent liabilities	199.3	211.9
Total long-term liabilities	3,078.1	3,080.2
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 148,330,983 and 148,045,584 shares issued	148.3	148.0
Additional distributed capital	(785.5)	(813.3)
Retained earnings	1,569.2	1,305.5
Accumulated other comprehensive loss	(61.5)	(15.6)
Treasury stock, at cost, 4,460,674 and 3,974,156 common shares	(297.5)	(264.1)
Total stockholders’ equity	573.0	360.5
Total liabilities and stockholders’ equity	$4,569.6	$4,139.8

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Thirteen Weeks Ended November 27, 2022 and November 28, 2021
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at August 28, 2022	143,830,587	$148.3	$(297.1)	$(796.9)	$1,501.8	$(46.1)	$510.0
Dividends declared, $0.245 per share	—	—	—	—	(35.3)	—	(35.3)
Common stock issued	44,008	—	—	1.1	—	—	1.1
Stock-settled, stock-based compensation expense	—	—	—	10.0	—	—	10.0
Repurchase of common stock and common stock withheld to cover taxes	(4,286)	—	(0.4)	—	—	—	(0.4)
Other	—	—	—	0.3	(0.4)	—	(0.1)
Comprehensive income	—	—	—	—	103.1	(15.4)	87.7
Balance at November 27, 2022	143,870,309	$148.3	$(297.5)	$(785.5)	$1,569.2	$(61.5)	$573.0

Balance at August 29, 2021	146,061,016	$148.0	$(137.7)	$(830.2)	$1,240.0	$7.3	$427.4
Dividends declared, $0.235 per share	—	—	—	—	(34.2)	—	(34.2)
Common stock issued	11,427	—	—	—	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	4.4	—	—	4.4
Repurchase of common stock and common stock withheld to cover taxes	(871,795)	—	(50.1)	—	—	—	(50.1)
Comprehensive income	—	—	—	—	32.5	(14.8)	17.7
Balance at November 28, 2021	145,200,648	$148.0	$(187.8)	$(825.8)	$1,238.3	$(7.5)	$365.2

	Twenty-Six Weeks Ended November 27, 2022 and November 28, 2021
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 29, 2022	144,071,428	$148.0	$(264.1)	$(813.3)	$1,305.5	$(15.6)	$360.5
Dividends declared, $0.490 per share	—	—	—	—	(70.5)	—	(70.5)
Common stock issued	285,399	0.3	—	1.3	—	—	1.6
Stock-settled, stock-based compensation expense	—	—	—	17.6	—	—	17.6
Repurchase of common stock and common stock withheld to cover taxes	(486,518)	—	(33.4)	—	—	—	(33.4)
Other	—	—	—	8.9	(0.8)	—	8.1
Comprehensive income	—	—	—	—	335.0	(45.9)	289.1
Balance at November 27, 2022	143,870,309	$148.3	$(297.5)	$(785.5)	$1,569.2	$(61.5)	$573.0

Balance at May 30, 2021	146,191,864	$147.6	$(104.3)	$(836.8)	$1,244.6	$29.5	$480.6
Dividends declared, $0.470 per share	—	—	—	—	(68.6)	—	(68.6)
Common stock issued	387,428	0.4	—	1.5	—	—	1.9
Stock-settled, stock-based compensation expense	—	—	—	9.6	—	—	9.6
Repurchase of common stock and common stock withheld to cover taxes	(1,378,644)	—	(83.5)	—	—	—	(83.5)
Other	—	—	—	(0.1)	—	—	(0.1)
Comprehensive income	—	—	—	—	62.3	(37.0)	25.3
Balance at November 28, 2021	145,200,648	$148.0	$(187.8)	$(825.8)	$1,238.3	$(7.5)	$365.2

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, in millions)

	Twenty-Six Weeks Ended
	November 27,	November 28,
	2022	2021
Cash flows from operating activities
Net income	$335.0	$62.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	102.0	94.9
Loss on extinguishment of debt	—	53.3
Stock-settled, stock-based compensation expense	17.6	9.6
Equity method investment earnings in excess of distributions	(67.6)	(2.2)
Deferred income taxes	(6.8)	4.3
Foreign currency remeasurement gain	(16.8)	—
Other	(13.2)	(0.5)
Changes in operating assets and liabilities, net of acquisition:
Receivables	(54.8)	(57.7)
Inventories	(240.1)	(101.3)
Income taxes payable/receivable, net	24.8	3.1
Prepaid expenses and other current assets	52.7	58.5
Accounts payable	140.6	94.7
Accrued liabilities	14.6	(11.5)
Net cash provided by operating activities	$288.0	$207.5
Cash flows from investing activities
Additions to property, plant and equipment	(232.9)	(147.1)
Acquisition of interest in joint venture, net	(42.3)	—
Additions to other long-term assets	(37.4)	(1.0)
Other	1.6	0.5
Net cash used for investing activities	$(311.0)	$(147.6)
Cash flows from financing activities
Proceeds from issuance of debt	23.3	1,655.4
Repayments of debt and financing obligations	(16.7)	(1,682.1)
Dividends paid	(70.6)	(68.7)
Repurchase of common stock and common stock withheld to cover taxes	(34.9)	(83.5)
Payments of senior notes call premium	—	(39.6)
Other	2.3	(0.8)
Net cash used for financing activities	$(96.6)	$(219.3)
Effect of exchange rate changes on cash and cash equivalents	14.0	(2.2)
Net decrease in cash and cash equivalents	(105.6)	(161.6)
Cash and cash equivalents, beginning of period	525.0	783.5
Cash and cash equivalents, end of period	$419.4	$621.9

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and twenty-six weeks ended November 27, 2022 and November 28, 2021, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S”).

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

These financial statements and related condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 (the “Form 10-K”), where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. We filed the Form 10-K with the Securities and Exchange Commission on July 27, 2022.

There were no accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 28,	November 27,	November 28,
(in millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$103.1	$32.5	$335.0	$62.3

Denominator:
Basic weighted average common shares outstanding	144.0	146.0	144.0	146.1
Add: Dilutive effect of employee incentive plans (a)	0.6	0.3	0.6	0.5
Diluted weighted average common shares outstanding	144.6	146.3	144.6	146.6

Earnings per share:
Basic	$0.72	$0.23	$2.33	$0.43
Diluted	$0.71	$0.22	$2.32	$0.42
(a)	Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of November 27, 2022, 0.6 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of November 28, 2021, 0.3 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES

Income tax expense was $36.8 million and $9.6 million for the thirteen weeks ended November 27, 2022 and November 28, 2021, respectively; and $110.5 million and $18.3 million for the twenty-six weeks ended November 27, 2022 and November 28, 2021, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 26.3% and 22.8% for the thirteen weeks ended November 27, 2022 and November 28, 2021, respectively; and 24.8% and 22.7% for the twenty-six weeks ended November 27, 2022 and November 28, 2021, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items. Excluding the impact of the following items, our effective tax rate was 25.9% and 25.5% for the thirteen and twenty-six weeks ended November 27, 2022, respectively:

●	Gain associated with the acquisition of an additional 40% interest in our Argentina joint venture, Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), which is discussed in Note 6, Joint Venture Investments.
●	Gains related to actions taken to mitigate the effect of changes in currency rates on the pending purchase of the remaining 50% ownership interest in our European joint venture, Lamb-Weston/Meijer v.o.f. (“LWM”), net of other acquisition-related costs. See Note 6, Joint Venture Investments, for more information.
●	Mark-to-market adjustments associated with changes in natural gas and electricity derivatives at LWM, which is discussed in Note 13, Segments.

Income Taxes Paid

Income taxes paid, net of refunds, were $92.1 million and $10.3 million during the twenty-six weeks ended November 27, 2022 and November 28, 2021, respectively.

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

	November 27,	May 29,
(in millions)	2022	2022
Raw materials and packaging	$228.0	$96.1
Finished goods	539.3	426.5
Supplies and other	54.8	51.8
Inventories	$822.1	$574.4

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	November 27,	May 29,
(in millions)	2022	2022
Land and land improvements	$118.3	$114.1
Buildings, machinery, and equipment	3,000.8	2,919.0
Furniture, fixtures, office equipment, and other	98.3	92.1
Construction in progress	321.5	156.1
Property, plant and equipment, at cost	3,538.9	3,281.3
Less accumulated depreciation	(1,780.7)	(1,702.1)
Property, plant and equipment, net	$1,758.2	$1,579.2

Depreciation expense was $49.7 million and $44.7 million for the thirteen weeks ended November 27, 2022 and November 28, 2021, respectively; and $97.0 million and $89.2 million for the twenty-six weeks ended November 27, 2022 and November 28, 2021, respectively. At November 27, 2022 and May 29, 2022, purchases of property, plant and equipment included in accounts payable were $65.1 million and $38.3 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended November 27, 2022 and November 28, 2021, was $4.1 million and $1.6 million, respectively; and $6.1 million and $2.8 million for the twenty-six weeks ended November 27, 2022 and November 28, 2021, respectively.

6.    JOINT VENTURE INVESTMENTS

Consolidated Joint Venture

In July 2022, we acquired an additional 40% interest in LWAMSA, which increased our total ownership from 50% to 90%. We recorded LWAMSA’s assets and liabilities at fair value, which included remeasuring our previously held equity interest at fair value, and for the twenty-six weeks ended November 27, 2022, we recognized a $15.1 million gain in “Equity method investment earnings” in our Consolidated Statement of Earnings. The fair value was determined utilizing industry EBITDA multiples and control premium comparable information, which are unobservable inputs, or Level 3 in the fair value hierarchy. We recorded the preliminary fair values as of the date of acquisition.

In connection with the purchase of the additional interest in LWAMSA, we ceased equity method accounting and began consolidating LWAMSA’s financial statements. The net sales, income from operations, and total assets acquired were not material to our consolidated net sales, income from operations, and total assets. LWAMSA’s operating results are included in our Global segment.

In September 2022, we announced an expansion of french fry processing capacity in Argentina with the planned construction of a new manufacturing facility in Mar del Plata. The new processing facility is expected to produce more than 200 million pounds of frozen french fries and other potato products per year. Construction of the new line is expected to be completed in fiscal 2025. The total investment is expected to be approximately $240 million. This investment will add to the capacity produced at LWAMSA’s existing production facility in Buenos Aires.

Noncontrolling Interest (“NCI”)

As of November 27, 2022, total LWAMSA interest not directly attributable to Lamb Weston, or NCI, was $8.1 million and was recorded in “Additional distributed capital” on our Consolidated Balance Sheet. For the thirteen and twenty-six weeks ended November 27, 2022, the net loss attributable to NCI was not significant and was recorded in “Selling, general and administrative expenses” in our Consolidated Statements of Earnings.

Unconsolidated Joint Ventures

Our equity method investments were as follows:

	November 27,	May 29,
(in millions)	2022	2022
LWM (a)	$233.8	$211.2
Lamb-Weston/RDO Frozen ("Lamb Weston RDO") (b)	29.2	19.4
LWAMSA (c)	—	26.1
Other	0.7	0.7
	$263.7	$257.4
(a)	We own 50% of LWM, a joint venture with Meijer Frozen Foods B.V. LWM is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe and the Middle East.

(b)	We own 50% of Lamb Weston RDO, a joint venture with RDO Frozen Co., that operates a potato processing facility in the U.S.

(c)	In July 2022, we acquired an additional 40% interest in LWAMSA, increasing our total ownership to 90% and began consolidating the joint venture.

In September 2022, LWM completed the previously announced withdrawal from its joint venture in Russia. In October 2022, we entered into an agreement to acquire the remaining interest in LWM for consideration consisting of €525.0 million in cash and €175.0 million in shares of our common stock. The number of shares of our common stock to be paid will be equal to the U.S. dollar equivalent of €175.0 million, valued at the volume weighted average of the trading price per share of our common stock for the five trading days immediately preceding the signing date of the agreement and the five trading days immediately preceding the closing date of the transaction. Upon completion of the transaction, we will own 100% of LWM. We expect to close the transaction in the fourth quarter of fiscal 2023, subject to customary regulatory approvals. Following closing of the transaction, we will include LWM’s operating results in our Global segment.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the twenty-six weeks ended November 27, 2022:

(in millions)	Global	Foodservice	Retail	Other	Total
Balance at May 29, 2022	$259.8	$42.8	$10.9	$4.5	$318.0
Acquisition of interest in joint venture (a)	42.1	—	—	—	42.1
Foreign currency translation adjustment	(12.6)	—	—	—	(12.6)
Balance at November 27, 2022	$289.3	$42.8	$10.9	$4.5	$347.5

(a)	In July 2022, we acquired an additional 40% interest in LWAMSA, which increased our total ownership from 50% to 90%, and we recorded $42.1 million of goodwill, that is not deductible for tax purposes, in our Global segment. See Note 6, Joint Venture Investments, for more information.

Other identifiable intangible assets were as follows:

	November 27, 2022				May 29, 2022
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
(in millions, except useful lives)	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	10	40.8	(26.8)	14.0	10	41.4	(25.7)	15.7
		$58.8	$(26.8)	$32.0		$59.4	$(25.7)	$33.7
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Developed technology, which is excluded from this balance, is recorded as “Other assets” on our Consolidated Balance Sheets. Amortization expense, including developed technology amortization expense, was $1.5 million and $1.5 million for the thirteen weeks ended November 27, 2022 and November 28, 2021, respectively; and $2.9 million and $3.0 million for the twenty-six weeks ended November 27, 2022 and November 28, 2021, respectively. Foreign intangible assets are affected by foreign currency translation.

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	November 27,	May 29,
(in millions)	2022	2022
Compensation and benefits	$107.7	$81.0
Accrued trade promotions	48.0	41.2
Dividends payable to shareholders	35.2	35.3
Accrued interest	26.6	42.1
Other	26.4	30.2
Current portion of operating lease obligations	23.3	22.4
Income taxes payable	17.1	1.7
Franchise, property, and sales and use taxes	12.4	10.4
Accrued liabilities	$296.7	$264.3

9.   DEBT AND FINANCING OBLIGATIONS

The components of our debt, including financing obligations, were as follows:

	November 27,	May 29,
(in millions)	2022	2022
Short-term borrowings:
Other credit facilities	$9.0	$—

Long-term debt:
Term A-1 loan facility, due June 2024	251.3	258.7
Term A-2 loan facility, due April 2025	288.4	296.6
RMB loan facility, due February 2027	39.3	19.7
4.875% senior notes, due May 2028	500.0	500.0
4.125% senior notes, due January 2030	970.0	970.0
4.375% senior notes, due January 2032	700.0	700.0
	2,749.0	2,745.0
Financing obligations:
Lease financing obligations due on various dates through 2040	6.5	7.0

Total debt and financing obligations	2,764.5	2,752.0
Debt issuance costs (a)	(22.2)	(24.0)
Short-term borrowings	(9.0)	—
Current portion of long-term debt and financing obligations	(32.2)	(32.2)
Long-term debt and financing obligations, excluding current portion	$2,701.1	$2,695.8
(a)	Excludes debt issuance costs of $2.9 million and $3.3 million as of November 27, 2022 and May 29, 2022, respectively, related to our revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.

At November 27, 2022, we had no borrowings outstanding under our revolving credit facility and $994.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million. For the twenty-six weeks ended November 27, 2022, we had no material borrowings under the facility.

For the twenty-six weeks ended November 27, 2022 and November 28, 2021, we paid $76.6 million and $61.4 million of interest on debt, respectively.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 7, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

10.   STOCK-BASED COMPENSATION

The Compensation and Human Capital Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), stock options, dividend equivalents, and other stock-based awards. As of November 27, 2022, 6.0 million shares were available for future grant under the plan.

RSUs

We grant RSUs to eligible employees and non-employee directors. The employee RSUs generally vest over a three-year period following the grant date, while the non-employee director RSUs generally vest one year after the grant date. We estimate the fair value of the RSUs based upon the market price of our common stock on the date of grant.

Compensation expense is recognized over the period the employee or non-employee director provides service in exchange for the award.

Performance Shares

Performance Shares are granted to certain executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. Awards actually earned range from 0% to 200% of the targeted number of Performance Shares for each of the performance periods. Awards, if earned, would be paid in shares of our common stock. Subject to limited exceptions set forth in our stock plan, any shares earned will generally vest over a three-year service period following the grant date. The value of these Performance Shares is adjusted based upon the market price of our common stock and the anticipated attainment of Company-wide performance goals at the end of each reporting period and amortized as compensation expense over the service period.

We have also granted Performance Shares with vesting contingent upon relative total shareholder return goals, and, under special circumstances, stock price growth goals. Awards actually earned range from 0% to 200%, in the case of awards contingent on total shareholder return goals, or 0% to 300%, in the case of awards contingent on stock price growth goals, of the targeted number of Performance Shares. These Performance Shares are equity-settled awards that vest over a three-year service period following the grant date, and the number of units that actually vest is determined based on the achievement of the performance criteria set forth in the respective award agreement. The awards are measured based on estimated fair value as of the date of grant using a Monte Carlo simulation, and are amortized over the service period.

The weighted average Monte Carlo assumptions for Performance Shares granted during the twenty-six weeks ended November 27, 2022 were:

Assumptions
Dividend yield (%)	0.00 - 1.42
Expected volatility of stock (%)	42.99
Risk-free interest rate (%)	2.89
Expected life (years)	2.82
Weighted average grant date fair value per unit	$91.43 - $118.97

Stock Options

Under special circumstances, we have granted options to employees and non-employee directors for the purchase of stock at exercise prices equal to the fair market value of the underlying stock on the grant date. Options granted to employees generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of seven years. Options granted to non-employee directors generally vest one year after the grant date and have a term of ten years.

The weighted average Black-Scholes assumptions for stock options granted during the twenty-six weeks ended November 27, 2022 were:

Assumptions
Weighted average fair value	$25.90 - $29.25
Dividend yield (%)	1.20 - 1.22
Expected volatility of stock (%)	33.73 - 34.06
Risk-free interest rate (%)	2.82 - 4.42
Expected life of stock option (years)	5.74 - 5.75
Weighted average exercise price per share	$79.66 - $82.73

Stock Based Compensation Grants

During the twenty-six weeks ended November 27, 2022, we granted 0.4 million, 0.3 million, and 0.6 million RSUs, Performance Shares, and stock options, respectively, at an average grant date fair value of $79.48, $92.83, and $25.93, respectively.

Compensation Expense

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 28,	November 27,	November 28,
(in millions)	2022	2021	2022	2021
Stock-settled RSUs	$5.0	$3.5	$9.7	$7.1
Performance Shares	3.7	0.9	6.1	2.5
Stock options	1.3	—	1.8	—
Total compensation expense	$10.0	$4.4	$17.6	$9.6
Income tax benefit (a)	(1.9)	(0.9)	(3.2)	(1.8)
Total compensation expense, net of tax benefit	$8.1	$3.5	$14.4	$7.8
(a)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at November 27, 2022, total unrecognized compensation expense related to stock-based awards was as follows:

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
(in millions, except data in years)	Expense	Period (in years)
Stock-settled RSUs	$40.5	1.6
Performance Shares	30.7	2.3
Stock options	12.6	1.8
Total unrecognized compensation expense	$83.8

11.   FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, receivables, accounts payable, and short-term debt approximate their carrying amounts due to their short duration.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of November 27, 2022
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Derivative assets (a)	$—	$16.9	$—	$16.9
Deferred compensation liabilities (b)	—	(22.6)	—	(22.6)
Fair value, net	$—	$(5.7)	$—	$(5.7)

	As of May 29, 2022
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Derivative assets (a)	$—	$7.0	$—	$7.0
Deferred compensation liabilities (b)	—	(21.6)	—	(21.6)
Fair value, net	$—	$(14.6)	$—	$(14.6)

(a)	Derivative assets included in Level 2 primarily represent commodity swaps, option contracts, and currency contracts. The fair values of our Level 2 derivative assets were determined using valuation models that use market observable inputs including both forward and spot prices for commodities. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not. Deferred compensation liabilities are primarily presented within “Other noncurrent liabilities” on our Consolidated Balance Sheets.

At November 27, 2022, we had $2,170.0 million of fixed-rate and $588.0 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $1,944.7 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

Our Board of Directors authorized a program, with no expiration date, to repurchase up to $500.0 million of our common stock. During the thirteen weeks ended November 27, 2022, there were no share repurchases. During the twenty-six weeks ended November 27, 2022, we repurchased 404,476 shares for an aggregate purchase price of $28.4 million, or a weighted average price of $70.11 per share. As of November 27, 2022, $240.6 million remained authorized for repurchase under the program.

Dividends

During the twenty-six weeks ended November 27, 2022, we paid $70.6 million of dividends to our common stockholders. On December 2, 2022, we paid $35.2 million of dividends to stockholders of record as of the close of business on November 4, 2022. On December 14, 2022, our Board of Directors declared a dividend of $0.28 per share of common stock. This dividend will be paid on March 3, 2023, to stockholders of record as of the close of business on February 3, 2023.

Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI, net of taxes, as of November 27, 2022 were as follows:

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
(in millions)	Losses	Benefits	Other	Loss
Balance as of May 29, 2022	$(12.9)	$(3.3)	$0.6	$(15.6)
Other comprehensive income (loss) before reclassifications, net of tax	(46.3)	—	0.4	(45.9)
Amounts reclassified out of AOCI, net of tax	—	—	—	—
Net current-period other comprehensive income (loss)	(46.3)	—	0.4	(45.9)
Balance as of November 27, 2022	$(59.2)	$(3.3)	$1.0	$(61.5)

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 28,	November 27,	November 28,
(in millions)	2022	2021	2022	2021
Net sales
Global	$692.8	$516.7	$1,252.5	$1,017.9
Foodservice	357.9	313.9	724.3	635.3
Retail	191.5	142.6	361.0	275.1
Other	34.3	33.4	64.3	62.5
Total net sales	$1,276.5	$1,006.6	$2,402.1	$1,990.8
Product contribution margin (a)
Global	$171.0	$80.9	$254.7	$123.5
Foodservice	130.8	104.4	269.1	200.8
Retail	65.7	21.4	114.4	36.2
Other (b)	7.5	(6.2)	5.6	(12.8)
	375.0	200.5	643.8	347.7
Add: Advertising and promotion expenses (a)	6.6	5.0	11.1	9.1
Gross profit	381.6	205.5	654.9	356.8
Selling, general and administrative expenses (c)	109.8	91.1	226.1	182.2
Income from operations	271.8	114.4	428.8	174.6
Interest expense, net (d)	24.6	82.4	50.6	110.3
Income tax expense	36.8	9.6	110.5	18.3
Equity method investment earnings (loss) (e)	(107.3)	10.1	67.3	16.3
Net income	$103.1	$32.5	$335.0	$62.3
(a)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with segment performance.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts.

(c)	Selling, general and administrative expenses for the thirteen and twenty-six weeks ended November 27, 2022 included a net $26.5 million gain related to actions taken to mitigate the effect of changes in currency rates on the pending purchase of the remaining ownership interest in LWM, net of other acquisition-related costs.

(d)	The thirteen and twenty-six weeks ended November 28, 2021 included a loss on the extinguishment of debt of $53.3 million, which includes an aggregate call premium of $39.6 million related to the redemption of our outstanding 4.625% senior notes due 2024 and 4.875% senior notes due 2026, and the write-off of $13.7 million of previously unamortized debt issuance costs associated with those notes.

(e)	Equity method investment earnings (loss) included a $136.8 million unrealized loss and a $6.3 million unrealized gain for the thirteen weeks ended November 27, 2022 and November 28, 2021, respectively; and a $9.5 million and $11.3 million unrealized gain for the twenty-six weeks ended November 27, 2022 and November 28, 2021, respectively, related to mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility.

Equity method investment earnings for the twenty-six weeks ended November 27, 2022 also included a $15.1 million gain recognized in connection with our acquisition of an additional 40% interest in our Argentina joint venture, increasing our ownership from 50% to 90%.

14.   COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, lease obligations, purchase commitments for goods and services, and legal proceedings. Except for the agreement to acquire the remaining interest in LWM for consideration of €525.0 million in cash and €175.0 million in shares of our common stock discussed in Note 6, Joint Venture Investments, there have been no material changes to the commitments, contingencies, guarantees and legal proceedings disclosed in Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

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

Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “would,” “believe,” “acquire,” “increase,” “implement,” “improve,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, operational costs, pricing actions, cash flows, liquidity, dividends, enterprise resource planning (“ERP”) system implementation, pending acquisition of the remaining equity interest in our European joint venture, Lamb-Weston/Meijer v.o.f. (“LWM”), including the anticipated benefits of the transaction, the expected timing of the completion of the transaction, related financing and the ability of the parties to complete the transaction, and business and financial outlook and prospects, as well as supply chain constraints, inflation, our industry, and global economic conditions. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: the availability and prices of raw materials and other commodities; labor shortages and other operational challenges; an uncertain general economic environment, including inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; the occurrence of any event, change or other circumstances that could give rise to the termination of our agreement to acquire the remaining equity interest in LWM; the risk that the necessary regulatory approvals for the LWM acquisition may not be obtained or may be obtained subject to conditions that are not anticipated; the risk that the LWM acquisition will not be consummated in a timely manner or at all; risks that any of the closing conditions to the LWM acquisition may not be satisfied or may not be satisfied in a timely manner; risks related to disruption of management time from ongoing business operations due to the LWM acquisition; failure to realize the benefits expected from the LWM acquisition; and the effect of the announcement of the LWM acquisition on our ability to retain customers and retain and hire key personnel, maintain relationships with suppliers and on our operating results and businesses generally; risks associated with integrating acquired businesses, including LWM; disruptions in the global economy caused by the war in Ukraine and the possible related heightening of our other known risks; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; levels of pension, labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruption of our access to export mechanisms; risks associated with other possible acquisitions; our debt levels; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (including product contribution margin, on a consolidated basis, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted EPS) that is prepared using non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of product contribution margin, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to gross profit, income from operations, net income, or diluted earnings per share, as applicable.

Executive Summary

The following highlights our financial results in the second quarter of fiscal 2023, compared with the prior year quarter. For more information, refer to the “Results of Operations” section below.

●	Net sales increased 27% to $1,276.5 million
●	Income from operations increased 138% to $271.8 million
●	Net income increased 217% to $103.1 million, and diluted earnings per share increased 223% to $0.71, including items impacting comparability, as discussed below, of $110.3 million ($82.3 million after-tax, or $0.57 per share)
●	Adjusted Income from Operations increased 114% to $245.3 million
●	Adjusted Net Income increased 171% to $185.4 million, and Adjusted Diluted EPS increased 172% to $1.28
●	Adjusted EBITDA including unconsolidated joint ventures increased 92% to $334.6 million
●	We returned $35.2 million of cash to stockholders through dividends

We drove strong sales growth, earnings growth, and gross margin expansion in the quarter by continuing to execute pricing actions across each of our business segments to counter significant input, manufacturing, and supply chain cost inflation. The increase in net sales was partially offset by a decline in sales volume, primarily reflecting an inability to fully serve customer demand in our foodservice and retail channels due to the impact of supply chain disruptions on run-rates and throughput in our production facilities, and to a lesser extent, softer restaurant traffic and demand trends in the U.S., especially at casual dining and full-service restaurants, as consumers adjusted to the severe inflationary environment. Overall traffic at large quick service restaurants (“QSR”) in the U.S. remained solid.

The increase in net income was driven by higher sales and gross profit and lower interest expense, and was partially offset by sharply lower equity method investment earnings and higher selling, general and administrative expenses (“SG&A”). The following items impacted comparability of our second quarter results and were excluded when providing Adjusted Income from Operations, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA, and Adjusted EBITDA including unconsolidated joint ventures:

●	Interest expense in the prior year quarter included a loss of $53.3 million ($40.5 million after-tax, or $0.28 per share) associated with the extinguishment of debt (see “Liquidity and Capital Resources”).

●	The decrease in equity method investment earnings included a $136.8 million unrealized loss ($101.5 million after-tax, or $0.70 per share) in the second quarter of fiscal 2023 related to mark-to-market adjustments associated with natural gas and electricity hedging contracts in Europe, reflecting the volatility of those energy markets in that region, and a $6.3 million unrealized gain ($4.7 million after-tax, or $0.03 per share) in the prior year quarter.

●	SG&A included a net $26.5 million gain ($19.2 million after-tax, or $0.13 per share), related to actions taken to mitigate the effect of changes in currency rates on the pending purchase of the remaining ownership interest in LWM, net of other acquisition-related costs.

In October 2022, we entered into an agreement to acquire the remaining interest in LWM for consideration consisting of €525.0 million in cash and €175.0 million in shares of our common stock. Upon completion of the transaction, we will own 100% of LWM. We expect to close this transaction in the fourth quarter of fiscal 2023, subject to customary regulatory approvals. After closing, we will include LWM’s operating results within our Global segment.

Outlook

During the second half of fiscal 2023, we expect increases in price/mix in each of our core business segments to be the primary driver of net sales growth versus the prior year period. We expect supply chain disruptions, including the effects of commodities shortages and onboarding new production workers, and changes in product mix will continue to impact run-rates and throughput in our production facilities, and affect our customer fulfillment rates. We also expect sales volume trends and demand will continue to be volatile as consumers in the U.S. and our key international markets continue to respond to the current inflationary environment. We expect our gross margins will be largely consistent with the levels that we delivered in the first half of the year due to the carryover benefits of pricing actions taken in fiscal 2022, as well as actions being taken in fiscal 2023 to offset input cost inflation, including an increase in raw potato costs as a result of higher contract rates and the impact of below-average crop yields as a result of significant heat waves late in the season in our growing regions in the Pacific Northwest. We expect LWM’s earnings may improve as compared to the prior year period as a result of the continued implementation of pricing actions to counter cost inflation.

While the near-term global demand trends may be volatile as consumers navigate the current challenging macroenvironment, our investments to expand capacity in Idaho, China, and Argentina, along with our intent to acquire the remaining equity interest in our LWM joint venture, reflect our belief in the long-term health and growth outlook of the frozen potato category.

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

Thirteen Weeks Ended November 27, 2022 compared to Thirteen Weeks Ended November 28, 2021

Net Sales, Gross Profit, and Product Contribution Margin

	Thirteen Weeks Ended
	November 27,	November 28,	%
(in millions, except percentages)	2022	2021	Increase
Segment net sales
Global	$692.8	$516.7	34%
Foodservice	357.9	313.9	14%
Retail	191.5	142.6	34%
Other	34.3	33.4	3%
	$1,276.5	$1,006.6	27%

Segment product contribution margin
Global	$171.0	$80.9	111%
Foodservice	130.8	104.4	25%
Retail	65.7	21.4	207%
Other	7.5	(6.2)	221%
	375.0	200.5	87%
Add: Advertising and promotion expenses	6.6	5.0	32%
Gross profit	$381.6	$205.5	86%

Net Sales

Compared to the prior year quarter, net sales for the second quarter of fiscal 2023 increased $269.9 million, or 27%, to $1,276.5 million. Price/mix increased 30%, reflecting the benefit of pricing actions across each of our core business segments to counter input, manufacturing, and transportation cost inflation. Volume declined 3%, primarily reflecting an inability to fully serve customer demand in our foodservice and retail channels. The impact of supply chain disruptions during the quarter, including the effects of commodities shortages and onboarding new production workers, continued to affect production run-rates and throughput in our production facilities as well as customer order fulfillment rates. To a lesser extent, softer casual dining and full-service restaurant traffic in the U.S. also contributed to the decline as consumers face a challenging macroeconomic environment.

Global segment net sales increased $176.1 million, or 34%, to $692.8 million. Price/mix increased 31% and volume increased 3%. The benefit of domestic and international product and freight pricing actions to offset inflation, as well as favorable mix, drove the increase in price/mix. The impact of acquiring a controlling interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”) in early fiscal 2023, growth in international shipments, and strength in domestic QSR limited time product offerings largely drove the increase in volume.

Foodservice segment net sales increased $44.0 million, or 14%, to $357.9 million. Price/mix increased 25%, while volume decreased 11%. The carryover benefits of product and freight pricing actions taken in the prior year, as well as actions taken in fiscal 2023 to counter inflation, drove the increase in price/mix. Volume fell, reflecting a combination of: the supply chain disruptions on run-rates and throughput in our production facilities; incremental losses of certain low-margin business; and, to a lesser extent, a slowdown in restaurant traffic and consumer demand in casual dining and other full-service restaurants.

Retail segment net sales increased $48.9 million, or 34%, to $191.5 million. Price/mix increased 43%, while volume decreased 9%. The carryover benefits of product and freight pricing actions across the branded and private label portfolios taken in the prior year, as well as actions taken in fiscal 2023 to counter inflation, drove the increase in price/mix. While consumer demand for frozen potato products remained strong, volume fell largely due to the impact of supply chain disruptions on run-rates and throughput in our production facilities, as well as incremental losses of certain low-margin, private label business.

Other segment net sales increased $0.9 million, or 3%, to $34.3 million. Price/mix increased 5% and was driven by higher prices in our vegetable business. Volume decreased 2%, reflecting the negative effect of the extreme summer heat on the yield and quality of the vegetable crops.

Gross Profit and Product Contribution Margin

Gross profit increased $176.1 million, or 86%, to $381.6 million, as benefits from pricing actions more than offset the impact of higher manufacturing and distribution costs on a per-pound basis, as well as lower sales volumes. The higher costs per pound primarily reflected double-digit cost inflation from key inputs, including: edible oils, ingredients such as grains and starches used in product coatings, labor, and transportation and warehousing. The increase in costs per pound also reflected higher costs associated with the impact of extreme summer heat that negatively affected the yield and quality of potato crops in the Pacific Northwest in fall 2021, as well as the effects of supply chain disruptions on run-rates and throughput in our production facilities. The increase in gross profit also included a $6.5 million increase in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $0.4 million gain in the second quarter, compared with a $6.1 million loss related to these items in the prior year quarter.

Our overall product contribution margin, defined as gross profit less A&P expenses, increased $174.5 million, or 87%, to $375.0 million. The increase was largely driven by higher sales and gross profit (as described above).

Global segment product contribution margin increased $90.1 million, or 111%, to $171.0 million. Pricing actions and favorable mix drove the increase, more than offsetting higher manufacturing and distribution costs per pound. As a result of the cumulative benefit of pricing actions and mix improvement efforts during the past two years to counter input cost inflation, the Global segment’s product contribution margin percentage in the second quarter approached pre-pandemic levels. Global segment cost of sales was $520.5 million, up 20% compared to the second quarter of fiscal 2022, primarily due to higher manufacturing and distribution costs, as well as higher sales volumes.

Foodservice segment product contribution margin increased $26.4 million, or 25%, to $130.8 million. Pricing actions drove the increase, and was partially offset by higher manufacturing and distribution costs per pound, unfavorable mix, and the impact of lower sales volumes. Foodservice segment cost of sales was $225.4 million, up 8% compared to the second quarter of fiscal 2022, primarily due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Retail segment product contribution margin increased $44.3 million, or 207%, to $65.7 million. Pricing actions drove the increase, partially offset by higher manufacturing and distribution costs per pound. Retail segment cost of sales was $122.2 million, a 3% increase compared to the second quarter of fiscal 2022, primarily due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Other segment product contribution margin increased $13.7 million to $7.5 million in the second quarter of fiscal 2023, as compared to a loss of $6.2 million in the second quarter of fiscal 2022. These amounts include a $2.0 million gain and an $8.6 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts reported in the Other segment in fiscal 2023 and 2022, respectively. Excluding these mark-to-market adjustments and realized settlements, Other segment product contribution margin increased $3.1 million, largely due to pricing actions in our vegetable business.

Selling, General and Administrative Expenses

SG&A increased $18.7 million to $109.8 million in the second quarter of fiscal 2023, and includes a net $26.5 million gain ($19.2 million after-tax, or $0.13 per share) related to actions taken to mitigate the effect of changes in currency rates on the pending purchase of the remaining ownership interest in LWM, net of other acquisition-related costs. Excluding items impacting comparability, SG&A increased $45.2 million to $136.3 million, primarily due to higher compensation and benefits expense, and to a lesser extent, higher expenses related to improving our information systems and ERP infrastructure.

Interest Expense, Net

Compared with the prior year quarter, interest expense, net decreased $57.8 million to $24.6 million, primarily reflecting a loss on extinguishment of debt in the prior year quarter of $53.3 million ($40.5 million after-tax, or $0.28 per share) associated with the redemption in full of our outstanding 4.625% senior notes due 2024 (the “2024 Notes”) and 4.875% senior notes due 2026 (the “2026 Notes”). In addition, capitalized interest and interest income were each higher versus the prior year quarter.

Income Tax Expense

Income tax expense for the second quarter of fiscal 2023 and 2022 was $36.8 million and $9.6 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 26.3% and 22.8% for the second quarter of fiscal 2023 and 2022, respectively. Excluding items impacting comparability, our effective tax rate for the second quarter of fiscal 2023 and 2022 was 25.9% and 23.4%, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings (Loss)

We conduct business through unconsolidated joint ventures in Europe and the U.S. and include our share of the earnings (loss) based on our economic ownership interest in them. Our share of earnings and loss from our equity method investments was a loss of $107.3 million and earnings of $10.1 million for the second quarter of fiscal 2023 and 2022, respectively. Equity method investment earnings (loss) included a $130.1 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the second quarter of fiscal 2023, of which $136.8 million ($101.5 million after-tax, or $0.70 per share) related to losses in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility. Equity method investment earnings in the prior year quarter included a $3.6 million unrealized gain for mark-to-market adjustments, of which $6.3 million ($4.7 million after-tax, or $0.03 per share) related to gains in natural gas and electricity derivatives.

Excluding the items impacting comparability noted above (mark-to-market adjustments related to natural gas and electricity derivatives) and the other mark-to-market adjustments, earnings from equity method investments increased $16.3 million compared to the prior year quarter, reflecting favorable price/mix, partially offset by higher manufacturing and distribution costs, in both Europe and the U.S.

Twenty-Six Weeks Ended November 27, 2022 compared to Twenty-Six Weeks Ended November 28, 2021

Net Sales, Gross Profit, and Product Contribution Margin

	Twenty-Six Weeks Ended
	November 27,	November 28,	%
(in millions, except percentages)	2022	2021	Increase
Segment net sales
Global	$1,252.5	$1,017.9	23%
Foodservice	724.3	635.3	14%
Retail	361.0	275.1	31%
Other	64.3	62.5	3%
	$2,402.1	$1,990.8	21%

Segment product contribution margin
Global	$254.7	$123.5	106%
Foodservice	269.1	200.8	34%
Retail	114.4	36.2	216%
Other	5.6	(12.8)	144%
	643.8	347.7	85%
Add: Advertising and promotion expenses	11.1	9.1	22%
Gross profit	$654.9	$356.8	84%

Net Sales

Compared to the first half of fiscal 2022, net sales increased $411.3 million, or 21%, to $2,402.1 million. Price/mix increased 26%, reflecting the benefit of product and freight pricing actions across each of our core business segments to counter input, manufacturing, and transportation cost inflation. Volume declined 5%, primarily reflecting an inability to fully serve customer demand in our foodservice and retail channels. The impact of supply chain disruptions during the first half of fiscal 2023, including the effects of commodities shortages and onboarding new production workers, continued to affect production run-rates and throughput in our production facilities as well as customer order fulfillment rates. To a lesser extent, softer casual dining and full-service restaurant traffic in the U.S. as consumers face a challenging macroeconomic environment.

Global segment net sales increased $234.6 million, or 23%, to $1,252.5 million. Price/mix increased 23%, while volume was flat. The benefit of domestic and international product and freight pricing actions to offset inflation drove the increase in price/mix. The impact of acquiring a controlling interest in LWAMSA in early fiscal 2023 and growth in international shipments offset a decline in domestic volumes.

Foodservice segment net sales increased $89.0 million, or 14%, to $724.3 million. Price/mix increased 25%, while volume decreased 11%. The carryover benefits of product and freight pricing actions taken in the prior year, as well as actions taken in fiscal 2023 to counter inflation, drove the increase in price/mix. Volume fell, reflecting a combination of: the impact of supply chain disruptions on run-rates and throughput in our production facilities; incremental losses of certain low-margin business; and a slowdown in restaurant traffic and consumer demand in casual dining and other full-service restaurants.

Retail segment net sales increased $85.9 million, or 31%, to $361.0 million. Price/mix increased 38%, while volume decreased 7%. The carryover benefits of product and freight pricing actions across the branded and private label portfolios taken in the prior year, as well as actions taken in fiscal 2023 to counter inflation, largely drove the increase in price/mix. While consumer demand for frozen potato products remained strong, the decline in the segment’s overall volume was due largely to the impact of supply chain disruptions on run-rates and throughput in our production facilities for branded products, as well as incremental losses of certain low-margin, private label business.

Other segment net sales increased $1.8 million, or 3%, to $64.3 million. Price/mix increased 8% and was driven by higher prices in our vegetable business. Volume decreased 5%, reflecting the negative effect of the extreme summer heat on the yield and quality of the vegetable crops.

Gross Profit and Product Contribution Margin

Gross profit increased $298.1 million, or 84%, to $654.9 million, as benefits from pricing actions more than offset the impact of higher manufacturing and distribution costs on a per-pound basis, as well as lower sales volumes. The higher costs per pound predominantly reflected double-digit cost inflation from key inputs, including: edible oils; ingredients, such as grains and starches used in product coatings; transportation; and labor. The increase in costs per pound also reflected higher costs associated with the impact of extreme summer heat that negatively affected the yield and quality of potato crops in the Pacific Northwest in fall 2021, as well as the effects of supply chain disruptions on run-rates and throughput in our production facilities. The increase in per pound costs was partially offset by supply chain productivity savings.

Our overall product contribution margin increased $296.1 million, or 85%, to $643.8 million. The increase was largely due to higher sales and gross profit (as described above).

Global segment product contribution margin increased $131.2 million, or 106%, to $254.7 million. Pricing actions drove the increase, more than offsetting higher manufacturing and distribution costs per pound, as well as unfavorable mix. Global segment cost of sales was $995.6 million, up 12% compared to the first half of fiscal 2022, primarily due to higher manufacturing and distribution costs.

Foodservice segment product contribution margin increased $68.3 million, or 34%, to $269.1 million. Pricing actions drove the increase, and was partially offset by higher manufacturing and distribution costs per pound, unfavorable mix, and the impact of lower sales volumes. Foodservice segment cost of sales was $452.3 million, up 5% compared to the first half of fiscal 2022, due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Retail segment product contribution margin increased $78.2 million, or 216%, to $114.4 million. Pricing actions drove the increase, partially offset by higher manufacturing and distribution costs per pound. Retail segment cost of sales was $240.9 million, up 3% compared to the first half of fiscal 2022, primarily due to higher manufacturing and distribution costs, partially offset by lower sales volumes.

Other segment product contribution margin increased $18.4 million to $5.6 million in the first half of fiscal 2023, as compared to a loss of $12.8 million in the first half of fiscal 2022. These amounts include a $6.9 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts, and a $16.9 million loss related to the contracts in fiscal 2022. Excluding these mark-to-market adjustments and realized settlements, Other segment product contribution margin increased $8.4 million, largely due to pricing actions in our vegetable business.

Selling, General and Administrative Expenses

SG&A increased $43.9 million to $226.1 million in the first half of fiscal 2023, and includes a net $26.5 million gain ($19.2 million after-tax, or $0.13 per share) related to actions taken to mitigate the effect of changes in currency rates on the pending purchase of the remaining ownership interest in LWM, net of other acquisition-related costs. Excluding items impacting comparability, SG&A increased $70.4 million to $252.6 million, primarily due to higher compensation and benefits expense, and higher expenses related to improving our information systems and ERP infrastructure.

Interest Expense, Net

Compared with the first half of fiscal 2022, interest expense, net decreased $59.7 million to $50.6 million. The first half of fiscal year 2022 includes a $53.3 million ($40.5 million after-tax or $0.28 per share) loss on extinguishment of debt associated with the redemption in full of our 2024 Notes and 2026 Notes.

Income Tax Expense

Income tax expense for the first half of fiscal 2023 and 2022 was $110.5 million and $18.3 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 24.8% and 22.7% for the first half of fiscal 2023 and 2022, respectively. Excluding items impacting comparability, our effective tax rates for the first half of fiscal 2023 and 2022 were 25.5% and 23.0%. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

Equity Method Investment Earnings

Equity method investments earnings were $67.3 million and $16.3 million for the first half of fiscal 2023 and 2022, respectively. Equity method investment earnings included a $14.4 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first half of fiscal 2023, of which $9.5 million ($7.0 million after-tax, or $0.05 per share) related to gains in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility. Equity method investment earnings in the first half of fiscal 2022 included a $7.9 million unrealized gain for mark-to-market adjustments, of which $11.3 million ($8.4 million after-tax, or $0.06 per share) related to gains in natural gas and electricity derivatives. Equity method investment earnings in the first half of fiscal 2023 also included a $15.1 million gain (before and after-tax, or $0.10 per share) recognized in connection with remeasuring our previously held 50% ownership interest in LWAMSA to fair value.

Excluding the items impacting comparability noted above (mark-to-market adjustments related to natural gas and electricity derivatives and the remeasurement of our previously held ownership interest in LWAMSA) and the other mark-to-market adjustments, earnings from equity method investments increased $29.4 million compared to the prior year, reflecting favorable price/mix, partially offset by higher manufacturing and distribution costs, in both Europe and the U.S.

Liquidity and Capital Resources

Sources and Uses of Cash

We ended the first half of fiscal 2023 with $419.4 million of cash and cash equivalents and $994.6 million of availability under our revolving credit facility, net of letters of credit. As of November 27, 2022, no borrowings were outstanding under the revolving credit facility.

In October 2022, we entered into an agreement to acquire the remaining interest in LWM for consideration consisting of €525.0 million in cash and €175.0 million in shares of our common stock. We expect to close the transaction in the fourth quarter of fiscal 2023, subject to customary regulatory approvals. We expect to fund the cash portion of this acquisition with new borrowings and cash on hand.

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

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Twenty-Six Weeks Ended
	November 27,	November 28,
(in millions)	2022	2021
Net cash flows provided by (used for):
Operating activities	$288.0	$207.5
Investing activities	(311.0)	(147.6)
Financing activities	(96.6)	(219.3)
	(119.6)	(159.4)
Effect of exchange rate changes on cash and cash equivalents	14.0	(2.2)
Net decrease in cash and cash equivalents	$(105.6)	$(161.6)

Operating Activities

In the first half of fiscal 2023, cash provided by operating activities increased $80.5 million to $288.0 million, compared with $207.5 million in the same period a year ago. The increase related to a $128.5 million increase in income from operations, adjusted for non-cash income and expenses, offset by $48.0 million of cash used for unfavorable changes in working capital. See “Results of Operations” in this MD&A for more information related to the increase in income from operations. Unfavorable changes in working capital primarily related to higher-cost finished goods inventories, due primarily to increased potato and input cost inflation. These unfavorable changes were partially offset by an increase in accounts payable due to timing, an increase in accrued liabilities due to higher compensation and benefits accrued in fiscal 2023, compared with the prior year period, and an increase in income taxes payable due to higher taxable income in fiscal 2023, compared with the prior year period.

Investing Activities

Investing activities used $311.0 million of cash in the first half of fiscal 2023, compared with $147.6 million in the same period in the prior year. The increase primarily relates to our investments in our chopped and formed capacity expansion and our french fry processing line in American Falls, Idaho, and our greenfield french fry processing facility in Ulanqab, Inner Mongolia, China. We expect to use approximately $475 million to $525 million for capital expenditures, excluding our pending acquisition of LWM and other acquisitions, if any, in fiscal 2023. We also used $42.3 million to acquire an additional ownership interest in our joint venture in Argentina and used $37.4 million to acquire assets associated with the improvement of our information and technology services infrastructure.

Financing Activities

In the first half of fiscal 2023, cash used for financing activities decreased $122.7 million to $96.6 million, compared with $219.3 million used during the same period a year ago. During the first half of fiscal 2023, financing activities primarily related to $23.3 million of additional borrowings under our RMB-denominated loan facility, offset by $16.7 million of debt and financing obligation repayments, and the payment of $70.6 million of cash dividends to our common stockholders. In addition, we used $34.9 million of cash to repurchase 404,476 shares of our common stock at an average price of $70.11 per share and withheld 82,042 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

In the first half of fiscal 2022, financing activities primarily related to issuing senior notes, which generated net proceeds of $1,655.4 million, debt and financing obligation repayments of $1,682.1 million, including the redemption of the 2024 Notes and 2026 Notes, the payment of $68.7 million of cash dividends to our common stockholders, and the payment of an aggregate redemption premium of $39.6 million relating to the notes redemption. In addition, $83.5 million related to the repurchase of 1,264,114 shares of our common stock at an average price of $60.15 per share and withholding 114,530 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 7, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At November 27, 2022, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

Obligations and Commitments

Except for our pending acquisition of the remaining ownership interest in LWM as discussed in this MD&A, there have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Non-GAAP Financial Measures

To supplement the financial information included in this report, we have presented product contribution margin on a consolidated basis, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted EPS, each of which is considered a non-GAAP financial measure.

Product contribution margin is one of the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and A&P expenses. Product contribution margin includes A&P expenses because those expenses are directly associated with the performance of our segments. Our management also uses Adjusted Income from Operations, Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures. These non-GAAP financial measures reflect management’s exclusion of items impacting comparability between periods as management believes these items are not necessarily reflective of the underlying operating trends of our business. We use these non-GAAP financial measures as a means to evaluate the underlying performance of our business on an ongoing basis, and we believe these measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide useful supplemental information regarding the factors and trends affecting Lamb Weston’s business than could be obtained absent these disclosures. We include these non-GAAP financial measures because management believes they provide useful information to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe that the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. These non-GAAP financial measures should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP. These measures are not a substitute for their comparable GAAP financial measures, such as gross profit, income from operations, net income, or diluted earnings per share, and there are limitations to using non-GAAP financial measures. These non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way.

See “Results of Operations – Thirteen Weeks Ended November 27, 2022 compared to Thirteen Weeks Ended November 28, 2021 – Net Sales, Gross Profit, and Product Contribution Margin” and “Results of Operations – Twenty-Six Weeks Ended November 27, 2022 compared to Twenty-Six Weeks Ended November 28, 2021 – Net Sales, Gross Profit, and Product Contribution Margin” above for a reconciliation of product contribution margin on a consolidated basis to gross profit.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27,	November 28,	November 27,	November 28,
(in millions)	2022	2021	2022	2021
Net income	$103.1	$32.5	$335.0	$62.3
Equity method investment loss (earnings)	107.3	(10.1)	(67.3)	(16.3)
Interest expense, net	24.6	82.4	50.6	110.3
Income tax expense	36.8	9.6	110.5	18.3
Income from operations	271.8	114.4	428.8	174.6
Depreciation and amortization	51.2	46.2	99.9	92.2
Adjusted EBITDA	323.0	160.6	528.7	266.8

Unconsolidated Joint Ventures
Equity method investment earnings (loss)	(107.3)	10.1	67.3	16.3
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	8.6	10.2	17.6	21.2
Items impacting comparability
Impact of LWM natural gas and electricity derivatives (a)	136.8	(6.3)	(9.5)	(11.3)
LWM acquisition-related items, net (b)	(26.5)	—	(26.5)	—
Gain on acquisition of interest in joint venture (c)	—	—	(15.1)	—
Add: Adjusted EBITDA from unconsolidated joint ventures	11.6	14.0	33.8	26.2

Adjusted EBITDA including unconsolidated joint ventures	$334.6	$174.6	$562.5	$293.0
(a)	Equity method investment earnings (loss) for the thirteen weeks ended November 27, 2022 and November 28, 2021 included a $136.8 million unrealized loss ($101.5 million after-tax, or $0.70 per share) and a $6.3 million unrealized gain ($4.7 million after-tax, or $0.03 per share), respectively; and for the twenty-six weeks ended November 27, 2022 and November 28, 2021, included unrealized gains of $9.5 million ($7.0 million after-tax, or $0.05 per share) and $11.3 million ($8.4 million after-tax, or $0.06 per share), respectively, related to mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility.

(b)	Income from operations for the thirteen and twenty-six weeks ended November 27, 2022 included a net $26.5 million gain ($19.2 million after-tax, or $0.13 per share) related to actions taken to mitigate the effect of changes in currency rates on the pending purchase of the remaining ownership interest in LWM, net of other acquisition-related costs.

(c)	Equity method investment earnings for the twenty-six weeks ended November 27, 2022 included a $15.1 million gain (before and after-tax, or $0.10 per share) recognized in connection with our acquisition of an additional 40% interest in our Argentina joint venture, increasing our ownership from 50% to 90%. The gain related to the remeasuring of our previously held 50% ownership interest to fair value.

The following tables reconcile income from operations to Adjusted Income from Operations, net income to Adjusted Net Income, and diluted EPS to Adjusted Diluted EPS:

	For the Thirteen Weeks Ended
	November 27,	November 28,	November 27,	November 28,	November 27,	November 28,
	2022	2021	2022	2021	2022 (a)	2021 (a)
(in millions, except per share amounts)	Income from Operations		Net Income		Diluted EPS
As reported	$271.8	$114.4	$103.1	$32.5	$0.71	$0.22
Items impacting comparability:
Impact of LWM natural gas and electricity derivatives (b)	—	—	101.5	(4.7)	0.70	(0.03)
LWM acquisition-related items, net (c)	(26.5)	—	(19.2)	—	(0.13)	—
Loss on extinguishment of debt (e)	—	—	—	40.5	—	0.28
Total items impacting comparability	(26.5)	—	82.3	35.8	0.57	0.25
Adjusted	$245.3	$114.4	$185.4	$68.3	$1.28	$0.47

	For the Twenty-six Weeks Ended
	November 27,	November 28,	November 27,	November 28,	November 27,	November 28,
	2022	2021	2022	2021	2022 (a)	2021 (a)
(in millions, except per share amounts)	Income from Operations		Net Income		Diluted EPS
As reported	$428.8	$174.6	$335.0	$62.3	$2.32	$0.42
Items impacting comparability:
Impact of LWM natural gas and electricity derivatives (b)	—	—	(7.0)	(8.4)	(0.05)	(0.06)
LWM acquisition-related items, net (c)	(26.5)	—	(19.2)	—	(0.13)	—
Gain on acquisition of interest in joint venture (d)	—	—	(15.1)	—	(0.10)	—
Loss on extinguishment of debt (e)	—	—	—	40.5	—	0.28
Total items impacting comparability	(26.5)	—	(41.3)	32.1	(0.28)	0.22
Adjusted	$402.3	$174.6	$293.7	$94.4	$2.04	$0.64

(a)	Diluted weighted average common shares were 144.6 million and 146.3 million for the thirteen weeks ended November 27, 2022 and November 28, 2021, respectively, and 144.6 million and 146.6 million for the twenty-six weeks ended November 27, 2022 and November 28, 2021, respectively.

(b)	See footnote (a) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability.

(c)	See footnote (b) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability.

(d)	See footnote (c) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability. There was no tax on the gain associated with purchasing an additional 40% interest in our Argentina joint venture.

(e)	The thirteen and twenty-six weeks ended November 28, 2021, include a loss on the extinguishment of debt of $53.3 million ($40.5 million after-tax), which consists of an aggregate redemption premium of $39.6 million related to the redemption of the 2024 Notes and 2026 Notes and the write-off of $13.7 million of debt issuance costs associated with those notes.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the first half of fiscal 2023.

New and Recently Adopted Accounting Pronouncements

There were no accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements. For a list of our new and recently adopted accounting pronouncements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” included in the Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we may periodically enter into derivative contracts to mitigate these risks, but not for trading purposes. The disruptions in the global economy caused by the war in Ukraine have resulted in volatility and uncertainty in the markets in which we operate. At the time of this filing, we are unable to predict or determine the impacts that these events may continue to have on our exposure to market risk from commodity prices, foreign currency exchange rates, and interest rates, among other factors. For more information, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10-K.

Commodity Price Risk

Based on our open commodity contract hedge positions as of November 27, 2022, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of $5.4 million ($4.1 million after-tax). Additionally, based on our LWM joint venture’s open commodity contract hedge positions as of November 27, 2022, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Equity method investment earnings (loss)” of $8.5 million ($6.3 million after-tax). Any change in the fair value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currency Exchange Rate Risk

Substantially all of our revenue is transacted in U.S. dollars. However, a portion of our operating expenditures and capital purchases are incurred in other currencies, including the Chinese yuan, and our joint ventures outside the U.S. transact in euros and Argentine pesos. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10 percent adverse change in exchange rates versus the U.S. dollar would result in losses of $41.8 million ($31.7 million after-tax) and $6.5 million ($5.0 million after-tax) as of November 27, 2022 and May 29, 2022, respectively. The increased hypothetical risk from May 29, 2022 is primarily related to actions taken to mitigate the effect of changes in currency rates on the pending purchase of the remaining ownership interest in LWM discussed in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Interest Rate Risk

At November 27, 2022, we had $2,170.0 million of fixed-rate and $588.0 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $6.0 million annually ($4.6 million after-tax) at November 27, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 27, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter covered by this report and determined that there was no change in our internal control over financial reporting during the quarter ended November 27, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended November 27, 2022 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
August 29, 2022 through September 25, 2022	275	$78.23	—	$240.6
September 26, 2022 through October 23, 2022	665	$83.24	—	$240.6
October 24, 2022 through November 27, 2022	3,346	$81.84	—	$240.6
Total	4,286
(a)	Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	On December 20, 2018, we announced that our Board of Directors had authorized a $250.0 million share repurchase program, with no expiration date. On December 17, 2021, we announced that our Board of Directors had authorized the repurchase of an additional $250.0 million of our common stock under this program, bringing the total amount authorized under the program to $500.0 million of our common stock. Repurchases under the program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1

Sale and Purchase Agreement, by and among Lamb Weston Holdings, Inc., Lamb Weston Holland B.V., Meijer Beheer B.V. and Mr. Kees Meijer, dated as of October 19, 2022, incorporated by reference to Exhibit 2.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K/A filed on October 21, 2022 (File No. 001-37830)*

10.1	Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Non-Employee Directors

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(6). This exhibit excludes certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted information, schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5) and Item 601(a)(6) will be furnished to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ BERNADETTE M. MADARIETA
BERNADETTE M. MADARIETA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated this 5th day of January, 2023.