Form 10-Q
period 2023-02-26
Lamb Weston Holdings, Inc.
filed 2023-04-06
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2023

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

As of March 30, 2023, the Registrant had 145,704,167 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 27,	February 26,	February 27,
	2023	2022	2023	2022
Net sales	$1,253.6	$955.0	$3,655.7	$2,945.8
Cost of sales	855.8	734.0	2,603.0	2,368.0
Gross profit	397.8	221.0	1,052.7	577.8
Selling, general and administrative expenses	131.5	87.2	357.6	269.4
Income from operations	266.3	133.8	695.1	308.4
Interest expense, net	25.8	25.8	76.4	136.1
Income before income taxes and equity method earnings	240.5	108.0	618.7	172.3
Income tax expense	42.1	31.1	152.6	49.4
Equity method investment (loss) earnings	(23.3)	29.7	44.0	46.0
Net income	$175.1	$106.6	$510.1	$168.9
Earnings per share:
Basic	$1.22	$0.73	$3.54	$1.16
Diluted	$1.21	$0.73	$3.53	$1.16
Weighted average common shares outstanding:
Basic	144.0	145.1	144.0	145.8
Diluted	144.8	145.5	144.7	146.2

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited, in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	February 26, 2023			February 27, 2022
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$217.2	$(42.1)	$175.1	$137.7	$(31.1)	$106.6
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	—	—	—	0.1	—	0.1
Unrealized currency translation gains (losses)	8.4	0.1	8.5	0.1	(0.4)	(0.3)
Other	0.1	—	0.1	0.4	(0.1)	0.3
Comprehensive income	$225.7	$(42.0)	$183.7	$138.3	$(31.6)	$106.7

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	February 26, 2023			February 27, 2022
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$662.7	$(152.6)	$510.1	$218.3	$(49.4)	$168.9
Other comprehensive income (loss):
Reclassification of post-retirement benefits out of accumulated other comprehensive income (loss)	—	—	—	0.3	—	0.3
Unrealized currency translation gains (losses)	(39.4)	1.6	(37.8)	(39.3)	1.8	(37.5)
Other	0.6	(0.1)	0.5	0.4	(0.1)	0.3
Comprehensive income	$623.9	$(151.1)	$472.8	$179.7	$(47.7)	$132.0

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, in millions, except share data)

	February 26,	May 29,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$675.0	$525.0
Receivables, less allowance for doubtful accounts of $1.2 and $1.1	500.5	447.3
Inventories	837.4	574.4
Prepaid expenses and other current assets	105.0	112.9
Total current assets	2,117.9	1,659.6
Property, plant and equipment, net	1,867.3	1,579.2
Operating lease assets	150.5	119.0
Equity method investments	243.6	257.4
Goodwill	347.7	318.0
Intangible assets, net	31.4	33.7
Other assets	328.9	172.9
Total assets	$5,087.3	$4,139.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6.2	$—
Current portion of long-term debt and financing obligations	49.1	32.2
Accounts payable	453.1	402.6
Accrued liabilities	308.9	264.3
Total current liabilities	817.3	699.1
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,163.9	2,695.8
Deferred income taxes	160.8	172.5
Other noncurrent liabilities	230.5	211.9
Total long-term liabilities	3,555.2	3,080.2
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 148,339,042 and 148,045,584 shares issued	148.3	148.0
Additional distributed capital	(774.0)	(813.3)
Retained earnings	1,703.3	1,305.5
Accumulated other comprehensive loss	(52.9)	(15.6)
Treasury stock, at cost, 4,587,296 and 3,974,156 common shares	(309.9)	(264.1)
Total stockholders’ equity	714.8	360.5
Total liabilities and stockholders’ equity	$5,087.3	$4,139.8

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Thirteen Weeks Ended February 26, 2023 and February 27, 2022
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at November 27, 2022	143,870,309	$148.3	$(297.5)	$(785.5)	$1,569.2	$(61.5)	$573.0
Dividends declared, $0.280 per share	—	—	—	—	(40.3)	—	(40.3)
Common stock issued	8,059	—	—	0.1	—	—	0.1
Stock-settled, stock-based compensation expense	—	—	—	10.4	—	—	10.4
Repurchase of common stock and common stock withheld to cover taxes	(126,622)	—	(12.4)	—	—	—	(12.4)
Other	—	—	—	1.0	(0.7)	—	0.3
Comprehensive income	—	—	—	—	175.1	8.6	183.7
Balance at February 26, 2023	143,751,746	$148.3	$(309.9)	$(774.0)	$1,703.3	$(52.9)	$714.8

Balance at November 28, 2021	145,200,648	$148.0	$(187.8)	$(825.8)	$1,238.3	$(7.5)	$365.2
Dividends declared, $0.245 per share	—	—	—	—	(35.4)	—	(35.4)
Common stock issued	9,960	—	—	—	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	5.9	—	—	5.9
Repurchase of common stock and common stock withheld to cover taxes	(766,027)	—	(50.2)	—	—	—	(50.2)
Other	—	—	—	0.5	(0.4)	—	0.1
Comprehensive income	—	—	—	—	106.6	0.1	106.7
Balance at February 27, 2022	144,444,581	$148.0	$(238.0)	$(819.4)	$1,309.1	$(7.4)	$392.3

	Thirty-Nine Weeks Ended February 26, 2023 and February 27, 2022
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 29, 2022	144,071,428	$148.0	$(264.1)	$(813.3)	$1,305.5	$(15.6)	$360.5
Dividends declared, $0.770 per share	—	—	—	—	(110.8)	—	(110.8)
Common stock issued	293,458	0.3	—	1.4	—	—	1.7
Stock-settled, stock-based compensation expense	—	—	—	28.0	—	—	28.0
Repurchase of common stock and common stock withheld to cover taxes	(613,140)	—	(45.8)	—	—	—	(45.8)
Other	—	—	—	9.9	(1.5)	—	8.4
Comprehensive income (loss)	—	—	—	—	510.1	(37.3)	472.8
Balance at February 26, 2023	143,751,746	$148.3	$(309.9)	$(774.0)	$1,703.3	$(52.9)	$714.8

Balance at May 30, 2021	146,191,864	$147.6	$(104.3)	$(836.8)	$1,244.6	$29.5	$480.6
Dividends declared, $0.715 per share	—	—	—	—	(104.0)	—	(104.0)
Common stock issued	397,388	0.4	—	1.5	—	—	1.9
Stock-settled, stock-based compensation expense	—	—	—	15.5	—	—	15.5
Repurchase of common stock and common stock withheld to cover taxes	(2,144,671)	—	(133.7)	—	—	—	(133.7)
Other	—	—	—	0.4	(0.4)	—	—
Comprehensive income (loss)	—	—	—	—	168.9	(36.9)	132.0
Balance at February 27, 2022	144,444,581	$148.0	$(238.0)	$(819.4)	$1,309.1	$(7.4)	$392.3

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, in millions)

	Thirty-Nine Weeks Ended
	February 26,	February 27,
	2023	2022
Cash flows from operating activities
Net income	$510.1	$168.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	153.3	142.4
Loss on extinguishment of debt	—	53.3
Stock-settled, stock-based compensation expense	28.0	15.5
Equity method investment earnings in excess of distributions	(44.3)	(26.8)
Deferred income taxes	(25.5)	14.2
Foreign currency remeasurement gain	(21.2)	—
Other	(22.3)	(3.3)
Changes in operating assets and liabilities, net of acquisition:
Receivables	(47.2)	(64.1)
Inventories	(254.3)	(121.2)
Income taxes payable/receivable, net	13.1	16.4
Prepaid expenses and other current assets	5.9	(15.6)
Accounts payable	16.7	(3.8)
Accrued liabilities	22.8	(1.9)
Net cash provided by operating activities	$335.1	$174.0
Cash flows from investing activities
Additions to property, plant and equipment	(429.4)	(217.8)
Additions to other long-term assets	(67.6)	(9.2)
Acquisition of interest in joint venture, net	(42.3)	—
Other	3.6	0.8
Net cash used for investing activities	$(535.7)	$(226.2)
Cash flows from financing activities
Proceeds from issuance of debt	510.8	1,669.2
Repayments of debt and financing obligations	(24.6)	(1,690.1)
Dividends paid	(105.8)	(103.0)
Repurchase of common stock and common stock withheld to cover taxes	(47.2)	(133.7)
Payments of senior notes call premium	—	(39.6)
Other	(1.9)	(5.0)
Net cash provided by (used for) financing activities	$331.3	$(302.2)
Effect of exchange rate changes on cash and cash equivalents	19.3	(0.5)
Net increase (decrease) in cash and cash equivalents	150.0	(354.9)
Cash and cash equivalents, beginning of period	525.0	783.5
Cash and cash equivalents, end of period	$675.0	$428.6

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen and thirty-nine weeks ended February 26, 2023 and February 27, 2022, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S”).

These consolidated financial statements are unaudited and include all adjustments that we consider necessary for a fair presentation of such financial statements and consist only of normal recurring adjustments. The preparation of financial statements involves the use of estimates and accruals. The actual results that we experience may differ materially from those estimates. Results for interim periods should not be considered indicative of results for our full fiscal year, which ends the last Sunday in May.

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

There were no accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 27,	February 26,	February 27,
(in millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income	$175.1	$106.6	$510.1	$168.9

Denominator:
Basic weighted average common shares outstanding	144.0	145.1	144.0	145.8
Add: Dilutive effect of employee incentive plans (a)	0.8	0.4	0.7	0.4
Diluted weighted average common shares outstanding	144.8	145.5	144.7	146.2

Earnings per share:
Basic	$1.22	$0.73	$3.54	$1.16
Diluted	$1.21	$0.73	$3.53	$1.16
(a)	Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of February 26, 2023, 0.6 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of February 27, 2022, 0.1 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES

Income tax expense was $42.1 million and $31.1 million for the thirteen weeks ended February 26, 2023 and February 27, 2022, respectively; and $152.6 million and $49.4 million for the thirty-nine weeks ended February 26, 2023 and February 27, 2022, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 19.4% and 22.6% for the thirteen weeks ended February 26, 2023 and February 27, 2022, respectively; and 23.0% and 22.6% for the thirty-nine weeks ended February 26, 2023 and February 27, 2022, respectively, in our Consolidated Statements of Earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items. Excluding the impact of the following items, our effective tax rate was 23.4% for the thirty-nine weeks ended February 26, 2023:

●	Gain associated with the acquisition of an additional 40% interest in our Argentina joint venture, Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), which is discussed in Note 6, Joint Venture Investments.
●	Gains related to actions taken to mitigate the effect of changes in currency rates on our purchase of the remaining 50% equity interest in Lamb-Weston/Meijer v.o.f. (“LW EMEA”), net of other acquisition-related costs (“New Acquisition Gain”). See Note 6, Joint Venture Investments, for more information.
●	Mark-to-market adjustments associated with changes in natural gas and electricity derivatives at LW EMEA, which is discussed in Note 13, Segments.

Excluding the impact of the New Acquisition Gain and LW EMEA mark-to-market adjustments during the thirteen weeks ended February 26, 2023, our effective tax rate was 20.3%.

Income Taxes Paid

Income taxes paid, net of refunds, were $168.5 million and $17.2 million during the thirty-nine weeks ended February 26, 2023 and February 27, 2022, respectively.

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

	February 26,	May 29,
(in millions)	2023	2022
Raw materials and packaging	$176.5	$96.1
Finished goods	602.6	426.5
Supplies and other	58.3	51.8
Inventories	$837.4	$574.4

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	February 26,	May 29,
(in millions)	2023	2022
Land and land improvements	$122.6	$114.1
Buildings, machinery and equipment	3,039.0	2,919.0
Furniture, fixtures, office equipment and other	100.1	92.1
Construction in progress	429.3	156.1
Property, plant and equipment, at cost	3,691.0	3,281.3
Less accumulated depreciation	(1,823.7)	(1,702.1)
Property, plant and equipment, net	$1,867.3	$1,579.2

Depreciation expense was $48.8 million and $45.3 million for the thirteen weeks ended February 26, 2023 and February 27, 2022, respectively; and $145.8 million and $134.5 million for the thirty-nine weeks ended February 26, 2023 and February 27, 2022, respectively. At February 26, 2023 and May 29, 2022, purchases of property, plant and equipment included in accounts payable were $71.8 million and $38.3 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended February 26, 2023 and February 27, 2022, was $5.8 million and $1.2 million, respectively; and $11.9 million and $4.0 million for the thirty-nine weeks ended February 26, 2023 and February 27, 2022, respectively. Construction in progress does not include deposits made on equipment, materials, and services yet to be received. As of February 26, 2023 and May 29, 2022, deposits for construction in progress were $139.0 million and $57.8 million, respectively, and were recorded in “Other assets” on our Consolidated Balance Sheets.

6.    JOINT VENTURE INVESTMENTS

Consolidated Joint Venture

In July 2022, we acquired an additional 40% equity interest in LWAMSA, which increased our total equity ownership from 50% to 90%. We recorded LWAMSA’s assets and liabilities at fair value, which included remeasuring our previously held equity interest at fair value, and for the thirty-nine weeks ended February 26, 2023, we recognized a $15.1 million gain in “Equity method investment earnings” in our Consolidated Statement of Earnings. The fair value was determined utilizing industry EBITDA multiples and control premium comparable information, which are unobservable inputs, or Level 3 in the fair value hierarchy. We recorded the preliminary fair values as of the date of acquisition.

In connection with our purchase of the additional equity interest in LWAMSA, we ceased equity method accounting and began consolidating LWAMSA’s financial results in our consolidated financial statements during our fiscal first quarter. The net sales, income from operations, and total assets acquired were not material to our consolidated net sales, income from operations, and total assets for the periods presented in this report. LWAMSA’s operating results are included in our Global segment.

In September 2022, we announced an expansion of french fry processing capacity in Argentina with the planned construction of a new manufacturing facility in Mar del Plata. The new production facility is expected to have the capacity to produce more than 200 million pounds of frozen french fries and other potato products per year. Construction of the new line is expected to be completed in fiscal 2025. Our total investment in this new production facility is expected to be approximately $240 million. This investment will add to the capacity produced at LWAMSA’s existing production facility in Buenos Aires.

Noncontrolling Interest (“NCI”)

As of February 26, 2023, total LWAMSA interest not directly attributable to Lamb Weston, or NCI, was $8.4 million and was recorded in “Additional distributed capital” on our Consolidated Balance Sheet. For the thirteen and thirty-nine weeks ended February 26, 2023, the net loss attributable to NCI was not significant and was recorded in “Selling, general and administrative expenses” in our Consolidated Statements of Earnings.

Unconsolidated Joint Ventures

Our equity method investments were as follows:

	February 26,	May 29,
(in millions)	2023	2022
LW EMEA (a)	$206.4	$211.2
Lamb-Weston/RDO Frozen ("Lamb Weston RDO") (b)	36.5	19.4
LWAMSA (c)	—	26.1
Other	0.7	0.7
	$243.6	$257.4
(a)	As of the end of our fiscal third quarter, we owned 50% of LW EMEA, a joint venture with Meijer Frozen Foods B.V. LW EMEA is headquartered in the Netherlands and manufactures and sells frozen potato products principally in Europe and the Middle East. In September 2022, LW EMEA completed the previously announced withdrawal from its joint venture in Russia.

(b)	We own 50% of Lamb Weston RDO, a joint venture with RDO Frozen Co., that operates a potato production facility in the U.S.

(c)	In July 2022, we acquired an additional 40% equity interest in LWAMSA, increasing our total equity ownership to 90% and began consolidating LWAMSA’s financial results in our consolidated financial statements.

On February 28, 2023, we purchased the remaining 50% equity interest in LW EMEA. The purchase price consisted of €531.6 million ($564.0 million) in cash, subject to certain post-closing adjustments pursuant to the purchase agreement, and 1,952,421 shares of our common stock. With the completion of the transaction, we own 100% of LW EMEA, and we will consolidate LW EMEA’s financial results in our consolidated financial statements and include its results in our Global segment beginning with our 2023 fiscal fourth quarter. We are in the process of allocating our purchase price based on the fair value of acquired assets and assumed liabilities, and, as of the date of issuance of these consolidated financial statements, this analysis has not been completed given the proximity of the acquisition date.

7.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the thirty-nine weeks ended February 26, 2023:

(in millions)	Global	Foodservice	Retail	Other	Total
Balance at May 29, 2022	$259.8	$42.8	$10.9	$4.5	$318.0
Acquisition of interest in joint venture (a)	42.1	—	—	—	42.1
Foreign currency translation adjustment	(12.4)	—	—	—	(12.4)
Balance at February 26, 2023	$289.5	$42.8	$10.9	$4.5	$347.7

(a)	In July 2022, we acquired an additional 40% equity interest in LWAMSA, which increased our total equity ownership from 50% to 90%, and we recorded $42.1 million of goodwill, that is not deductible for tax purposes, in our Global segment. See Note 6, Joint Venture Investments, for more information.

Other identifiable intangible assets were as follows:

	February 26, 2023				May 29, 2022
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
(in millions, except useful lives)	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	10	40.8	(27.4)	13.4	10	41.4	(25.7)	15.7
		$58.8	$(27.4)	$31.4		$59.4	$(25.7)	$33.7
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Developed technology, which is excluded from this balance, is recorded in “Other assets” on our Consolidated Balance Sheets. Amortization expense, including developed technology amortization expense, was $1.4 million and $1.3 million for the thirteen weeks ended February 26, 2023 and February 27, 2022, respectively; and $4.3 million for both the thirty-nine weeks ended February 26, 2023 and February 27, 2022, respectively. Foreign intangible assets are affected by foreign currency translation.

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	February 26,	May 29,
(in millions)	2023	2022
Compensation and benefits	$134.0	$81.0
Dividends payable to shareholders	40.3	35.3
Accrued trade promotions	36.7	41.2
Other	27.1	30.2
Current portion of operating lease obligations	26.5	22.4
Accrued interest	18.6	42.1
Franchise, property, and sales and use taxes	13.2	10.4
Income taxes payable	12.5	1.7
Accrued liabilities	$308.9	$264.3

9.   DEBT AND FINANCING OBLIGATIONS

The components of our debt, including financing obligations, were as follows:

	February 26,	May 29,
(in millions)	2023	2022
Short-term borrowings:
Other credit facilities	$6.2	$—

Long-term debt:
Term A-1 loan facility, due June 2026	247.5	258.7
Term A-2 loan facility, due April 2025	284.4	296.6
Term A-3 loan facility, due January 2030	450.0	—
RMB loan facility, due February 2027	77.6	19.7
4.875% senior notes, due May 2028	500.0	500.0
4.125% senior notes, due January 2030	970.0	970.0
4.375% senior notes, due January 2032	700.0	700.0
	3,229.5	2,745.0
Financing obligations:
Lease financing obligations due on various dates through 2040	6.3	7.0

Total debt and financing obligations	3,242.0	2,752.0
Debt issuance costs (a)	(22.8)	(24.0)
Short-term borrowings	(6.2)	—
Current portion of long-term debt and financing obligations	(49.1)	(32.2)
Long-term debt and financing obligations, excluding current portion	$3,163.9	$2,695.8
(a)	Excludes debt issuance costs of $2.7 million and $3.3 million as of February 26, 2023 and May 29, 2022, respectively, related to our revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.

Amended Term Loan Facilities

On January 31, 2023, we amended our credit agreement, dated as of June 28, 2019, relating to our term loan facilities with certain lenders and AgWest Farm Credit, PCA (as successor by merger to Northwest Farm Credit Services, PCA), as administrative agent (“Amended Term Loan Agreement”). The Amended Term Loan Agreement, among other things, established a new $450.0 million term loan facility with a maturity date of January 31, 2030 (“Term A-3 Loan”) and extended the maturity of our existing Term A-1 loan from June 28, 2024 to June 28, 2026. Borrowings under the Term A-3 Loan were used to purchase the remaining equity interest in LW EMEA, and bear interest, before anticipated patronage dividends, at the Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as defined in the Amended Term Loan Agreement) plus an applicable rate ranging from 2.00% to 2.75% for Adjusted Term SOFR-based loans and from 1.00% to 1.75% for Base Rate-based loans, depending upon our consolidated net leverage ratio.

Under the Amended Term Loan Agreement, LIBOR-based rates have been replaced with SOFR-based rates.  Effective February 28, 2023, the Term A-1 and A-2 loan interest rates will be SOFR based (with a SOFR adjustment) and Base Rate-based loans and the Term A-1 loan applicable margin will increase to match the applicable margin of our Term A-2 loan. Borrowings under the Term A-1 and A-2 loans bear interest, before anticipated patronage dividends, at the Adjusted Term SOFR or the Base Rate (as defined in the Amended Term Loan Agreement) plus an applicable rate ranging from 1.85% to 2.60% for Adjusted Term SOFR-based loans and from 0.85% to 1.60% for Base Rate-based loans, depending upon our consolidated net leverage ratio.

Revolving Credit Facility

At February 26, 2023, we had no borrowings outstanding under our revolving credit facility and $994.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million. For the thirty-nine weeks ended February 26, 2023, borrowings under the revolving credit facility ranged from zero to $55.0 million and the weighted average interest rate for our outstanding borrowings was 7.71%.

Other

For the thirty-nine weeks ended February 26, 2023 and February 27, 2022, we paid $120.6 million and $64.7 million of interest on debt, respectively.

For more information on our debt and financing obligations, interest rates, and debt covenants, see Note 7, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

10.   STOCK-BASED COMPENSATION

The Compensation and Human Capital Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), stock options, dividend equivalents, and other stock-based awards. As of February 26, 2023, 6.0 million shares of our common stock were available for future grant under the plan.

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

Performance Shares

Performance Shares are granted to certain executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. Awards actually earned range from 0% to 200% of the targeted number of Performance Shares for each of the performance periods. Awards, if earned, would be paid in shares of our common stock. Subject to limited exceptions set forth in our stock compensation plan, any shares earned will generally vest over a three-year service period following the grant date. The value of these Performance Shares is adjusted based upon the market price of our common stock and the anticipated attainment of Company-wide performance goals at the end of each reporting period and amortized as compensation expense over the service period.

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

The weighted average Monte Carlo assumptions for Performance Shares granted during the thirty-nine weeks ended February 26, 2023 were:

Assumptions
Dividend yield (%)	0.00 - 1.42
Expected volatility of stock (%)	42.99
Risk-free interest rate (%)	2.89
Expected life (years)	2.82
Weighted average grant date fair value per unit	$91.43 - $118.97

Stock Options

Under some circumstances, we grant options to employees and non-employee directors to purchase shares of our common stock at exercise prices equal to the fair market value of the underlying common stock on the grant date. Options granted to employees generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of seven years. Options granted to non-employee directors generally vest one year after the grant date and have a term of ten years.

The weighted average Black-Scholes assumptions for stock options granted during the thirty-nine weeks ended February 26, 2023 were:

Assumptions
Weighted average fair value	$25.90 - $29.25
Dividend yield (%)	1.20 - 1.22
Expected volatility of stock (%)	33.73 - 34.06
Risk-free interest rate (%)	2.82 - 4.42
Expected life of stock option (years)	5.74 - 5.75
Weighted average exercise price per share	$79.66 - $82.73

Stock Based Compensation Grants

During the thirty-nine weeks ended February 26, 2023, we granted 0.4 million, 0.3 million, and 0.6 million RSUs, Performance Shares, and stock options, respectively, at an average grant date fair value of $79.77, $92.75, and $25.93 per share, respectively.

Compensation Expense

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 27,	February 26,	February 27,
(in millions)	2023	2022	2023	2022
Stock-settled RSUs	$5.2	$4.0	$14.9	$11.1
Performance Shares	4.0	1.9	10.1	4.4
Stock options	1.2	—	3.0	—
Total compensation expense	$10.4	$5.9	$28.0	$15.5
Income tax benefit (a)	(2.0)	(1.0)	(5.1)	(2.8)
Total compensation expense, net of tax benefit	$8.4	$4.9	$22.9	$12.7
(a)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at February 26, 2023, total unrecognized compensation expense related to stock-based awards was as follows:

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
(in millions, except data in years)	Expense	Period (in years)
Stock-settled RSUs	$34.3	1.6
Performance Shares	28.3	2.1
Stock options	11.5	1.7
Total unrecognized compensation expense	$74.1

11.   FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, receivables, accounts payable, and short-term debt approximate their carrying amounts due to their short duration.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of February 26, 2023
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Derivative assets (a)	$—	$0.7	$—	$0.7
Derivative liabilities (a)	—	(1.9)	—	(1.9)
Deferred compensation liabilities (b)	—	(21.8)	—	(21.8)
Fair value, net	$—	$(23.0)	$—	$(23.0)

	As of May 29, 2022
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Derivative assets (a)	$—	$7.0	$—	$7.0
Deferred compensation liabilities (b)	—	(21.6)	—	(21.6)
Fair value, net	$—	$(14.6)	$—	$(14.6)

(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swaps, option contracts, and currency contracts. The fair values of our Level 2 derivative assets were determined using valuation models that use market observable inputs including both forward and spot prices for commodities and foreign currencies. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and derivative liabilities are presented within “Accrued liabilities” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not. Deferred compensation liabilities are primarily presented within “Other noncurrent liabilities” on our Consolidated Balance Sheets.

At February 26, 2023, we had $2,170.0 million of fixed-rate and $1,065.7 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $1,931.7 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

12.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

Our Board of Directors authorized a program, with no expiration date, to repurchase up to $500.0 million of our common stock. During the thirteen weeks ended February 26, 2023, we repurchased 124,691 shares for an aggregate purchase price of $12.2 million, or a weighted-average price of $97.92 per share. During the thirty-nine weeks ended February 26, 2023, we repurchased 529,167 shares for an aggregate purchase price of $40.6 million, or a weighted-average price of $76.66 per share. As of February 26, 2023, $228.4 million remained authorized for repurchase under the program.

Dividends

During the thirty-nine weeks ended February 26, 2023, we paid $105.8 million of dividends to our common stockholders. On March 3, 2023, we paid $40.3 million of dividends to stockholders of record as of the close of business on February 3, 2023. On March 23, 2023, our Board of Directors declared a dividend of $0.28 per share of common stock. This dividend will be paid on June 2, 2023, to stockholders of record as of the close of business on May 5, 2023.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes, as of February 26, 2023 were as follows:

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
(in millions)	Losses	Benefits	Other	Loss
Balance as of May 29, 2022	$(12.9)	$(3.3)	$0.6	$(15.6)
Other comprehensive income (loss) before reclassifications, net of tax	(37.8)	—	0.5	(37.3)
Balance as of February 26, 2023	$(50.7)	$(3.3)	$1.1	$(52.9)

13.    SEGMENTS

We have four operating segments, each of which is a reportable segment: Global, Foodservice, Retail, and Other. Our chief operating decision maker receives periodic management reports under this structure that generally focus on the nature and scope of our customers’ businesses, which informs operating decisions, performance assessment, and resource allocation decisions at the segment level. The reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 27,	February 26,	February 27,
(in millions)	2023	2022	2023	2022
Net sales
Global	$648.5	$487.9	$1,901.0	$1,505.8
Foodservice	360.0	294.5	1,084.2	929.8
Retail	216.0	143.6	577.0	418.7
Other	29.1	29.0	93.5	91.5
Total net sales	$1,253.6	$955.0	$3,655.7	$2,945.8
Product contribution margin (a)
Global	$167.5	$73.0	$422.2	$196.5
Foodservice	142.9	106.7	411.9	307.5
Retail	82.6	31.6	197.0	67.8
Other (b)	(4.2)	6.2	1.5	(6.6)
	388.8	217.5	1,032.6	565.2
Add: Advertising and promotion expenses (a)	9.0	3.5	20.1	12.6
Gross profit	397.8	221.0	1,052.7	577.8
Selling, general and administrative expenses (c)	131.5	87.2	357.6	269.4
Income from operations	266.3	133.8	695.1	308.4
Interest expense, net (d)	25.8	25.8	76.4	136.1
Income tax expense	42.1	31.1	152.6	49.4
Equity method investment earnings (loss) (e)	(23.3)	29.7	44.0	46.0
Net income	$175.1	$106.6	$510.1	$168.9
(a)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with segment performance.

(b)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts.

(c)	Selling, general and administrative expenses for the thirteen and thirty-nine weeks ended February 26, 2023 included a net $4.3 million gain and a net $30.8 million gain, respectively, related to actions taken to mitigate the effect of changes in currency rates on our purchase of the remaining equity interest in LW EMEA, net of other acquisition-related costs.

(d)	The thirty-nine weeks ended February 27, 2022 included a loss on the extinguishment of debt of $53.3 million, which included an aggregate call premium of $39.6 million related to the redemption of our outstanding 4.625% senior notes due 2024 and 4.875% senior notes due 2026, and the write-off of $13.7 million of previously unamortized debt issuance costs associated with those notes.

(e)	Equity method investment earnings (loss) included a $47.3 million unrealized loss and a $19.3 million unrealized gain for the thirteen weeks ended February 26, 2023 and February 27, 2022, respectively; and a $37.8 million unrealized loss and a $30.6 million unrealized gain for the thirty-nine weeks ended February 26, 2023 and February 27, 2022, respectively, related to mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility.

Equity method investment earnings for the thirty-nine weeks ended February 26, 2023 also included a $15.1 million gain recognized in connection with our acquisition of an additional 40% equity interest in our Argentina joint venture, increasing our ownership from 50% to 90%.

14.   COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, lease obligations, purchase commitments for goods and services, and legal proceedings. Except for our acquisition of the remaining equity interest in LW EMEA as discussed in Note 6, Joint Venture Investments, and the related liabilities assumed from the acquisition, there have been no material changes to the commitments, contingencies, guarantees and legal proceedings disclosed in Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

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

Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “would,” “believe,” “increase,” “improve,” “leverage,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, operational costs, pricing actions, cash flows, liquidity, dividends, enterprise resource planning (“ERP”) system implementation, acquisition of the remaining equity interest in Lamb-Weston/Meijer v.o.f. (“LW EMEA”), including the anticipated benefits of the transaction, and business and financial outlook and prospects, as well as supply chain constraints, inflation, our industry, and global economic conditions. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: the availability and prices of raw materials and other commodities; labor shortages and other operational challenges; an uncertain general economic environment, including inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; risks related to disruption of management time from ongoing business operations due to integration efforts related to the LW EMEA acquisition; failure to realize the benefits expected from the LW EMEA acquisition; the effect of the LW EMEA acquisition on our ability to retain customers and retain and hire key personnel, maintain relationships with suppliers and on our operating results and businesses generally; risks associated with integrating acquired businesses, including LW EMEA; levels of pension, labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we and our joint ventures operate; political and economic conditions of the countries in which we and our joint ventures conduct business and other factors related to our international operations; disruptions in the global economy caused by the war in Ukraine and the possible related heightening of our other known risks; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with other possible acquisitions; our debt levels; changes in our relationships with our growers or significant customers; the success of our joint ventures; actions of governments and regulatory factors affecting our businesses or joint ventures; the ultimate outcome of litigation or any product recalls; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (including product contribution margin, on a consolidated basis, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted EPS) that is prepared using non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of product contribution margin, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, gross profit, income from operations, net income, or diluted earnings per share, as applicable.

Executive Summary

The following highlights our financial results in the third quarter of fiscal 2023, compared with the prior year quarter. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.

●	Net sales increased 31% to $1,253.6 million
●	Income from operations increased 99% to $266.3 million
●	Net income increased 64% to $175.1 million, and diluted earnings per share increased 66% to $1.21, including items impacting comparability, as discussed below, of a net loss of $43.0 million ($32.3 million after-tax, or $0.22 per share)
●	Adjusted Income from Operations increased 96% to $262.0 million
●	Adjusted Net Income increased 125% to $207.4 million, and Adjusted Diluted EPS increased 127% to $1.43
●	Adjusted EBITDA including unconsolidated joint ventures increased 72% to $345.5 million
●	We returned $35.2 million of cash to stockholders through dividends, and $12.2 million through share repurchases

We drove strong sales growth, earnings growth, and gross margin expansion in the quarter by continuing to execute pricing actions across each of our business segments to counter significant input, manufacturing, and supply chain cost inflation. Overall volume was flat as growth in shipments to large chain restaurant and retail channel customers in North America offset the impact of exiting certain lower-priced and lower-margin business as we continue to strategically manage our customer and product mix due to capacity constraints. To a lesser extent, softer traffic at casual dining and full-service restaurants in North America also tempered volume. As compared to the prior year period, demand for frozen potato products in the U.S. and most key international markets was solid, although the widespread emergence of COVID-19 variants tempered demand and restaurant traffic in the prior year period.

The increase in net income was driven by higher sales and gross profit, and was partially offset by significantly lower equity method investment earnings and higher selling, general and administrative expenses (“SG&A”). The following items impacted comparability of our third quarter results and were excluded when providing Adjusted Income from Operations, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA, and Adjusted EBITDA including unconsolidated joint ventures:

●	The decrease in equity method investment earnings included a $47.3 million unrealized loss ($35.1 million after-tax, or $0.24 per share) in the third quarter of fiscal 2023 related to mark-to-market adjustments associated with natural gas and electricity hedging contracts in Europe, reflecting the volatility of those energy markets in that region, and a $19.3 million unrealized gain ($14.3 million after-tax, or $0.10 per share) in the prior year quarter.

●	SG&A included a net $4.3 million gain ($2.8 million after-tax, or $0.02 per share), related to actions taken to mitigate the effect of changes in currency rates on our purchase of the remaining equity interest in LW EMEA, net of other acquisition-related costs.

On February 28, 2023, we acquired the remaining equity interest in LW EMEA for consideration consisting of €531.6 million ($564.0 million) in cash, subject to certain post-closing adjustments pursuant to the purchase agreement, and 1,952,421 shares of our common stock. With the completion of the transaction, we own 100% of LW EMEA. Starting in the fourth fiscal quarter, we will consolidate LW EMEA’s financial results in our consolidated financial statements and include LW EMEA’s operating results within our Global segment.

Outlook

During the remainder of fiscal 2023, we expect the macroeconomic environment to remain challenging. Excluding the impact of consolidating the financial results of LW EMEA, for our fiscal fourth quarter, we expect net sales growth versus the prior year period to be primarily driven by increases in price/mix in each of our core business segments. We expect volume will be pressured as we exit certain lower-priced and lower-margin business to manage customer and product mix. We also expect sales volume trends and demand will remain volatile as consumers in the U.S. and our key international markets continue to respond to the current inflationary environment. We expect our gross margins will expand as compared to the prior year period due to the carryover benefits of pricing actions taken in fiscal 2022, as well as actions being taken in fiscal 2023, to offset higher costs for raw potatoes and other key inputs, and that the resulting increase in gross profit will be partially offset by higher SG&A.

As previously noted, beginning in the fourth fiscal quarter, we will consolidate LW EMEA’s financial results in our financial statements.

We believe in the long-term health and growth outlook for the frozen potato category, and believe that Lamb Weston is well-positioned to drive sustainable, profitable growth, and to better serve customers around the world as we seek to leverage the commercial and operational benefits of our former joint venture in Europe, as well as our capacity expansion investments in the U.S., China, Argentina, and the Netherlands.

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

Thirteen Weeks Ended February 26, 2023 compared to Thirteen Weeks Ended February 27, 2022

Net Sales, Gross Profit, and Product Contribution Margin

	Thirteen Weeks Ended
	February 26,	February 27,	%
(in millions, except percentages)	2023	2022	Increase (Decrease)
Segment net sales
Global	$648.5	$487.9	33%
Foodservice	360.0	294.5	22%
Retail	216.0	143.6	50%
Other	29.1	29.0	0%
	$1,253.6	$955.0	31%

Segment product contribution margin
Global	$167.5	$73.0	129%
Foodservice	142.9	106.7	34%
Retail	82.6	31.6	161%
Other	(4.2)	6.2	(168%)
	388.8	217.5	79%
Add: Advertising and promotion expenses	9.0	3.5	157%
Gross profit	$397.8	$221.0	80%

Net Sales

Compared to the prior year quarter, net sales for the third quarter of fiscal 2023 increased $298.6 million, or 31%, to $1,253.6 million. Price/mix increased 31%, reflecting the benefit of pricing actions across each of our core business segments to counter input and manufacturing cost inflation. Overall volume was flat as growth in shipments to large chain restaurant customers in North America and into retail channels offset the impact of exiting certain lower-priced and lower-margin business as we continue to strategically manage our customer and product mix due to capacity constraints, and to a lesser extent, softer traffic at casual dining and full-service restaurants in North America.

Global segment net sales increased $160.6 million, or 33%, to $648.5 million. Price/mix increased 33%, driven by domestic and international pricing actions to counter inflationary pressures. Volume was flat as solid growth from key customers in North America offset the impact of exiting certain lower-priced and lower-margin business in international and domestic markets.

Foodservice segment net sales increased $65.5 million, or 22%, to $360.0 million. Price/mix increased 25%, while volume decreased 3%. The carryover benefits of pricing actions taken in the prior year, as well as actions taken in fiscal 2023, to counter inflationary pressures drove the increase in price/mix. Incremental losses of certain lower-priced and lower-margin business, and to a lesser extent, softer traffic at casual dining and full-service restaurants, drove the volume decline.

Retail segment net sales increased $72.4 million, or 50%, to $216.0 million. Price/mix increased 44%, driven by the carryover benefits of pricing actions taken in the prior year, as well as actions taken in fiscal 2023, across the branded and private label portfolios to counter inflationary pressures. Volume rose 6%, driven by strong growth in branded products as customer service rates improved, as well as more modest growth in private label products.

Other segment net sales increased $0.1 million to $29.1 million. Price/mix and sales volumes in our vegetable business were essentially flat.

Gross Profit and Product Contribution Margin

Gross profit increased $176.8 million, or 80%, to $397.8 million, as benefits from pricing actions more than offset the impact of higher manufacturing costs on a per-pound basis. The higher costs per pound primarily reflected double-digit cost inflation from key inputs, including: raw potatoes, edible oils, ingredients such as grains and starches used in product coatings, labor, and energy. The increase in gross profit included an $8.7 million decrease in unrealized mark-to-market adjustments associated with commodity hedging contracts, which includes a $5.1 million loss in the third quarter, compared with a $3.6 million gain related to these items in the prior year quarter.

Our overall product contribution margin, defined as gross profit less A&P, increased $171.3 million, or 79%, to $388.8 million. The increase was largely driven by higher sales and gross profit (as described above).

Global segment product contribution margin increased $94.5 million, or 129%, to $167.5 million. Pricing actions drove the increase, more than offsetting higher manufacturing costs per pound. Global segment cost of sales was $478.8 million, up 16% compared to the third quarter of fiscal 2022, primarily due to higher input and manufacturing costs.

Foodservice segment product contribution margin increased $36.2 million, or 34%, to $142.9 million. Pricing actions drove the increase, which was partially offset by higher manufacturing costs per pound and the impact of lower sales volumes. Foodservice segment cost of sales was $215.1 million, up 15% compared to the third quarter of fiscal 2022, primarily due to higher input and manufacturing costs, partially offset by lower sales volumes.

Retail segment product contribution margin increased $51.0 million, or 161%, to $82.6 million. Pricing actions drove the increase, which was partially offset by higher manufacturing costs per pound and a $3.3 million increase in A&P. Retail segment cost of sales was $128.6 million, a 16% increase compared to the third quarter of fiscal 2022, primarily due to higher input and manufacturing costs and higher sales volumes.

Other segment product contribution margin decreased $10.4 million to a loss of $4.2 million in the third quarter of fiscal 2023, as compared to earnings of $6.2 million in the third quarter of fiscal 2022. These amounts include a $7.5 million loss and a $2.8 million gain related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts reported in this segment in fiscal 2023 and 2022, respectively. Excluding these mark-to-market adjustments and realized settlements, Other segment product contribution margin declined $0.1 million.

Selling, General and Administrative Expenses

SG&A increased $44.3 million to $131.5 million in the third quarter of fiscal 2023, and includes a net $4.3 million gain ($2.8 million after-tax, or $0.02 per share) related to actions taken to mitigate the effect of changes in currency rates on our purchase of the remaining equity interest in LW EMEA, net of other acquisition-related costs. Excluding items impacting comparability, SG&A increased $48.6 million to $135.8 million, primarily due to higher compensation and benefits expense, and to a lesser extent, higher expenses related to improving our information systems and ERP infrastructure, as well as a $5.5 million increase in A&P.

Interest Expense, Net

Compared with the prior year quarter, interest expense, net was flat, as the impact of higher interest rates on our floating rate debt offset higher capitalized interest and interest income.

Income Tax Expense

Income tax expense for the third quarter of fiscal 2023 and 2022 was $42.1 million and $31.1 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 19.4% and 22.6% for the third quarter of fiscal 2023 and 2022, respectively. Excluding items impacting comparability, our effective tax rate for the third quarter of fiscal 2023 and 2022 was 20.3% and 22.0%, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.

Equity Method Investment Earnings (Loss)

We conduct business through unconsolidated joint ventures in Europe and the U.S. and include our share of the earnings (loss) based on our equity interest in them. Our share of earnings and loss from our equity method investments was a loss of $23.3 million and earnings of $29.7 million for the third quarter of fiscal 2023 and 2022, respectively. Equity method investment earnings (loss) included a $45.6 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the third quarter of fiscal 2023, of which $47.3 million ($35.1 million after-tax, or $0.24 per share) related to losses in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility. Equity method investment earnings in the prior year quarter included a $19.6 million unrealized gain for mark-to-market adjustments, of which $19.3 million ($14.3 million after-tax, or $0.10 per share) related to gains in natural gas and electricity derivatives.

Excluding the items impacting comparability noted above (mark-to-market adjustments related to natural gas and electricity derivatives) and the other mark-to-market adjustments, earnings from equity method investments increased $12.2 million compared to the prior year quarter, reflecting favorable price/mix, partially offset by higher manufacturing costs, in both Europe and the U.S.

Thirty-Nine Weeks Ended February 26, 2023 compared to Thirty-Nine Weeks Ended February 27, 2022

Net Sales, Gross Profit, and Product Contribution Margin

	Thirty-Nine Weeks Ended
	February 26,	February 27,	%
(in millions, except percentages)	2023	2022	Increase
Segment net sales
Global	$1,901.0	$1,505.8	26%
Foodservice	1,084.2	929.8	17%
Retail	577.0	418.7	38%
Other	93.5	91.5	2%
	$3,655.7	$2,945.8	24%

Segment product contribution margin
Global	$422.2	$196.5	115%
Foodservice	411.9	307.5	34%
Retail	197.0	67.8	191%
Other	1.5	(6.6)	123%
	1,032.6	565.2	83%
Add: Advertising and promotion expenses	20.1	12.6	60%
Gross profit	$1,052.7	$577.8	82%

Net Sales

Compared to the prior year period, net sales increased $709.9 million, or 24%, to $3,655.7 million. Price/mix increased 27%, reflecting the benefit of product and freight pricing actions across each of our core business segments to counter input, manufacturing, and transportation cost inflation. Volume declined 3%, primarily reflecting an inability to fully serve customer demand in our foodservice and retail channels as well as the exiting of certain lower-priced and lower-margin business to strategically manage customer and product mix. The impact of supply chain disruptions during the first three quarters of fiscal 2023, including the effects of commodities shortages and onboarding new production workers, and changes in product mix affected production run-rates and throughput in our production facilities as well as customer order fulfillment rates. To a lesser extent, softer casual dining and full-service restaurant traffic in North America as consumers face a challenging macroeconomic environment also affected shipments.

Global segment net sales increased $395.2 million, or 26%, to $1,901.0 million. Price/mix increased 26%, driven by domestic and international product and freight pricing actions to counter inflationary pressures. Volume was flat as solid growth from key customers in North America and the benefit of acquiring a controlling interest in LWAMSA in early fiscal 2023 offset the impact of exiting certain lower-priced and lower-margin business in international and domestic markets.

Foodservice segment net sales increased $154.4 million, or 17%, to $1,084.2 million. Price/mix increased 26%, driven by the carryover benefits of product and freight pricing actions taken in the prior year, as well as actions taken in fiscal 2023 to counter inflationary pressures. Volume fell 9%, reflecting a combination of: the impact on customer service rates from supply chain disruptions; incremental losses of certain lower-priced and lower-margin business; and a slowdown in traffic and consumer demand in casual dining and other full-service restaurants.

Retail segment net sales increased $158.3 million, or 38%, to $577.0 million. Price/mix increased 41%, while volume decreased 3%. The carryover benefits of product and freight pricing actions taken in the prior year, as well as actions taken in fiscal 2023, across the branded and private label portfolios to counter inflationary pressures, largely drove the increase in price/mix. The decline in the segment’s overall volume was due to the impact on customer service rates from supply chain disruptions, as well as incremental losses of certain lower-priced and lower-margin private label business. Branded product volumes increased as compared to the prior year period.

Other segment net sales increased $2.0 million, or 2%, to $93.5 million. Price/mix increased 4% and was driven by higher prices in our vegetable business. Volume declined 2%, reflecting the negative effect of the extreme summer heat on the yield and quality of the vegetable crops.

Gross Profit and Product Contribution Margin

Gross profit increased $474.9 million, or 82%, to $1,052.7 million, as benefits from pricing actions more than offset the impact of higher manufacturing and distribution costs on a per-pound basis, as well as lower sales volumes. The higher costs per pound predominantly reflected double-digit cost inflation from key inputs, including: raw potatoes; edible oils; ingredients, such as grains and starches used in product coatings; labor; energy; and transportation. The increase in potato costs per pound were driven by higher contract prices, reflecting increased costs for growers, as well as the impact of extreme summer heat that negatively affected the yield and quality of potato crops in the Pacific Northwest in fall 2021. The increase in manufacturing costs per pound also reflect the effects of supply chain disruptions.

Our overall product contribution margin increased $467.4 million, or 83%, to $1,032.6 million. The increase was largely due to higher sales and gross profit (as described above).

Global segment product contribution margin increased $225.7 million, or 115%, to $422.2 million. Pricing actions drove the increase, which was partially offset by higher manufacturing and distribution costs per pound. Global segment cost of sales was $1,474.4 million, up 13% compared to the first three quarters of fiscal 2022, primarily due to higher input and manufacturing and distribution costs.

Foodservice segment product contribution margin increased $104.4 million, or 34%, to $411.9 million. Pricing actions drove the increase, which was partially offset by higher manufacturing and distribution costs per pound, unfavorable mix, and the impact of lower sales volumes. Foodservice segment cost of sales was $667.4 million, up 8% compared to the first three quarters of fiscal 2022, due to higher input and manufacturing and distribution costs, partially offset by lower sales volumes.

Retail segment product contribution margin increased $129.2 million, or 191%, to $197.0 million. Pricing actions largely drove the increase, which was partially offset by higher manufacturing and distribution costs per pound and a $4.3 million increase in A&P. Retail segment cost of sales was $369.5 million, up 7% compared to the first three quarters of fiscal 2022, primarily due to higher input and manufacturing and distribution costs, partially offset by lower sales volumes.

Other segment product contribution margin increased $8.1 million to $1.5 million in the first three quarters of fiscal 2023, as compared to a loss of $6.6 million in the first three quarters of fiscal 2022. These amounts include losses of $14.3 million and $14.1 million related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts reported in this segment in fiscal 2023 and 2022, respectively. Excluding these mark-to-market adjustments and realized settlements, Other segment product contribution margin increased $8.3 million, largely due to pricing actions in our vegetable business.

Selling, General and Administrative Expenses

SG&A increased $88.2 million to $357.6 million in the first three quarters of fiscal 2023, and includes a net $30.8 million gain ($22.0 million after-tax, or $0.15 per share) related to actions taken to mitigate the effect of changes in currency rates on our purchase of the remaining equity interest in LW EMEA, net of other acquisition-related costs. Excluding items impacting comparability, SG&A increased $119.0 million to $388.4 million, primarily due to higher compensation and benefits expense, and to a lesser extent higher expenses related to improving our information systems and ERP infrastructure, as well as a $7.5 million increase in A&P.

Interest Expense, Net

Compared with the first three quarters of fiscal 2022, interest expense, net decreased $59.7 million to $76.4 million. The first three quarters of fiscal year 2022 includes a $53.3 million ($40.5 million after-tax or $0.28 per share) loss on extinguishment of debt associated with the redemption in full of our outstanding 4.625% senior notes due 2024 (the “2024 Notes”) and 4.875% senior notes due 2026 (the “2026 Notes”). Excluding items impacting comparability, interest expense declined $6.4 million as higher capitalized interest and interest income more than offset the impact of higher interest rates on our floating rate debt.

Income Tax Expense

Income tax expense for the first three quarters of fiscal 2023 and 2022 was $152.6 million and $49.4 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.0% and 22.6% for the first three quarters of fiscal 2023 and 2022, respectively. Excluding items impacting comparability, our effective tax rates for the first three quarters of fiscal 2023 and 2022 were 23.4% and 22.5%, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.

Equity Method Investment Earnings

Equity method investments earnings were $44.0 million and $46.0 million for the first three quarters of fiscal 2023 and 2022, respectively. Equity method investment earnings included a $31.1 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in the first three quarters of fiscal 2023, of which $37.8 million ($28.1 million after-tax, or $0.18 per share) related to losses in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility. Equity method investment earnings in the first three quarters of fiscal 2022 included a $27.5 million unrealized gain for mark-to-market adjustments, of which $30.6 million ($22.7 million after-tax, or $0.16 per share) related to gains in natural gas and electricity derivatives. Equity method investment earnings in the first three quarters of fiscal 2023 also included a $15.1 million gain (before and after-tax, or $0.10 per share) recognized in connection with remeasuring our previously held 50% equity interest in LWAMSA to fair value.

Excluding the items impacting comparability noted above (mark-to-market adjustments related to natural gas and electricity derivatives and the remeasurement of our previously held 50% equity interest in LWAMSA) and the other mark-to-market adjustments, earnings from equity method investments increased $41.5 million compared to the prior year, reflecting favorable price/mix, partially offset by higher manufacturing and distribution costs, in both Europe and the U.S.

Liquidity and Capital Resources

Sources and Uses of Cash

We ended the first three quarters of fiscal 2023 with $675.0 million of cash and cash equivalents and $994.6 million of availability under our revolving credit facility, net of letters of credit. As of February 26, 2023, no borrowings were outstanding under the revolving credit facility.

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

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirty-Nine Weeks Ended
	February 26,	February 27,
(in millions)	2023	2022
Net cash flows provided by (used for):
Operating activities	$335.1	$174.0
Investing activities	(535.7)	(226.2)
Financing activities	331.3	(302.2)
	130.7	(354.4)
Effect of exchange rate changes on cash and cash equivalents	19.3	(0.5)
Net increase (decrease) in cash and cash equivalents	$150.0	$(354.9)

Operating Activities

In the first three quarters of fiscal 2023, cash provided by operating activities increased $161.1 million to $335.1 million, compared with $174.0 million in the same period a year ago. The increase related to a $213.9 million increase in income from operations, adjusted for non-cash income and expenses, partially offset by $52.8 million of cash used for unfavorable changes in working capital. See “Results of Operations” in this MD&A for more information related to the increase in income from operations. Unfavorable changes in working capital primarily related to higher-cost finished goods inventories, due primarily to increased potato and input cost inflation. These unfavorable changes were partially offset by an increase in accrued liabilities due to higher compensation and benefits accrued in fiscal 2023, compared with the prior year period, a decrease in prepaid expenses and other current assets due to differences between contracted volumes and actual usage for grower storage as well as timing of advances to growers, an increase in accounts payable due to timing, and a decrease in receivables attributable to timing of collection of accounts receivable.

Investing Activities

Investing activities used $535.7 million of cash in the first three quarters of fiscal 2023, compared with $226.2 million in the same period in the prior year. The increase primarily relates to our investments in our chopped and formed capacity expansion and our french fry processing line in American Falls, Idaho, and our greenfield french fry processing facility in Ulanqab, Inner Mongolia, China. We expect to use approximately $700 million to $725 million in fiscal 2023, including capital expenditures at LW EMEA, but excluding the purchase price to acquire equity interests in our joint ventures in Europe and Argentina.

During the first three quarters of fiscal 2023, we also used $42.3 million to acquire an additional equity interest in our joint venture in Argentina and used $67.6 million to largely acquire assets associated with the improvement of our information and technology services infrastructure.

On February 28, 2023, we acquired the remaining equity interest in LW EMEA for €531.6 million ($564.0 million) in cash, subject to certain post-closing adjustments pursuant to the purchase agreement, and 1,952,421 shares of our common stock. With the completion of the transaction, we own 100% of LW EMEA. We funded the cash portion of the acquisition with the proceeds from a $450.0 million term loan and $114.0 million of cash on hand.

Financing Activities

During the first three quarters of fiscal 2023, financing activities primarily related to issuing a new term loan facility for net proceeds of $450.0 million and borrowing $59.1 million and $1.7 million under our RMB-denominated loan facility and other credit facilities, respectively, offset by $24.6 million of debt and financing obligation repayments, and the payment of $105.8 million of cash dividends to our common stockholders. In addition, we used $47.2 million of cash to repurchase 529,167 shares of our common stock at an average price of $76.66 per share and withheld 83,973 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

In the first three quarters of fiscal 2022, cash used for financing activities primarily related to issuing U.S. dollar-denominated senior notes and a RMB-denominated loan facility for combined net proceeds of $1,669.2 million, offset by $1,690.1 million of debt and financing obligation repayments, including cash used to redeem our previously outstanding 2024 Notes and 2026 Notes, the payment of $103.0 million of cash dividends to common stockholders, and the payment of an aggregate call premium of $39.6 million relating to redeeming the 2024 Notes and 2026 Notes. In addition, we used $133.7 million of cash to repurchase 2,027,891 shares of our common stock at an average price of $62.15 per share and withheld 116,780 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 7, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At February 26, 2023, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

Obligations and Commitments

Except for our acquisition of the remaining equity interest in LW EMEA, as discussed in this MD&A, and the related liabilities assumed from the acquisition, there have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Non-GAAP Financial Measures

To supplement the financial information included in this report, we have presented product contribution margin on a consolidated basis, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted EPS, each of which is considered a non-GAAP financial measure.

Product contribution margin is one of the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and A&P expenses. Product contribution margin includes A&P expenses because those expenses are directly associated with the performance of our segments. Our management also uses Adjusted Income from Operations, Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding certain items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our results. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with the most directly comparable GAAP financial measures and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.

The non-GAAP financial measures provided in this report should be viewed in addition to, and not as an alternative for, financial measures prepared in accordance with GAAP that are presented in this report. These measures are not substitutes for their comparable GAAP financial measures, such as gross profit, income from operations, net income, diluted earnings per share, or other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way we do.

See “Results of Operations – Thirteen Weeks Ended February 26, 2023 compared to Thirteen Weeks Ended February 27, 2022 – Net Sales, Gross Profit, and Product Contribution Margin” and “Results of Operations – Thirty-Nine Weeks Ended February 26, 2023 compared to Thirty-Nine Weeks Ended February 27, 2022 – Net Sales, Gross Profit, and Product Contribution Margin” above for a reconciliation of product contribution margin on a consolidated basis to gross profit.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26,	February 27,	February 26,	February 27,
(in millions)	2023	2022	2023	2022
Net income	$175.1	$106.6	$510.1	$168.9
Equity method investment loss (earnings)	23.3	(29.7)	(44.0)	(46.0)
Interest expense, net	25.8	25.8	76.4	136.1
Income tax expense	42.1	31.1	152.6	49.4
Income from operations	266.3	133.8	695.1	308.4
Depreciation and amortization	50.2	46.6	150.0	138.8
Items impacting comparability
Acquisition-related items, net (a)	(4.3)	—	(30.8)	—
Adjusted EBITDA	312.2	180.4	814.3	447.2

Unconsolidated Joint Ventures
Equity method investment (loss) earnings	(23.3)	29.7	44.0	46.0
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	9.3	9.5	26.9	30.7
Items impacting comparability
Impact of LW EMEA natural gas and electricity derivatives (b)	47.3	(19.3)	37.8	(30.6)
Gain on acquisition of interest in joint venture (c)	—	—	(15.1)	—
Add: Adjusted EBITDA from unconsolidated joint ventures	33.3	19.9	93.6	46.1

Adjusted EBITDA including unconsolidated joint ventures	$345.5	$200.3	$907.9	$493.3
(a)	Income from operations for the thirteen weeks and thirty-nine weeks ended February 26, 2023 included a net $4.3 million gain ($2.8 million after-tax, or $0.02 per share) and a net $30.8 million gain ($22.0 million after-tax, or $0.15 per share), respectively, related to actions taken to mitigate the effect of changes in currency rates on our fourth quarter purchase of the remaining equity interest in LW EMEA, net of other acquisition-related costs.

(b)	Equity method investment earnings (loss) for the thirteen weeks ended February 26, 2023 and February 27, 2022 included a $47.3 million unrealized loss ($35.1 million after-tax, or $0.24 per share) and a $19.3 million unrealized gain ($14.3 million after-tax, or $0.10 per share), respectively; and for the thirty-nine weeks ended February 26, 2023 and February 27, 2022, included unrealized losses of $37.8 million ($28.1 million after-tax, or $0.18 per share) and unrealized gains of $30.6 million ($22.7 million after-tax, or $0.16 per share), respectively, related to mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility.

(c)	Equity method investment earnings for the thirty-nine weeks ended February 26, 2023 included a $15.1 million gain (before and after-tax, or $0.10 per share) recognized in connection with our acquisition of an additional 40% equity interest in our Argentina joint venture, increasing our equity ownership from 50% to 90%. The gain related to remeasuring our previously held 50% equity interest to fair value.

The following tables reconcile income from operations to Adjusted Income from Operations, net income to Adjusted Net Income, and diluted EPS to Adjusted Diluted EPS:

	For the Thirteen Weeks Ended
	February 26,	February 27,	February 26,	February 27,	February 26,	February 27,
	2023	2022	2023	2022	2023 (a)	2022 (a)
(in millions, except per share amounts)	Income from Operations		Net Income		Diluted EPS
As reported	$266.3	$133.8	$175.1	$106.6	$1.21	$0.73
Items impacting comparability:
Impact of LW EMEA natural gas and electricity derivatives (b)	—	—	35.1	(14.3)	0.24	(0.10)
Acquisition-related items, net (c)	(4.3)	—	(2.8)	—	(0.02)	—
Total items impacting comparability	(4.3)	—	32.3	(14.3)	0.22	(0.10)
Adjusted	$262.0	$133.8	$207.4	$92.3	$1.43	$0.63

	For Thirty-Nine Weeks Ended
	February 26,	February 27,	February 26,	February 27,	February 26,	February 27,
	2023	2022	2023	2022	2023 (a)	2022 (a)
(in millions, except per share amounts)	Income from Operations		Net Income		Diluted EPS
As reported	$695.1	$308.4	$510.1	$168.9	$3.53	$1.16
Items impacting comparability:
Impact of LW EMEA natural gas and electricity derivatives (b)	—	—	28.1	(22.7)	0.18	(0.16)
Acquisition-related items, net (c)	(30.8)	—	(22.0)	—	(0.15)	—
Gain on acquisition of interest in joint venture (d)	—	—	(15.1)	—	(0.10)	—
Loss on extinguishment of debt (e)	—	—	—	40.5	—	0.28
Total items impacting comparability	(30.8)	—	(9.0)	17.8	(0.07)	0.12
Adjusted	$664.3	$308.4	$501.1	$186.7	$3.46	$1.28

(a)	Diluted weighted average common shares were 144.8 million and 145.5 million for the thirteen weeks ended February 26, 2023 and February 27, 2022, respectively, and 144.7 million and 146.2 million for the thirty-nine weeks ended February 26, 2023 and February 27, 2022, respectively.

(b)	See footnote (b) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability.

(c)	See footnote (a) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability.

(d)	See footnote (c) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability. There was no tax on the gain associated with the acquisition of an additional 40% equity interest in our Argentina joint venture.

(e)	The thirty-nine weeks ended February 27, 2022, include a loss on the extinguishment of debt of $53.3 million ($40.5 million after-tax), which consists of an aggregate redemption premium of $39.6 million related to the redemption of the 2024 Notes and 2026 Notes and the write-off of $13.7 million of debt issuance costs associated with those notes.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the first three quarters of fiscal 2023.

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

Commodity Price Risk

Based on our open commodity contract hedge positions as of February 26, 2023, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of $6.4 million ($4.9 million after-tax). Additionally, based on our LW EMEA joint venture’s open commodity contract hedge positions as of February 26, 2023, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Equity method investment earnings (loss)” of $4.6 million ($3.4 million after-tax). We expect that any change in the fair value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currency Exchange Rate Risk

Substantially all of our revenue is transacted in U.S. dollars. However, a portion of our operating expenditures and capital purchases are incurred in other currencies, including the Chinese yuan, and our joint ventures outside the U.S. transact in euros and Argentine pesos. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10 percent adverse change in exchange rates versus the U.S. dollar would result in losses of $45.1 million ($34.3 million after-tax) and $6.5 million ($5.0 million after-tax) as of February 26, 2023 and May 29, 2022, respectively. The increased hypothetical risk from May 29, 2022 is primarily related to actions taken to mitigate the effect of changes in currency rates on our fourth quarter purchase of the remaining equity interest in LW EMEA discussed in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Interest Rate Risk

At February 26, 2023, we had $2,170.0 million of fixed-rate and $1,065.7 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $10.8 million annually ($8.4 million after-tax) at February 26, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 26, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter covered by this report and determined that there was no change in our internal control over financial reporting during the quarter ended February 26, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended February 26, 2023 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
November 28, 2022 through December 25, 2022	963	$82.38	—	$240.6
December 26, 2022 through January 22, 2023	31,019	$97.70	30,915	$237.6
January 23, 2023 through February 26, 2023	94,640	$98.00	93,776	$228.4
Total	126,622
(a)	Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $97.92 per share, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	On December 20, 2018, we announced that our Board of Directors had authorized a $250.0 million share repurchase program, with no expiration date. On December 17, 2021, we announced that our Board of Directors had authorized the repurchase of an additional $250.0 million of our common stock under this program, bringing the total amount authorized under the program to $500.0 million of our common stock. Repurchases under the program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1

Fourth Amendment to Credit Agreement, dated as of January 31, 2023, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders and voting participants party thereto and AgWest Farm Credit, PCA (successor by merger to Northwest Farm Credit Services, PCA), as Administrative Agent (incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on January 31, 2023 (File No. 001-37830)

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

Dated this 6th day of April, 2023.