Form 10-K
period 2023-05-28
Lamb Weston Holdings, Inc.
filed 2023-07-25
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the voting common stock of Lamb Weston Holdings, Inc. held by non-affiliates as of November 25, 2022 (the last trading day of the registrant's most recently completed second fiscal quarter) was approximately $12.3 billion based upon the closing sale price of the common stock as reported on the New York Stock Exchange on such date. As of July 17, 2023, the registrant had 145,666,703 shares of common stock, par value $1.00 per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “would,” “could,” “believe,” “estimate,” “leverage,” “create,” “aim,” “reduce,” “strive,” “focus,” “intends,” “increase,” “implement,” “mitigate,” “grow,” “drive,” “benefit,” “support,” “evaluate,” “enhance,” “maintain,” “improve,” “invest,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital investments, innovation, employee safety and human capital, operational costs, pricing actions, cash flows, liquidity, dividends, share repurchases, enterprise resource planning (“ERP”) system implementation, integration of Lamb-Weston/Meijer v.o.f. (“LW EMEA”), including the anticipated benefits of the transaction, and business and financial outlook and prospects, as well as inflation, our industry, and global economic conditions. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: the availability and prices of raw materials and other commodities; labor shortages and other operational challenges; an uncertain general economic environment, including inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; risks related to disruption of management time from ongoing business operations due to integration efforts related to the LW EMEA acquisition; failure to realize the benefits expected from the LW EMEA acquisition; the effect of the LW EMEA acquisition on our ability to retain customers and retain and hire key personnel, maintain relationships with suppliers and on our operating results and businesses generally; risks associated with integrating acquired businesses, including LW EMEA; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we operate; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by the war in Ukraine and the possible related heightening of our other known risks; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with other possible acquisitions; our debt levels; changes in our relationships with our growers or significant customers; actions of governments and regulatory factors affecting our businesses; the ultimate outcome of litigation or any product recalls; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), including those described under the heading “Item 1A. Risk Factors” in this Form 10-K. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

PART I

ITEM 1. BUSINESS

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” “the Company,” or “Lamb Weston”) is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We are the number one supplier of value-added frozen potato products in North America and a leading supplier of value-added frozen potato products internationally, with a strong presence in high-growth emerging markets. We offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent most of our value-added frozen potato product portfolio.

We were organized as a Delaware corporation in July 2016. Our common stock trades under the ticker symbol “LW” on the New York Stock Exchange.

Segments

In July 2022, we acquired an additional 40 percent interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), our joint venture in Argentina, and, in February 2023, we acquired the remaining equity interest in LW EMEA, our joint venture in Europe. With the completion of the transactions, we own 90 percent and 100 percent of the equity interests in LWAMSA and LW EMEA, respectively. Accordingly, we consolidated LWAMSA’s and LW EMEA’s financial results in our consolidated financial statements beginning in our fiscal first and fourth quarters, respectively. The results are included in our Global segment.

During fiscal 2023, we had four reportable segments: Global, Foodservice, Retail, and Other. For further segment and financial information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Effective May 29, 2023, in connection with our recent acquisitions and to align with our expanded global footprint, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as two business segments based on management’s change to the way it monitors performance, aligns strategies, and allocates resources. This resulted in a change from four reportable segments to two (North America and International), effective the beginning of fiscal 2024.

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

Joint Venture Relationships

We hold a 50 percent ownership interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a joint venture with RDO Frozen Co., that operates a single potato processing facility in the U.S. We provide all sales and marketing services to Lamb Weston RDO and receive a fee for these services based on a percentage of the net sales of the venture.

We account for our investment in Lamb Weston RDO under the equity method of accounting. We accounted for our investments in LW EMEA and LWAMSA under the equity method of accounting until February 2023 and July 2022, respectively, when we acquired the majority ownership of these entities and began consolidating their respective financial results in our consolidated financial statements. In addition, LW EMEA owns a 75 percent interest in a joint venture in Austria. This joint venture’s financial results are consolidated in our financial statements.

For more information, see Note 4, Joint Venture Investments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Our largest customer, McDonald’s Corporation, accounted for approximately 13%, 10%, and 11% of our consolidated net sales in fiscal 2023, 2022, and 2021, respectively. Sales to McDonald’s Corporation are included in our Global segment. No other customer accounted for more than 10% of our fiscal 2023, 2022, or 2021 consolidated net sales.

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

Trademarks, Licenses and Patents

Our trademarks are material to our business and are protected by registration or other means in the U.S. and most other geographic markets where the related food items are sold. Depending on the country, trademarks generally remain valid for as long as they are in use and their registrations are maintained. Trademark registrations generally are for renewable, fixed terms. Our significant trademarks include: Lamb Weston, Lamb Weston Supreme, Lamb Weston Seeing Possibilities in Potatoes (and design), Lamb Weston Seasoned, Lamb Weston Private Reserve, Lamb Weston Stealth Fries, Lamb Weston Colossal Crisp, Lamb Weston Crispy on Delivery, Lamb Weston Twisters, Lamb Weston Twister Fries, Lamb Weston Crisscuts, Sweet Things, and Butler. We also sell certain products, such as Grown in Idaho and Alexia, which we license from third parties.

We own numerous patents worldwide. We consider our portfolio of patents, patent applications, patent licenses, proprietary trade secrets, technology, know-how processes, and related intellectual property rights to be material to our operations. Patents, issued or applied for, cover inventions, including packaging, manufacturing processes, equipment, formulations, and designs. Our issued patents extend for varying periods according to the date of the patent application filing or grant, the legal term of patents in the various countries where patent protection is obtained, and, in most countries, the payment of fees to maintain the patents. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country.

Raw Materials

Our primary raw materials are potatoes, edible oils, packaging, grains, starches, and energy inputs. We source a significant amount of our raw potatoes under both strategic, long-term grower relationships and short-term annual contracts. In the U.S., most of the potato crop used in our products is grown in Washington, Idaho, and Oregon. In Europe, growing regions for the necessary potatoes are concentrated in the Netherlands, Austria, Belgium, Germany, France, and the United Kingdom. We also have potato growing regions in Canada, China, Australia, and Argentina that support our processing facilities in those countries. We believe that the grower networks to which we have access provide a sufficient source of raw potato inputs year-to-year. We source edible oils through strategic relationships with key suppliers, and we source packaging and energy inputs through multiple suppliers under a variety of agreement types.

The prices paid for these raw materials, as well as other raw materials used in making our products, generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. The prices of raw materials can fluctuate as a result of these factors.

During fiscal 2023, we continued to face increased costs for our primary raw materials, including potatoes, edible oils, packaging, grains, starches, and energy inputs. We seek to mitigate higher input costs through long-term relationships, contract strategies, and hedging activities where an active market for an input exists, as well as through our pricing and productivity initiatives. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for further discussion.

Manufacturing

We operate 26 production facilities for our products. See "Item 2. Properties" for more information about our production facilities. In addition to our own production facilities, we source a portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned production facilities most effectively.

International Operations

At May 28, 2023, we had operations in 31 countries, with sales support in each of these countries and production and processing facilities in 8 countries. See Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our U.S. and non-U.S. operations. Also see “Item 2. Properties,” for more information on our production and other facilities. For a discussion of risks related to our operations outside the U.S., see “Item 1A. Risk Factors” of this Form 10-K.

Competition

The value-added frozen potato products industry in North America, Europe and other international markets is highly competitive. Competitors include large North American and European frozen potato product companies that compete globally, as well as local and regional companies. Significant competitors include Agristo NV, Aviko B.V., Cavendish Farms Corporation, Clarebout Potatoes NV, Farm Frites International B.V., J.R. Simplot Company, The Kraft Heinz Company, and McCain Foods Limited. Some of our competitors are larger and have substantially more financial, sales and marketing, and other resources than us. We compete with producers of similar products on the basis of, among other things, customer service, value, product innovation, product quality, brand recognition and loyalty, price, and the ability to identify and satisfy customer preferences. The markets in which we operate are expected to remain highly competitive for the foreseeable future. See also “Item 1A. Risk Factors – Industry Risks – Increased competition may result in reduced sales or profits” of this Form 10-K.

Seasonality

Our product contribution margin percentage, inventory levels, net sales, and cash flows are affected by seasonality. In general, our product contribution margin percentage tends to be highest in our fiscal third quarter, reflecting the cost benefit of freshly-harvested potatoes. We typically harvest potatoes in the Pacific Northwest of the U.S. and Europe in July through October, which is primarily in our fiscal second quarter. While the quality of potatoes affects production efficiency, overall, freshly-harvested potatoes process more efficiently in our production lines and are not subject to storage or secondary transport costs. We typically hold 50 to 90 days of finished goods inventory on a first-in-first-out basis, so the costs incurred from our fiscal second quarter harvest, which are generally favorable, will flow through our income statement in our fiscal third quarter. Inventory levels also tend to be higher in our fiscal third quarter, requiring more working capital at that time. In general, net sales and cash flows tend to be higher in our fiscal fourth quarter, reflecting customer and consumer buying patterns.

Due to severe impacts of the government mandated shutdowns in response to COVID-19, seasonal variation in the demand for our products in fiscal 2021 differed from prior and subsequent years.

Human Capital Resources

We believe that our employees and our workplace culture are among our most important assets, and that our employees are integral to our ability to achieve our strategic objectives. Attracting, developing, and retaining the best talent globally with the right skills to drive our mission, vision, and values are central components of our strategies for long-term growth. As of July 17, 2023, we had approximately 10,300 employees, of which approximately 2,600 employees work outside of the U.S. As of July 17, 2023, approximately 30% of our employees are parties to collective bargaining agreements with terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times over the next several years. Of the hourly employees who are represented by these contracts, 51% are party to a collective bargaining agreement scheduled to expire over the course of the next twelve months. As the agreements expire, we believe they will be renegotiated on terms satisfactory to the parties.

Health and Safety

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

Total Rewards

Our compensation and benefits are designed to support the financial, mental, and physical well-being of our employees. We are committed to equal pay for equal work, regardless of gender, race, ethnicity, or other personal characteristics. As part of this commitment, we benchmark and set pay ranges based on market data and consider various factors such as an employee’s role and experience, job location, and performance. We also regularly review our compensation practices to promote fair and equitable pay. In addition to base salaries, many employees also participate in an annual short-term incentive program and may also receive long-term equity awards. Benefits for U.S. employees include an employee savings 401(k) plan and company matching contributions, health insurance, disability insurance, life insurance, health savings and flexible spending accounts, wellness incentives, annual on-site health screenings, paid time-off, family leave, parental leave, employee assistance programs, and tuition reimbursement opportunities. Benefits for employees outside of the U.S. vary by country but are generally market competitive and representative of prevalent local company sponsored benefit programs. We have also adopted a hybrid work policy for office-based employees intended to allow employees flexibility in work location while maintaining productivity and performance expectations. Eligibility for, and the level of, compensation and benefits vary depending on an employee’s full-time or part-time status, work location, job and career level, and tenure with the Company. We regularly review our compensation and benefit programs with the aim of keeping them competitive and designed to meet our employees’ health and wellness needs, which we believe is important to attract and retain the best available talent.

Diversity, Equity, and Inclusion (“DEI”)

As a global company, we strive to honor and celebrate diversity in our team, which we believe enriches our work lives and drives diversity of perspectives in our decision-making as a company. We define diversity as the unique abilities, experiences, and cultural backgrounds our employees bring to our Company’s workplace. We are committed to providing a work environment that fosters respect, inclusion, fairness, and dignity, and is free of harassment, discrimination, or fear of retaliation. In fiscal 2023, we launched our first business resource groups, which are voluntary, team member-led groups that bring employees together aligned around affinity areas. We believe these groups help create community and build inclusion. We have three business resource groups centered on women, multiculture and young professionals. In addition, in fiscal 2023, we introduced a DEI learning and development platform to our global workforce to support team members’ DEI learning.

Recruitment, Training, and Development

We believe maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. We use recruitment vehicles, including partnerships with universities and communities, local and national organizations, and various social media outlets, to attract strong talent to our organization. Our leadership and people teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by regularly reviewing strategic positions and identifying potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps, and creating developmental plans to facilitate employee professional growth. We invest in our employees through training and development programs, including both custom internal training and external learning resources, utilizing both live and virtual learning experiences, on the job experiences, rotational assignments, annual and mid-year manager reviews and coaching. These offerings are designed to position employees to execute with excellence in their current roles, accelerate their learning curves, and grow their careers by taking advantage of continuing learning opportunities. For example, in our production facilities, we provide multiple training sessions focused on quality and safety. We also hold courses focused on leadership development for employees and people leaders across our global organization. In addition, with both in-person and our e-learning resources, employees can also focus on timely and topical development areas, including leadership capabilities, management excellence, functional skill building, and DEI.

Employee Engagement

We believe that having a workplace culture that supports and values all employees is critical to our success. To understand employee sentiments, we conduct a bi-annual engagement survey of our global workforce. This survey was completed in fiscal 2022 and was administered and analyzed by an independent third-party. The survey results were then reviewed by our executive leadership team and our Compensation and Human Capital Committee of the Board of Directors. Department leaders were also given the engagement survey results and tasked with taking action based on their employees’ anonymous feedback (both quantitative and qualitative). In addition, following our acquisition of the remaining equity interest in LW EMEA, we conducted a global employee culture survey to help assess employees’ reactions to the acquisition and plans for the full integration of LW EMEA with our other operations. Similar to our fiscal 2022 engagement survey, our executive leadership team reviewed the results of the survey and shared those results with our Compensation and Human Capital Committee. By paying close attention to the results of both surveys and implementing actions based on our findings, both at an aggregate enterprise level as well as at department, business, and work group levels, we believe that we have been able to enhance our workplace culture and improve overall employee engagement levels.

We are also committed to creating and building a culture of giving. We encourage and enable our employees to support many charitable causes. This includes engaging in volunteer programs promoted by the Company or employees. Our locations also manage their own community outreach programs through local giving committees, which provide opportunities for employees to financially engage with local nonprofits and volunteer their time. Annually, we make cash grants through the Lamb Weston Foundation, including through our Pay it Forward program, which gives our employees a role in directing some of the Foundation’s funds. In addition, we offer a matching gifts program to employees, paid volunteer time off, non-profit board service grants, and an employee dependent scholarship program. Further, in fiscal 2023, we adopted a volunteer reward program that allows employees to provide monetary donations to organizations where they volunteer and established the Team Member Relief Fund to provide financial support to employees experiencing hardships such as catastrophic events, illness, domestic violence, and other unforeseen circumstances.

Information About Our Executive Officers

The following are our executive officers as of July 17, 2023:

Name	Title	Age
Thomas P. Werner	Director, President and Chief Executive Officer	57
Bernadette M. Madarieta	Chief Financial Officer	48
Sharon L. Miller	President, North America	57
Sukshma Rajagopalan	Chief Information and Digital Officer	49
Gerardo Scheufler	Chief Supply Chain Officer	55
Marc Schroeder	President, International	52
Michael J. Smith	Chief Operating Officer	46
Eryk J. Spytek	General Counsel and Chief Compliance Officer	55
Steven J. Younes	Chief Human Resources Officer	57

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

Bernadette M. Madarieta has served as our Chief Financial Officer since August 2021. She also served as Senior Vice President from August 2021 to May 2023. Ms. Madarieta joined Lamb Weston in October 2016 as our Vice President and Controller and Principal Accounting Officer. Before that, Ms. Madarieta served as Vice President and Controller of Packaging Corporation of America, a containerboard and corrugated packaging manufacturer, from October 2013 to March 2016, and Vice President and Controller at Boise Inc., a packaging and paper products manufacturer, from February 2011 to October 2013. Ms. Madarieta has more than 25 years of finance management and leadership experience spanning public and privately held companies and Big 4 public accounting firms.

Sharon L. Miller has served as our President, North America since May 29, 2023. Before that, she served as our Senior Vice President and General Manager, Global Business Unit since September 2016 and Conagra’s Vice President and General Manager, Lamb Weston Global Business Unit from 2015 to August 2016. Since joining Conagra in 1999, Ms. Miller has held various leadership positions, including Vice President of Sales for LW EMEA. Prior to that, Ms. Miller was a key sales and business leader within Lamb Weston in both the U.S. and Canada. She also has held various sales positions with North American food manufacturers and foodservice distributors.

Sukshma Rajagopalan has served as our Chief Information and Digital Officer since June 2023. Ms. Rajagopalan has more than 25 years of experience leading digital and information technology teams, most recently as Senior Vice President and Chief Digital Officer at Avantor, Inc., a life sciences company, from March 2020 to May 2023. At Avantor, Ms. Rajagopalan led the company’s global enterprise digital roadmap, including finance, supply chain and commercial solutions, as well as data and analytics including automation and artificial intelligence. Prior to joining Avantor, she spent 15 years at PepsiCo, Inc., a food and beverage company, and held various information technology and digital leadership roles, most recently as Vice President, Global Applications from March 2018 to March 2020.

Gerardo Scheufler has served as our Chief Supply Chain Officer since August 2019. He also served as Senior Vice President from August 2019 to May 2023. Prior to joining Lamb Weston, Mr. Scheufler served as Vice President of Global Operations at Mondelēz International, Inc., a food and beverage company, from July 2014 until August 2019. During his tenure at Mondelēz International, Mr. Scheufler oversaw a major global restructuring program to optimize the global supply chain footprint, including the manufacturing, customer service, quality, logistics, health, safety and environment, and innovation functions. Prior to that, Mr. Scheufler spent more than 20 years at The Procter & Gamble Company, a consumer goods corporation, in a variety of roles of increasing responsibility after starting his career in manufacturing operations in 1990.

Marc Schroeder has served as our President, International since May 29, 2023. Mr. Schroeder is a Dutch national and joined Lamb Weston in February 2023 following the completion of our acquisition of the remaining equity interest in LW EMEA, having previously served as Chief Executive Officer of our former European joint venture since January 2021. Before joining LW EMEA, Mr. Schroeder served as Chief Executive Officer of Pepsi Lipton, a joint venture between PepsiCo, Inc. and Unilever for tea branded products, from February 2016 to November 2020. Prior to that, he spent more than 14 years at PepsiCo, Inc., a food and beverage company, and held various operating, commercial and corporate leadership roles, including Senior Vice President Global Nutrition Group from August 2014 to January 2016, Vice President Global Grains (Quaker) from September 2012 to July 2014 and General Manager of Frito-Lay in Russia from October 2009 to August 2012.

Michael J. Smith has served as our Chief Operating Officer since May 29, 2023. Prior to that, he served as Senior Vice President and General Manager of Foodservice, Retail, Marketing and Innovation since April 2018 and Senior Vice President, Growth and Strategy from September 2016 until March 2018. Mr. Smith also served as Vice President and General Manager of Lamb Weston Retail from May 2011 to September 2016, Vice President and General Manager of Conagra’s Private Brands from March 2014 to February 2016, and Vice President of Global Marketing of Lamb Weston from July 2012 to March 2014. Prior to joining Conagra in 2007, Mr. Smith held various brand management roles at Dean Foods Company, a food and beverage company, and its WhiteWave division from May 2003 until December 2007.

Eryk J. Spytek has served as our General Counsel and Chief Compliance Officer since October 2016. He also served as Senior Vice President from October 2016 to May 2023 and Corporate Secretary from October 2016 to November 2020. From June 2015 until October 2016, Mr. Spytek was Of Counsel at Winston & Strawn LLP, a law firm. Before returning to Winston & Strawn LLP, he served from December 2009 until April 2015 in a variety of roles with Mead Johnson Nutrition Company, a manufacturer of infant formula, including as Vice President, Deputy General Counsel and Assistant Secretary from April 2013 to April 2015 and as Vice President, Associate General Counsel and Assistant Secretary from December 2009 to April 2013. Before that, Mr. Spytek served as Senior Vice President, General Counsel and Secretary at SIRVA, Inc., a moving and relocation services provider, from February 2006 to February 2009. Before joining SIRVA, Inc., Mr. Spytek was a partner at Winston & Strawn LLP, which he joined as an associate in 1996.

Steven J. Younes has served as our Chief Human Resources Officer since January 2022. He also served as Senior Vice President from January 2022 to May 2023. Mr. Younes joined Lamb Weston from Loews Hotels & Co., a hospitality company, where he served as Executive Vice President and Chief Human Resources Officer from April 2019 through December 2021. Prior to that, Mr. Younes was Senior Vice President of Human Resources for Ascension, a not-for-profit healthcare company, from July 2013 to December 2018. An employment lawyer by background, he spent 12 years in private practice and served as employment counsel to a number of organizations earlier in his career. Mr. Younes has more than 30 years of experience in human resources and employment law.

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

Business and Operating Risks

We may not be able to offset cost increases due to inflationary pressures on inputs necessary for the production and distribution of our products, such as labor, raw materials, energy, fuel, and packaging materials.

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

During fiscal 2023, we experienced significantly elevated commodity and supply chain costs, including the costs of labor, raw materials, energy, fuel, packaging materials, and other inputs necessary for the production and distribution of our products. For example, labor shortages and inflation have increased our costs. Additionally, we expect to face continued industry-wide cost inflation for various inputs, including commodities, ingredients, packaging materials, other raw materials, transportation, warehousing, and labor. Commodity price increases, or a sustained interruption or other constraints in the supply or availability of key commodities, including necessary services such as transportation and warehousing, could adversely affect our business, financial condition, and results of operations. Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in reductions in sales volume. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition, or results of operations may be adversely affected.

We also may not be successful in mitigating the effects of these cost increases through productivity initiatives or through our commodity hedging activity. Our future success and earnings growth depend in part on our ability to maintain the appropriate cost structure and operate efficiently in the highly competitive value-added frozen potato product category. We continue to implement profit-enhancing initiatives that improve the efficiency of our supply chain and general and administrative functions. These initiatives are focused on cost-saving opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative functions. However, gaining additional efficiencies may become more difficult over time. In addition, there is currently no active derivatives market for potatoes in the U.S. Although we have experience in hedging against commodity price increases, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. As a result, the risk management procedures that we use may not always work as we intend. To the extent we are unable to offset present and future cost increases, our business, financial condition, and results of operations could be materially and adversely affected.

Disruption to our supply chain could adversely affect our business.

Our ability to manufacture or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, logistics service providers, or independent distributors. This damage or disruption could result from execution issues, as well as factors that are difficult to predict or beyond our control such as increased temperatures due to climate change, water stress, extreme weather events, natural disasters, product or raw material scarcity, fire, terrorism, pandemics (such as the COVID-19 pandemic), armed hostilities (including the ongoing war in Ukraine), strikes, labor shortages, cybersecurity breaches, governmental restrictions or mandates, disruptions in logistics, supplier capacity constraints, or other events. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business, financial condition, and results of operations. Further, the inability of any supplier, logistics service provider, or independent distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease. We have experienced, and may continue to experience, disruptions in our supply chain, including as a result of temporary workforce disruptions, labor shortages, increased transportation and warehousing costs, and other factors related to the effects of the COVID-19 pandemic and the ongoing war in Ukraine. In addition, the occurrence of a significant supply chain disruption or the inability to access or deliver products that meet requisite quality and safety standards in a timely and efficient manner, could lead to increased warehouse and other storage costs or otherwise adversely affect our profitability and weaken our competitive position or harm our business.

Labor shortages or stoppages, an inability to attract and retain key personnel, increased turnover or increases in labor costs could adversely affect our business, financial condition, and results of operations.

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. The labor market has become increasingly tight and competitive, and we may face sudden and unforeseen challenges in the availability of labor, such as we have experienced during fiscal 2022 and 2023 at some of our production facilities, which reduced our production run-rates and increased our manufacturing costs. A sustained labor shortage or increased turnover rates within our workforce, caused by COVID-19 or as a result of general macroeconomic factors, have led and could in the future lead to production or shipping delays, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our production and distribution facilities and overall business. Further, our success depends on our ability to attract, retain, and develop effective leaders and personnel with professional and technical expertise, such as agricultural and food manufacturing experience, as well as finance, marketing, and other senior management professionals. The loss of the services of these persons could deplete our institutional knowledge and could have a material adverse effect on our business, financial condition, and results of operations. The market for these employees is competitive, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. Our ability to recruit and retain a highly skilled workforce could also be materially impacted if we fail to adequately respond to rapidly changing employee expectations regarding fair compensation, an inclusive and diverse workplace, flexible working, or other matters. If we are unable to hire and retain employees capable of performing at a high-level, develop adequate training and succession plans for leadership positions, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. Similarly, we have been negatively impacted and may in the future continue to be negatively impacted by labor shortages or increased labor costs experienced by our third-party business partners, including our logistics providers, suppliers, and customers. For example, reduced availability of trucking capacity due to shortages of drivers, primarily as a result of the COVID-19 pandemic, caused an increase in the cost of transportation for us and our suppliers in fiscal 2022. An overall labor shortage, lack of skilled labor, increased turnover, or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition, and results of operations.

In addition, health care and workers’ compensation costs are increasing. Inflationary pressures and any shortages in the labor market could continue to increase labor costs, which could have a material adverse effect on our business, financial condition, or results of operations. Our labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including pension, health and welfare, and severance benefits. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit plans and cause volatility in the future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively bargained wage and benefit agreements. Furthermore, we may be subject to increased costs or experience adverse effects on our operating results if we are unable to renew collectively bargained agreements on satisfactory terms as they expire. Our financial condition and ability to meet the needs of our customers could be materially and adversely affected if strikes or work stoppages or interruptions occur as a result of delayed negotiations with union-represented employees within or outside the U.S.

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

Pandemics or other contagious outbreaks and government actions taken in response thereto, may adversely impact, and in the case of the COVID-19 pandemic, have adversely impacted and may continue to adversely impact, our business, financial condition, and results of operations.

The ultimate impact that the COVID-19 pandemic and any future pandemic or other contagious outbreak will have on our business, financial condition, and results of operations is uncertain. Although COVID-19-related restrictions, such as quarantines, travel bans, shutdowns and shelter-in-place orders, have generally been lifted, these restrictions and measures, and our efforts to act in the best interests of our employees, customers, suppliers, vendors, joint ventures, and other business partners, have affected and may continue to affect our business and operations. Some of the impacts our business has experienced, and may continue to experience, as a result of the COVID-19 pandemic, or any future pandemic or other contagious outbreak, include, but are not limited to, the following:

●	decreased sales to our foodservice customers resulting from the closure or reduction in capacity of many full-service restaurants and other commercial operations (e.g., hotels, schools and universities, sporting venues), which caused and can cause a significant reduction in consumer traffic;
●	reduced demand at quick service restaurants, in particular in our international markets where most consumption is dine-in or carry-out as drive-thru options are more limited;
●	shutdowns of one or more of our production facilities or lines, or disruption in our production timing and operations, including but not limited to, as a result of illness, labor shortages, government restrictions, or other workforce disruptions;
●	continued commodity cost volatility, including higher edible oil, grain, and starch costs, which may not be sufficiently offset by our commodity hedging activities;
●	increased transportation and warehousing costs, as well as disruptions in the transport of goods, including limited availability of shipping containers, from our supply chain to us and from us to our customers, which caused us to rely more heavily on higher cost transportation to maintain customer service levels;
●	disruptions to our distribution capabilities or to our distribution channels, including those of our suppliers, logistics service providers, or independent distributors;
●	failure of third parties on which we rely, including but not limited to, those that supply our packaging, ingredients, equipment and other necessary operating materials, co-manufacturers and independent contractors, to meet their obligations to us, or significant disruptions in their ability to do so;
●	a change in demand for, or availability of, one or more of our products as a result of restaurants, other foodservice providers, retailers, or distributors, modifying their inventory, fulfillment or shipping practices;
●	increased reliance on our information technology system as a result of work-from-home Company policies, causing us to be more vulnerable to cyberattacks or other disruptions as a result of team members accessing our networks and systems from off-site; and
●	business disruptions and uncertainties related to a future pandemic for a sustained period of time could result in delays or modifications to our strategic plans, capital expansion projects and other initiatives and hinder our ability to achieve anticipated cost savings and productivity initiatives on the original timelines.

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

We conduct a substantial and growing amount of business with customers located outside the U.S., including through our joint ventures. During each of fiscal 2023, 2022 and 2021, net sales outside the U.S., primarily in Australia, Canada, China, Europe, Japan, Korea, Mexico, and Taiwan, accounted for approximately 23%, 17%, and 17% of our net sales, respectively. The amounts for fiscal 2022 and 2021 do not include any impact of unconsolidated net sales associated with LWAMSA and LW EMEA, which are also subject to risks associated with international operations. In fiscal 2023, we acquired additional equity interests in LWAMSA and LW EMEA, thereby increasing our ownership in LWAMSA and LW EMEA to 90% and 100%, respectively. We began consolidating the financial results of LWAMSA and LW EMEA in our consolidated financial statements in the first quarter and fourth quarter of fiscal 2023, respectively.

Factors relating to our domestic and international sales and operations, many of which are outside of our control, have had, and could continue to have, a material adverse impact on our business, financial condition, and results of operations, including:

●	pandemics and other public health crises, such as the flu, which may lead, and in the case of the COVID-19 pandemic, have led, to measures that decrease revenues, disrupt our supply chain or otherwise increase our storage, production or distribution costs and adversely affect our workforce, local suppliers, customers and consumers of our products;
●	foreign exchange rates, foreign currency exchange and transfer restrictions, which may unpredictably and adversely impact our combined operating results, asset and liability balances, and cash flow in our consolidated financial statements, even if their value has not changed in their original currency;
●	our consolidated financial statements are presented in U.S. dollars, and we must translate the assets, liabilities, revenue and expenses into U.S. dollars for external reporting purposes;
●	changes in trade, monetary and fiscal policies of the U.S. and foreign governments, including modification or termination of existing trade agreements or treaties (e.g., the U.S. – Mexico – Canada Agreement), creation of new trade agreements or treaties, trade regulations, and increased or new tariffs, sanctions, quotas, import or export licensing requirements, and other trade barriers imposed by governments. In particular, changes in U.S. trade programs and trade relations with other countries, including the imposition of trade protection measures by foreign countries in favor of their local producers of competing products, such as governmental subsidies, tax benefits, and other measures giving local producers a competitive advantage over Lamb Weston, may adversely affect our business and results of operations in those countries;
●	changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished products into various countries or repatriate cash from outside the United States;
●	negative economic developments in economies around the world and the instability of governments, including the actual or threat of wars, terrorist attacks, epidemics or civil unrest, including the war in Ukraine;
●	earthquakes, tsunamis, droughts, floods or other major disasters that may limit the supply of raw materials that are purchased abroad for use in our international operations or domestically;
●	volatile commodity prices and increased costs of raw and packaging materials, labor, energy and transportation, disruptions in shipping or reduced availability of freight transportation and warehousing, such as the reduced availability of shipping containers that we encountered in fiscal 2022;
●	differing employment practices and labor standards in the international markets in which we operate;
●	differing levels of protection of intellectual property across the international markets in which we operate;
●	difficulties and costs associated with complying with U.S. laws and regulations applicable to entities with overseas operations, including the Foreign Corrupt Practices Act;
●	the threat that our operations or property could be subject to nationalization and expropriation;
●	varying regulatory, tax, judicial and administrative practices in the international markets in which we operate;
●	difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations; and
●	potentially burdensome taxation.

The nature and degree of the various risks we face can differ significantly among our regions and businesses. All of these factors could result in increased costs or decreased revenues and could have an adverse effect on our business, financial condition, and results of operations.

Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy related to the ongoing war in Ukraine.

The global economy has been negatively impacted by the ongoing war in Ukraine. Further, the U.S. and certain foreign governments, including those of the European Union, have imposed financial and economic sanctions on certain industry sectors and parties in Russia. In this regard, in September 2022, LW EMEA completed its previously announced withdrawal from its joint venture that operated a production facility in Russia. Increased trade barriers or restrictions on global trade also could adversely affect our business, financial condition, and results of operations. Although LW EMEA has exited the Russian market and we have no operations in Russia or Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the war in Ukraine on the global economy. The scope and duration of the war in Ukraine is uncertain, rapidly changing and hard to predict. Further escalation of geopolitical tensions related to the military conflict could result in cyberattacks, supply disruptions, plant closures and an inability to obtain key supplies and materials, as well as adversely affect our business and our supply chain, our international subsidiaries and joint ventures, business partners or customers in the broader region, including our European growing regions for potatoes. We operate processing facilities in Europe, including Austria, the Netherlands and the United Kingdom. In many instances, these sites depend on the availability of natural gas for use in the production of products, which may originate from Russia. Destabilizing effects that the military conflict may pose for the European continent or the global oil and natural gas markets could adversely impact our ability to operate these facilities. In addition, the effects of the military conflict could heighten many of our other risks described in this Form 10-K.

Changes in our relationships with significant customers could adversely affect us.

We maintain a diverse customer base across our reporting segments. Customers include global, national and regional quick service and fast casual restaurants as well as small, independently operated restaurants, multinational, broadline foodservice distributors, regional foodservice distributors, and major food retailers. Some of these customers independently represent a meaningful portion of our sales. In addition, we depend on foodservice distributors to help us create end-customer demand, provide technical support and other value-added services to customers, fill customer orders, and stock our products. A material change in our relationship with one or more of these distributors or their failure to perform as expected could reduce our revenue. The foodservice distributors also sell products that compete with our products, and we sometimes need to reduce prices or provide rebates and other incentives to focus them on the sale of our products.

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

To serve our customers globally, we rely in part on our international joint venture and operations, but also on exports from the U.S. During fiscal 2023, 2022, and 2021, export sales from the U.S. accounted for approximately 11%, 12% and 13%, respectively, of our total net sales. Circumstances beyond our control, such as a labor dispute at a port, or workforce disruption, including those due to pandemics such as the COVID-19 pandemic or other contagious outbreaks, could prevent us from exporting our products in sufficient quantities to meet customer opportunities. During the latter half of fiscal 2022, limited shipping container availability along the U.S. West Coast and disruptions to ocean freight networks across the Pacific Ocean resulted in lower export volumes in our Global segment. We have access to production outside of the U.S. through our facilities in Australia, Austria, Canada, China, the Netherlands, the United Kingdom, and a joint venture in Argentina, but we may be unsuccessful in mitigating any future disruption to export mechanisms. If this occurs, we may be unable to adequately supply all our existing customers’ needs and new customer opportunities, which could adversely affect our business, financial condition, and results of operations.

Our operations are dependent on a wide array of third parties.

The success of our end-to-end supply chain relies on the continued performance of a wide array of third parties. Suppliers, co-packers, third-party outsourcers, warehousing partners, and transportation providers are among our critical partners. Although we take steps to qualify and audit third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as operational failures, labor issues, heightened inflation, recession, financial and credit market disruptions, or other economic conditions, cybersecurity events, global geopolitical conflict, such as the war in Ukraine, pandemics or other health issues, such as COVID-19, or other issues could impact our third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations (e.g., through cyber activity), or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue, which could also impact our relationships with customers and our brand image.

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

Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social, and environmental standards for our operations and activities, including the health, safety, and security of our employees; our research and development efforts; our environmental impact, including use of agricultural materials, packaging, energy use, and waste management, and the failure to achieve any stated goals with respect to such matters; our failure to comply with local laws and regulations; our failure to maintain an effective system of internal controls; or our failure to provide accurate and timely financial information. Moreover, the growing use of social and digital media by consumers and other stakeholders has greatly increased the speed and extent that information or misinformation and opinions can be shared. Damage to our reputation or loss of customer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.

If we are unable to execute on large capital projects, our business, financial condition, and results of operations could be materially and adversely affected.

Demand for frozen potato products is growing, and we believe that this demand will continue to grow over the long-term. To support our customers’ growth, we believe we must invest in our production capabilities either through capital expansion or acquisitions. In 2021 and 2022, we announced capital investments in new french fry processing lines in American Falls, Idaho, and new french fry processing facilities in Argentina, China, and the Netherlands. If we are

unable to complete these or other large capital projects, or encounter unexpected delays, higher costs or other challenges, including those related to supply chain disruptions and availability of necessary labor, materials, and equipment, our business, financial condition, and results of operations could be materially and adversely affected.

Our results may be adversely affected by our inability to complete or realize the projected benefits of acquisitions, divestitures and other strategic transactions.

Our ability to meet our objectives with respect to acquisitions and other strategic transactions may depend in part on our ability to identify suitable counterparties, negotiate favorable financial and other contractual terms, obtain all necessary regulatory approvals on the terms expected and complete those transactions. Potential risks also include:

●	the inability to integrate acquired businesses into our existing operations in a timely and cost-efficient manner, including our recent acquisition of the remaining equity interests in LW EMEA;
●	diversion of management's attention from other business concerns;
●	potential loss of key employees, suppliers and/or customers of acquired businesses;
●	assumption of unknown risks and liabilities;
●	the inability to achieve anticipated benefits, including revenues or other operating results;
●	operating costs of acquired businesses may be greater than expected;
●	difficulties integrating personnel and financial and other systems;
●	inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets, which would reduce future reported earnings;
●	indemnities and potential disputes with the sellers; and
●	the inability to promptly implement an effective control environment.

If we are unable to complete or realize the projected benefits of recent or future acquisitions, including our acquisition of LW EMEA, divestitures or other strategic transactions, our business or financial results may be adversely impacted.

Industry Risks

Our business is affected by potato crop performance.

Our primary input is potatoes and every year, we must procure potatoes that meet the quality standards for processing into value-added products. Environmental and climate conditions, such as soil quality, moisture, and temperature, affect the yield and quality of the potato crop on a year-to-year basis. As a result, we source potatoes from specific regions of the U.S. and specific countries abroad, including Argentina, Australia, Austria, Belgium, Canada, China, France, Germany, the Netherlands, and the United Kingdom, where we believe the optimal potato growing conditions exist. However, severe weather conditions, including protracted periods of extreme heat or cold, during the planting and growing season in these regions can significantly affect potato crop performance, such as the extreme heat in the Pacific Northwest in the summer of 2021 and the drought in Europe during fiscal 2019, both of which resulted in poor crop and significantly limited supply. Further, because of the poor quality of the crop in the Pacific Northwest that was harvested in fall 2021, we encountered lower raw potato utilization rates in our production facilities during the second half of fiscal 2022 and early fiscal 2023, which increased our production costs. On the other hand, too much water, such as in times of prolonged heavy rainfalls or flooding, can promote harmful crop conditions like mildew growth and increase risks of diseases, as well as affect our ability to harvest the potatoes. Potatoes are also susceptible to pest diseases and insects that can cause crop failure, decreased yields, and negatively affect the physical appearance of the potatoes. We have deep experience in agronomy and actively work to monitor the potato crop. However, if a weather or pest-related event occurs in a particular crop year, and our agronomic programs are insufficient to mitigate the impacts thereof, we may have insufficient potatoes to meet our existing customers’ needs and new customer opportunities, or we may experience manufacturing inefficiencies and higher costs, and our competitiveness and profitability could decrease. Alternatively, overly favorable growing conditions can lead to high per acre yields and over-supply. An increased supply of potatoes could lead to overproduction of finished goods and associated increased storage costs or destruction of unused potatoes at a loss.

Our business relies on a potato crop that has a concentrated growing region.

Ideal growing conditions for the potatoes necessary for our value-added products (e.g., french fries) are concentrated in a few geographic regions globally. In the U.S., most of the potato crop used in value-added products is grown in Washington, Idaho, and Oregon. European growing regions for the necessary potatoes are concentrated in Austria, Belgium, Germany, France, the Netherlands, and the United Kingdom. Recent agronomic developments have opened new growing regions, but the capital-intensive nature of our industry’s production processes has kept production highly concentrated in the historical growing regions noted above. Unfavorable crop conditions in any one region could lead to significant demand on the other regions for production, which occurred in connection with the drought in Europe during fiscal 2019. Our inability to mitigate any such conditions by leveraging our production capabilities in other regions could negatively impact our ability to meet existing customers’ needs and new customer opportunities and could decrease our profitability. See also “- Legal and Regulatory Risks - Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations,” in this Item 1A. Risk Factors below.

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

In recent years, market demand for value-added frozen potato products has exceeded industry capacity to produce these products. As additional industry capacity comes online, or market demand otherwise decreases, including as a result of inflation or pandemics such as the COVID-19 pandemic or other contagious outbreaks, we may face competitive pressures that would restrict our ability to increase or maintain prices, or we may lose market share. For example, during fiscal 2021, we faced increased pricing pressure for private label products due to excess production capacity in Europe that resulted from decreased demand following government-imposed COVID-related social restrictions, which caused us to lose some private label volume. Our profits would decrease as a result of a reduction in prices or sales volume.

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

In addition, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our customers and consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer private label products, which are typically sold at lower prices, then we could lose market share or sales volumes or shift our product mix to lower margin offerings. During an economic downturn, factors such as increased unemployment, decreases in disposable income, inflation, and declines in consumer confidence could cause a decrease in demand for our overall product offerings, particularly higher priced products, which could materially and adversely affect our business, financial condition, and results of operations. Distributors, restaurants, and retailers may also become more conservative in response to these conditions and seek to reduce their inventories. A change in consumer preferences could also cause us to increase capital, marketing, and other expenditures, which could materially and adversely affect our business, financial condition, and results of operations.

Financial and Economic Risks

Our substantial debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.

We have incurred substantial indebtedness. As of May 28, 2023, we had approximately $3.5 billion of debt, including current portion, and short-term borrowings, recorded on our Consolidated Balance Sheet. Our level of debt could have important consequences. For example, it could:

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

The credit agreements governing our term loans and revolving credit facilities and the indentures governing our senior notes contain covenants that, among other things, limit our ability to:

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

We face risks related to heightened inflation, recession, financial and credit market disruptions, and other economic conditions.

Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility, or other negative economic factors in the U.S. or other countries. For example, the U.S. experienced significantly heightened inflationary pressures in 2022, which have continued into 2023. In addition, if the U.S. economy enters a recession in fiscal 2024, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our business, financial condition, and results of operations.

Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers, and creditors and might cause us to not be able to continue to have access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. In addition, disruptions in financial and/or credit markets could result in some of our customers experiencing a significant decline in profits and/or reduced liquidity. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. A significant adverse change in the financial and/or credit position of a supplier or co-packer could result in an interruption of supply. This could have a material adverse effect on our business, financial condition, results of operations, and liquidity. A disruption in the financial markets may also have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties to our derivative contracts. In addition, changes in tax or interest rates in the U.S. or other countries, whether due to recession, economic disruptions, or other reasons, may adversely impact us.

Technology Risks

We are significantly dependent on information technology, and we may be unable to protect our information systems against service interruption, misappropriation of data, or breaches of security.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend upon our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, third-party manufacturers and suppliers. The importance of such networks and systems has increased due to our adoption of flexible work-from-home policies for some of our functional support areas, which in turn has heightened our vulnerability to cyberattacks or other disruptions. Despite careful security and controls design, implementation and updating, monitoring and routine testing, independent third-party verification, and annual training of employees on information security and data protection, our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to, among other things, damage, invasions, disruptions, or shutdowns due to any number of causes such as catastrophic events, natural disasters, infectious disease outbreaks and other public health crises, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, ransomware and malware, hackers, employee error or malfeasance, potential failures in the incorporation of artificial intelligence, and other causes. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach to our systems. However, third parties, including our partners and vendors, could also be a source of security risk to us, or cause disruptions to our normal operations, in the event of a breach of their own products, components, networks, security systems, and infrastructure. For example, in December 2021, our third-party service provider for our workforce management software, the Ultimate Kronos Group (“Kronos”), experienced a ransomware attack that resulted in Kronos temporarily decommissioning the functionality of certain of its cloud software, requiring us to find and implement other procedures to continue our payroll processes, which was time consuming and burdensome but did not have a material adverse impact on our business. In addition, in April 2023, Americold Realty Trust, Inc. (“Americold”), a third-party finished goods storage provider, suffered a cyber incident that impacted its operations and resulted in considerable delays in the delivery of our products to our customers and interrupted other key business processes. While the incident impacted our business and we were unable to ship to certain customers for a short period of time, it did not have a material adverse impact on our business.

As evidenced by the attacks on Kronos and Americold, cyber threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. Further, continued geopolitical turmoil, including the ongoing war in Ukraine, has heightened the risk of cyberattacks. Sophisticated cybersecurity threats, including potential cyberattacks from Russia targeted against the U.S., pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems, including cloud-based platforms. In addition, new technology, such as artificial intelligence, that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and associated automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business, financial condition, and results of operations. Further, in the event our suppliers or customers experience a breach or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business and financial results.

In addition, if we are unable to prevent security breaches or unauthorized disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs, fines, or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, or suppliers. Misuse, leakage, or falsification of information could result in violations of data privacy laws and regulations, potentially significant fines and penalties, damage to our reputation and credibility, loss of strategic opportunities, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net sales. In addition, we may face business interruptions, litigation, and financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, or to our suppliers or customers, and may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. While we maintain a cyber insurance policy that provides coverage for security incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. There is no assurance that the measures we have taken to protect our information systems will prevent or limit the impact of a future cyber incident.

Problems with the transition, design, or implementation of our new ERP system could interfere with our business and operations and adversely affect our financial condition.

We are in the process of building a new ERP system to replace our existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. Due to the uncertainty caused by COVID-19, we paused ERP work in fiscal 2021, after completing the first phase of implementation. We have resumed designing the next phase of our ERP implementation of central functions in North America and are in the test stage. We expect to begin implementing this next phase in fiscal 2024. We have experienced, and may continue to experience, difficulties as we transition to new upgraded systems and business processes. These difficulties have or may include loss of data; difficulty in making payments to third-parties; difficulty in completing financial reporting and filing reports with the SEC in a timely manner; or challenges in otherwise running our business. We may also experience decreases in productivity as our personnel implement and become familiar with new systems and processes. Any disruptions, delays, or deficiencies in the transition, design, and implementation of a new ERP system, particularly any disruptions, delays, or deficiencies that impact our operations, could have a material adverse effect on our business, financial condition, and results of operations. Even if we do not encounter adverse effects, the transition, design, and implementation of a new ERP system, may be much more costly than we anticipated.

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

Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the FDA and other national, state and local government agencies. The Food, Drug & Cosmetic Act, the Food Safety Modernization Act, other laws and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior, meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, and results of operations.

New regulations imposed by the FDA or EFSA around acrylamide formation in potato products could adversely affect us.

The regulation of food products, both within the U.S. and internationally, continues to be a focus for governmental scrutiny. The presence and/or formation of acrylamide in potato products cooked at high temperatures has become a global regulatory issue as both the FDA and the European Food Safety Authority (‘‘EFSA’’) have issued guidance to the food processing industry to work to reduce conditions that favor the formation of this naturally occurring compound. Acrylamide formation is the result of heat processing reactions that give ‘‘browned foods’’ their desirable flavor. Acrylamide formation occurs in many food types in the human diet, including but not limited to breads, toast, cookies, coffee, crackers, potatoes, and olives. The regulatory approach to acrylamide has generally been to encourage the industry to achieve as low as reasonably achievable content levels through process control (e.g., temperature) and material testing (e.g., low sugar and low asparagine). However, limits for acrylamide exposure have been established in the State of California, and point of sale consumer warnings are required if products exceed those limits. In addition, the EFSA has promulgated regulations establishing specific mitigation measures, sampling, and analysis procedures and benchmark levels for acrylamide in certain food products. If the global regulatory approach to acrylamide becomes more stringent and additional legal limits are established, our manufacturing costs could increase. In addition, if consumer perception regarding the safety of our products is negatively impacted due to regulation, sales of our products could decrease.

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

The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases, as well as more stringent regulation of water rights. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions, improve our energy efficiency, and reduce and reuse water, we may be subject to curtailment or reduced access to resources or experience significant increases in our costs of operation and delivery. In particular, a new regulation in the Netherlands intended to reduce emissions of nitrogen oxide and ammonia mandates the harvest of potatoes grown on sandy soil by October 1, 2023, which is earlier than previous harvests and is expected to reduce potato capacity in the region. As a result, we may experience reduced potato availability and higher costs. In addition, increasing regulation of utility providers, fuel emissions, or fuel suppliers could substantially increase the distribution and supply chain costs of our products. Further, we may experience significant increases in our compliance costs, capital expenditures, and other financial obligations to adapt our business and operations to meet new regulations and standards.

Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. Also, consumers and customers may place an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence, and reporting. In addition, we might fail to effectively address increased attention from the media, stockholders, activists, and other stakeholders on climate change and related environmental sustainability matters. From time to time, we establish and publicly announce goals and commitments, including those related to reducing our impact on the environment. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory requirements, the pace of scientific and technological developments, and the availability of suppliers that can meet our standards. We may be required to expend significant resources to meet these goals and commitments, which could significantly increase our operational costs. There can be no assurance of the extent to which any of our goals or commitments will be achieved, or that any future investments we make in furtherance of achieving these goals will meet customer or investor expectations. Any delay or failure to achieve our goals with respect to reducing our impact on the environment or perception of a delay or failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, which could damage our reputation, as well as expose us to enforcement actions and litigation. See also “Industry Risks – Our business is affected by potato crop performance,” in this Item 1A. Risk Factors above.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property. Our failure to timely obtain or adequately protect our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results. We also license certain intellectual property, most notably Grown in Idaho and Alexia, from third parties. To the extent that we are not able to contract with these third parties on favorable terms or maintain our relationships with these third parties, our rights to use certain intellectual property could be impacted.

Competing intellectual property claims that impact our brands or products may arise unexpectedly. Any litigation or disputes regarding intellectual property may be costly and time-consuming and may divert the attention of our management and key personnel from our business operations. We also may be subject to significant damages or injunctions against development, launch, and sale of certain products. Any of these occurrences may harm our business and financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Eagle, Idaho. The following table sets forth our principal production and processing facilities as of May 28, 2023:

Location	Type of Facility and Number	Owned/ Leased
Domestic:
American Falls, ID	Production Facility and Cold Storage	Owned (1)
Boardman, OR	Production Facility (2), Production Facility and Cold Storage	Owned (3)
Connell, WA	Production Facility, Cold Storage	Owned (1), Leased (1)
Delhi, LA	Production Facility, Cold Storage, Farm	Owned (1), Leased (2)
Hermiston, OR	Production Facility	Owned (1)
Park Rapids, MN (a)	Production Facility and Cold Storage	Owned (1)
Pasco, WA	Production Facility (2)	Owned (2)
Paterson, WA	Production Facility, Farm (4)	Owned (2), Leased (3)
Quincy, WA	Production Facility	Owned (1)
Richland, WA	Production Facility, Innovation Center	Owned (2)
Twin Falls, ID	Production Facility	Owned (1)
Warden, WA	Production Facility	Owned (1)

International:
Bergen-op-Zoom, The Netherlands	Production Facility	Owned (1)
Broekhuizenvorst, The Netherlands	Production Facility	Owned (1)
Buenos Aires, Argentina	Production Facility	Owned (1)
Hallam, Australia	Production Facility and Cold Storage (2)	Leased (2)
Hollabrunn, Austria (b)	Production Facility	Owned (1)
Kruiningen, The Netherlands	Production Facility	Owned (1)
Oosterbierum, The Netherlands	Production Facility	Owned (1)
Shangdu, China	Production Facility	Owned (1)
Taber, Canada	Production Facility and Cold Storage	Owned (1)
Wisbech, The United Kingdom	Production Facility	Owned (1)
(a)	We own a 50 percent interest in this facility through our Lamb Weston RDO joint venture.

(b)	LW EMEA owns a 75 percent interest in a joint venture in Austria. This joint venture’s financial results are consolidated in our financial statements.

We use our farms as a source of raw materials, to better understand the costs of growing potatoes, and to deploy agronomic research. Our facilities vary in age and condition, and each of them has an active maintenance program to ensure a safe operating environment and to keep the facilities in good condition. We believe all our buildings are in satisfactory operating condition to conduct our business as intended. We also own and lease general office/support facilities in the regions in which we operate, including Argentina, Australia, Austria, Canada, China, Mexico, Japan, Singapore, the Netherlands, the United Kingdom and the U.S.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol “LW.” At July 17, 2023, there were 10,490 holders of record of our common stock. The majority of holders of Lamb Weston common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Purchases of Equity Securities by the Issuer

The following table presents information related to total shares purchased during the periods presented below:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
February 27, 2023 through March 26, 2023	1	$101.98	—	$228.4
March 27, 2023 through April 23, 2023	27,496	$109.07	27,496	$225.4
April 24, 2023 through May 28, 2023	13,035	$110.01	13,035	$223.9
Total	40,532
(a)	Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $109.37 per share, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	On December 20, 2018, we announced that our Board of Directors had authorized a $250.0 million share repurchase program with no expiration date. On December 17, 2021, we announced that our Board of Directors had authorized the repurchase of an additional $250.0 million of our common stock under this program, bringing the total amount authorized under the program to $500.0 million of our common stock. Repurchases under the program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or through privately negotiated transactions.

Performance Graph

The following graph and table compare the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 400 Packaged Foods Index, which we consider to be our peer group, and the S&P 500 Packaged Foods Index for the five years ended May 26, 2023 (the last trading day of our fiscal year). The graph and table assume that $100 was invested in our common stock, the S&P 500 Index, the S&P 400 Packaged Foods Index, and the S&P 500 Packaged Foods Index on May 25, 2018, and that all dividends were reinvested. The cumulative total return shown below are based on the last trading day in Lamb Weston’s fiscal year.

Comparison of Cumulative Total Return since May 25, 2018
$200
$180
$160
$140
$120
$100
$80
5/25/2018
5/24/2019
5/29/2020
5/28/2021
5/27/2022
5/26/2023
Lamb Weston
S&P 500 Index
S&P 400 Packaged Foods Index
S&P 500 Packaged Foods Index

	May 25,	May 24,	May 29,	May 28,	May 27,	May 26,
	2018	2019	2020	2021	2022	2023
Lamb Weston	$100	$96	$94	$131	$109	$178
S&P 500 Index	$100	$106	$116	$163	$164	$169
S&P 400 Packaged Foods Index	$100	$125	$119	$140	$134	$138
S&P 500 Packaged Foods Index	$100	$111	$119	$141	$148	$164

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our results of operations and financial condition, which we refer to in this filing as “MD&A,” should be read in conjunction with the audited financial statements and the notes thereto. Discussions of fiscal 2021 items and fiscal year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 29, 2022, which we filed with the SEC on July 27, 2022. Results for the fiscal year ended May 28, 2023 are not necessarily indicative of results that may be attained in the future.

Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (including product contribution margin on a consolidated basis, Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA including unconsolidated joint ventures, Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted earnings per share (“EPS”)) that is prepared using non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of product contribution margin, Adjusted EBITDA, Adjusted EBITDA including unconsolidated joint ventures, Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, gross profit, income from operations, net income, or diluted EPS, as applicable.

Acquisitions of Joint Venture Interests

In February 2023, we completed the acquisition of the remaining 50 percent equity interest in Lamb-Weston/Meijer v.o.f. (“LW EMEA”), and in July 2022, we acquired an additional 40 percent interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”). With the completion of the transactions, we own 100 percent and 90 percent of the equity interests in LW EMEA and LWAMSA (the “Acquisitions”), respectively. We acquired the remaining interest in LW EMEA (the “LW EMEA Acquisition”) for consideration consisting of €531.6 million ($564.0 million) in cash, which excludes settlement of pre-existing relationships and cash held by LW EMEA, and 1,952,421 shares of our common stock. We used $42.3 million of cash to acquire the additional equity interest in LWAMSA. We began consolidating LW EMEA’s and LWAMSA’s results in our consolidated financial statements following the respective acquisitions. The results are included in our Global segment. We discuss the Acquisitions in more detail in Note 3, Acquisitions, in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Changes in our fiscal 2023 financial results compared to fiscal 2022 were primarily driven by the consolidation of the financial results of LW EMEA in fiscal 2023.

Overview

Lamb Weston is a leading global producer, distributor, and marketer of value-added frozen potato products. We are the number one supplier of value-added frozen potato products in North America and are a leading supplier of value-added frozen potato products internationally, with a strong and growing presence in high-growth emerging markets. We offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent most of our value-added frozen potato product portfolio.

During fiscal 2023, we operated our business in four reportable segments: Global, Foodservice, Retail, and Other. We report net sales and product contribution margin by segment and on a consolidated basis. Product contribution margin, when presented on a consolidated basis, is a non-GAAP financial measure. Product contribution margin represents net sales less cost of sales and advertising and promotion (“A&P”) expenses. Product contribution margin includes A&P expenses because those expenses are directly associated with the performance of our segments. Net sales and product contribution margin are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. For additional information on our reportable segments and product contribution margin, see “Non-GAAP Financial Measures” below and Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Effective May 29, 2023, in connection with our recent acquisitions and to align with our expanded global footprint, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as two business segments based on management’s change to the way it monitors performance, aligns strategies, and allocates resources. This resulted in a change from four reportable segments to two (North America and International), effective the beginning of fiscal 2024. All summary financial information on a prospective basis will be presented under the new reportable segments beginning with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending August 27, 2023.

Executive Summary

The following highlights our financial results for fiscal 2023. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.

In fiscal 2023, we delivered record net sales and earnings through a combination of improved pricing and supply chain productivity savings, while we continued to operate in a significant input cost inflation environment. Our net sales growth was driven primarily by pricing actions across each of our core business segments, as well as incremental sales attributable to the acquisitions of additional equity interests in LW EMEA and LWAMSA. Sales volume declined, largely reflecting our efforts to strategically manage customer and product mix by exiting certain lower-priced and lower-margin business. To a lesser extent, sales volumes towards the end of fiscal 2023 were also negatively affected by softening traffic in casual dining and full-service restaurant channels (which largely impacted our Foodservice segment), certain international customers reverting to pre-Covid inventory practices (impacted our Global segment), and certain customers in select U.S. retail channels temporarily lowering prices to reduce private label inventories (impacted our Retail segment). Outside of North America, frozen potato demand varied, although restaurant traffic trends in our key markets, including Europe, generally softened as customers and consumers both faced similar or more severe macroeconomic environments, including persistent inflation and rising interest rates, than in the U.S.

Gross profit in fiscal 2023 increased as favorable price/mix more than offset higher manufacturing costs on a per pound basis and the impact of lower sales volumes. Incremental earnings from the consolidation of the financial results of LW EMEA beginning in the fiscal fourth quarter also contributed to the increase. Increased gross profit was partially offset by higher selling, general and administrative (“SG&A”) expenses, resulting in the increase in income from operations. Higher income from operations drove the increase in net income and diluted EPS.

In fiscal 2023, we generated net cash from operating activities of $761.7 million, up $343.1 million versus the prior year, due to higher earnings, partially offset by increased working capital. We ended fiscal 2023 with $304.8 million of cash and cash equivalents and a $1.0 billion undrawn U.S. revolving credit facility. In addition, we returned $191.1 million to our stockholders, including $146.1 million in cash dividends and $45.0 million of share repurchases.

Outlook

In fiscal 2024, we expect to deliver net sales and earnings growth, and to benefit from incremental sales and earnings during the first three quarters of the fiscal year attributable to the consolidation of the financial results of LW EMEA, as compared to the first three quarters of fiscal 2023. In addition to the incremental sales for the consolidation of LW EMEA, we expect our net sales growth to be largely driven by pricing actions (which may be more modest than fiscal 2023) to counter input cost inflation, and expect sales volumes will be pressured by our continued efforts to strategically manage our customer and product mix by exiting certain lower-priced and lower-margin business. We also anticipate that demand for our products in the near term may be tempered by ongoing softening restaurant traffic trends in the U.S. and other key markets as our customers and consumers both respond to challenging macroeconomic environments.

We expect our earnings growth to be largely driven by sales and gross profit growth, and that the rate of input cost inflation, driven largely by higher potato costs, will, in aggregate, moderate as compared to fiscal 2023 inflation rates. In addition, our expectation of gross profit growth presumes that the yield and quality of the potato crops in our growing regions will be largely consistent with historical averages. We anticipate that the increase in gross profit will be partially offset by higher SG&A, reflecting incremental expense attributable to the consolidation of the financial results of LW EMEA, increased investments to upgrade our information systems and enterprise resource planning (“ERP”) infrastructure, the non-cash amortization of intangible assets associated with the LW EMEA Acquisition as well as prior investments in our ERP infrastructure, and higher compensation and benefits expense due to increased headcount.

We believe in the long-term growth outlook for the frozen potato category and that Lamb Weston is well-positioned to drive sustainable, profitable growth, and to better serve customers around the world as we leverage the commercial and operational benefits of LW EMEA, as well as our previously announced capacity expansion investments in China, the U.S., Argentina, and the Netherlands.

Results of Operations

Fiscal Year Ended May 28, 2023 Compared to Fiscal Year Ended May 29, 2022

Net Sales, Gross Profit, and Product Contribution Margin

	Year Ended
	May 28,	May 29,	%
(in millions, except percentages)	2023	2022	Increase (Decrease)
Segment net sales
Global	$2,934.4	$2,064.2	42%
Foodservice	1,489.1	1,318.2	13%
Retail	797.7	594.6	34%
Other	129.4	121.9	6%
	$5,350.6	$4,098.9	31%

Segment product contribution margin
Global	$595.5	$252.2	136%
Foodservice	551.0	449.3	23%
Retail	280.1	109.4	156%
Other	(28.9)	2.2	(1,414%)
	1,397.7	813.1	72%
Add: Advertising and promotion expenses	34.4	18.9	82%
Gross profit	$1,432.1	$832.0	72%

Net Sales

Lamb Weston’s net sales for fiscal 2023 increased $1,251.7 million, or 31%, to $5,350.6 million, and included $421.0 million of incremental sales attributable to the consolidation of the financial results of LW EMEA and LWAMSA beginning in our fiscal fourth and first quarters, respectively. Net sales, excluding the incremental sales attributable to the Acquisitions, increased 20% versus the prior year. Price/mix increased 26%, reflecting the benefit of pricing actions across each of our core business segments to counter input and manufacturing cost inflation. Volume declined 6%, largely reflecting our efforts to exit certain lower-priced and lower-margin business as we continued to strategically manage customer and product mix, as well as softer demand due to a slowdown in casual and full-service restaurant traffic. To a lesser extent, in late fiscal 2023, inventory destocking by certain customers in international markets as well as in select U.S. retail channels contributed to the volume decline.

Global net sales increased $870.2 million, or 42%, to $2,934.4 million, and included $421.0 million of incremental sales attributable to the consolidation of the financial results of LW EMEA and LWAMSA. Net sales, excluding the incremental sales attributable to the Acquisitions, grew 22%. The benefit of domestic and international pricing actions to counter multi-year inflationary pressures, as well as favorable mix, drove a 27% increase in price/mix. Volume declined 5%, largely reflecting our efforts to exit certain lower-priced and lower-margin business in international and domestic markets, and to a lesser extent, lower shipments in response to inventory destocking by certain customers in international markets late in fiscal 2023.

Foodservice net sales increased $170.9 million, or 13%, to $1,489.1 million, with price/mix up 22% and volume down 9%. The carryover benefits of pricing actions taken in the prior year, as well as actions taken in fiscal 2023, to counter inflationary pressures drove the increase in price/mix. The impact of our efforts to exit certain lower-priced and lower-margin business and a slowdown in casual dining and other full-service restaurant traffic drove the volume decline.

Retail net sales increased $203.1 million, or 34%, to $797.7 million. The carryover benefits of pricing actions taken in the prior year, as well as actions taken in fiscal 2023, across the branded and private label portfolios to counter inflationary pressures drove a 38% increase in price/mix. Volume fell 4%, largely driven by our efforts to exit certain low-margin, private label business, and to a lesser extent, the impact of certain customers in select retail channels taking actions to reduce private label inventories late in fiscal 2023.

Other net sales increased $7.5 million, or 6%, to $129.4 million, reflecting the benefit of pricing actions and volume growth in our vegetable business.

Gross Profit and Product Contribution Margin

Gross profit in fiscal 2023 increased $600.1 million, or 72%, to $1,432.1 million, and included $45.7 million ($33.9 million after-tax, or $0.23 per share) of costs impacting comparability in the fiscal fourth quarter, which included the sale of inventory stepped-up in the LW EMEA Acquisition and unrealized loss related to mark-to-market adjustments associated with natural gas and electricity hedging contracts at LW EMEA as the market experienced significant volatility.

Excluding these items, gross profit increased $645.8 million, or 78%, to $1,477.8 million driven primarily by the benefits from pricing actions more than offsetting the impacts of higher costs on a per pound basis and lower volumes. Incremental earnings from the consolidation of the financial results of LW EMEA beginning in the fiscal fourth quarter also contributed to the increase. The higher costs per pound primarily reflected double-digit cost inflation for key inputs, including: raw potatoes, edible oils, ingredients such as grains and starches used in product coatings, labor, and energy. The increase in gross profit was partially offset by a $29.0 million change in unrealized mark-to-market adjustments associated with commodity hedging contracts, reflecting a $38.5 million loss in the current year, compared with a $9.5 million loss related to these items in the prior year.

Lamb Weston’s overall product contribution margin in fiscal 2023 increased $584.6 million, or 72%, to $1,397.7 million. The increase was driven by higher gross profit (as described above), partially offset by a $15.5 million increase in advertising and promotion (“A&P”) expenses.

Global product contribution margin increased $343.3 million, or 136%, to $595.5 million, and included $27.0 million ($20.0 million after-tax, or $0.14 per share) of costs associated with the sale of inventory stepped-up in the LW EMEA Acquisition. Excluding this item, product contribution margin increased $370.3 million, or 147%, to $622.5 million. Pricing actions, incremental earnings from the consolidation of the financial results of LW EMEA, and favorable mix drove the increase, which was partially offset by higher costs per pound. Global cost of sales was $2,328.1 million, up 29%, primarily due to higher manufacturing costs.

Foodservice product contribution margin increased $101.7 million, or 23%, to $551.0 million. Pricing actions drove the increase, which was partially offset by higher costs per pound and the impact of lower sales volumes. Foodservice cost of sales was $930.8 million, up 8%, primarily due to higher manufacturing costs, partially offset by lower sales volumes.

Retail product contribution margin increased $170.7 million, or 156%, to $280.1 million in fiscal 2023. Pricing actions drove the increase, which was partially offset by higher costs per pound and a $7.6 million increase in A&P expenses. Retail cost of sales was $501.9 million, up 5%, primarily due to higher manufacturing costs, partially offset by lower sales volumes.

Other product contribution margin decreased $31.1 million to a loss of $28.9 million in fiscal 2023, as compared to a $2.2 million gain in fiscal 2022. These amounts include a $48.4 million loss related to unrealized mark-to-market adjustments and realized settlements associated with commodity hedging contracts in fiscal 2023, and a $10.4 million loss related to contracts in fiscal 2022. Excluding these mark-to-market adjustments, product contribution margin increased $6.9 million, largely due to higher prices in our vegetable business.

Selling, General and Administrative Expenses

SG&A expenses in fiscal 2023 increased $162.4 million, or 42%, to $550.0 million, and included a net $21.8 million gain ($12.2 million after-tax, or $0.08 per share) related to actions taken to mitigate the effect of changes in currency rates on the purchase price of LW EMEA, net of other acquisition-related costs. Excluding this net gain, SG&A increased $184.2 million to $571.8 million, primarily due to higher compensation and benefits expense, incremental expenses attributable to the consolidation of the financial results of LW EMEA in the fiscal fourth quarter, higher expenses related to improving our information systems and ERP infrastructure, and a $15.5 million increase in A&P expenses.

Interest Expense, Net

Interest expense, net in fiscal 2023 declined $51.8 million to $109.2 million. The decrease reflects a $53.3 million ($40.5 million after-tax, or $0.27 per share) loss on extinguishment of debt associated with the redemption of our previously outstanding senior notes due 2024 and 2026, which occurred in fiscal 2022. Excluding this loss, interest expense, net increased $1.5 million due primarily to additional interest expense associated with debt incurred for the LW EMEA Acquisition. For more information, see Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Income Taxes

Our effective tax rate was 18.2% for fiscal 2023, compared to 26.3% in fiscal 2022. Excluding $34.3 million of net tax expense and a $4.6 million benefit from items impacting comparability in fiscal 2023 and 2022, respectively, our effective tax rate was 21.8% for fiscal 2023 and 21.4% in fiscal 2022. Our effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.

For further information on income taxes, see Note 5, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Equity Method Investment Earnings (Loss)

We conducted meaningful business through unconsolidated joint ventures until we acquired the remaining interest of LW EMEA in February 2023. In fiscal 2023 and 2022, our share of earnings (loss) from our equity method investments was $460.6 million of earnings and a $10.7 million loss, respectively. The fiscal 2023 results include a $425.8 million ($379.5 million after-tax, or $2.62 per share) non-cash gain related to remeasuring our initial 50 percent equity interests in LW EMEA and LWAMSA to fair value. Equity method earnings also includes a $31.1 million unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts, of which $37.8 million ($28.0 million after-tax, or $0.19 per share) related to losses in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility. Equity method investment gains in fiscal 2022 included a $26.5 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts, of which $31.7 million ($23.5 million after-tax, or $0.16 per share) related to gains in natural gas and electricity derivatives. Equity method investment earnings in fiscal 2022 also included a $62.7 million (before and after-tax, or $0.43 per share) non-cash impairment charge to write-off our then-current portion of LW EMEA’s net investment in its former joint venture in Russia.

Excluding these items (non-cash acquisition gains and impairment charge, and mark-to-market adjustments related to natural gas and electricity derivatives) and the other mark-to-market adjustments, earnings from equity method investments increased $52.3 million compared to the prior year, reflecting the benefit of pricing actions, partially offset by higher costs per pound, in both Europe and the U.S.

Fiscal 2023 Compared to Fiscal 2022 Balance Sheet Changes

The changes in our Consolidated Balance Sheet, compared with May 29, 2022, related primarily to the LW EMEA Acquisition and liabilities incurred to fund the LW EMEA Acquisition. We increased our assets approximately $1,896.8 million and our liabilities approximately $449.3 million in total based on the fair values of LW EMEA’s assets and liabilities, respectively, on the acquisition date. In addition, we incurred $450.0 million of new borrowings, which were used to fund a portion of the purchase price for the acquisition and for general corporate purposes, and also issued 1,952,421 million shares of our common stock as additional consideration for the acquisition. For more information about the LW EMEA Acquisition, see Note 3, Acquisitions, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Liquidity and Capital Resources

We ended fiscal 2023 with $304.8 million of cash and cash equivalents and a $1.0 billion undrawn U.S. revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our total cash and availability under our revolving credit facilities, is our primary source of liquidity for funding business requirements. Our funding requirements include capital expenditures for announced manufacturing expansions in China, Idaho, the Netherlands, and Argentina, as well as capital investments to upgrade information systems and ERP infrastructure, working capital requirements, and dividends. We expect capital investments in fiscal 2024 to be approximately $800 million to $900 million, depending on timing of projects and excluding acquisitions, if any. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, supply chain constraints for equipment, and our regulatory compliance requirements. At May 28, 2023, we had commitments for capital expenditures of $623.9 million.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	For the Fiscal Years Ended May
(in millions)	2023	2022
Net cash flows provided by (used for):
Operating activities	$761.7	$418.6
Investing activities	(1,340.9)	(310.5)
Financing activities	340.8	(363.4)
	(238.4)	(255.3)
Effect of exchange rate changes on cash and cash equivalents	18.2	(3.2)
Net decrease in cash and cash equivalents	(220.2)	(258.5)
Cash and cash equivalents, beginning of period	525.0	783.5
Cash and cash equivalents, end of period	$304.8	$525.0

Operating Activities

During fiscal 2023, cash provided by operating activities increased $343.1 million to $761.7 million, compared to $418.6 million for fiscal 2022. The increase related to a $306.8 million increase in net income, adjusted for non-cash income and expenses, in addition to an increase of $36.3 million of cash provided by favorable changes in working capital. See “Results of Operations” in this MD&A for more information related to the increase in income from operations. Favorable changes in working capital primarily related to an increase in accounts payable due to timing, a decrease in receivables attributable to timing of collection, and an increase in accrued liabilities due to higher compensation and benefits accrued in fiscal 2023, compared with fiscal 2022. These favorable changes were offset by an unfavorable change in higher-cost finished goods inventories, due primarily to increased potato and input cost inflation.

Investing Activities

Investing activities used $1,340.9 million of cash in fiscal 2023, compared with $310.5 million in fiscal 2022. The increase primarily relates to our investments in our chopped and formed capacity expansion and construction of our french fry processing line in Idaho and our greenfield french fry processing facility in China, and investments to upgrade our information systems and ERP infrastructure. In addition, in fiscal 2023, we used $610.4 million to purchase the remaining equity interest in LW EMEA and an additional 40 percent equity interest in LWAMSA.

Financing Activities

During fiscal 2023, financing activities provided net proceeds of $340.8 million, compared with $363.4 million used in during fiscal 2022. During fiscal 2023, financing activities included $529.5 million of proceeds from debt issuances including a new $450.0 million term loan facility to fund a portion of the LW EMEA Acquisition and $79.5 million of borrowings on other credit facilities. We also had proceeds of $41.4 million from short-term borrowings on other facilities. These activities were partially offset by the payment of $146.1 million of cash dividends to common stockholders and $32.6 million of debt and financing obligation repayments. In addition, we used $51.6 million of cash to repurchase 569,698 shares of our common stock at an average price of $78.99 per share and withheld 83,974 shares from employees to cover income and payroll taxes on equity awards that vested during the year. As of May 28, 2023, $223.9 million remained authorized for repurchase under our share repurchase program.

During fiscal 2022, financing activities primarily related to issuing U.S. dollar-denominated senior notes and a RMB-denominated loan facility for combined net proceeds of $1,676.1 million, offset by $1,698.1 million of debt and financing obligation repayments, including cash used to redeem our previously outstanding senior notes due 2024 and 2026 (including the payment of a call premium of $39.6 million), and the payment of $138.4 million of cash dividends to common stockholders. In addition, we used $158.4 million of cash to repurchase 2,407,184 shares of our common stock at an average price of $62.59 per share and withheld 118,204 shares from employees to cover income and payroll taxes on equity awards that vested during the year.

For more information about our debt, including among other items, interest rates, maturity dates, and covenants, see Note 8, Debt and Financing Obligations, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. At May 28, 2023, we were in compliance with all covenants contained in our credit agreements.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements, potato supply agreements, and unconditional purchase obligations. The unconditional purchase obligation arrangements are entered into in the normal course of business to ensure adequate levels of sourced product are available.

A summary of our material cash requirements for our known contractual obligations as of May 28, 2023 are as follows:

(in millions)	Total	Payable within 12 Months
Short-term borrowings and long-term debt, including current portion (a)	$3,479.8	$214.4
Interest on long-term debt (b)	960.3	169.3
Leases (a)	200.5	34.8
Purchase obligations and capital commitments (a)	1,233.9	717.1
Total	$5,874.5	$1,135.6
(a)	See the below Notes to the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information.

●	Short-term borrowings and long-term debt, including current portion. See Note 8, Debt and Financing Obligations, for more information on debt payments and the timing of expected future payments.

●	Leases. See Note 9, Leases, for more information on our operating and finance lease obligations and timing of expected future payments.
●	Purchase obligations and capital commitments. See Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, for more information on our purchase obligations and the timing of future payments and capital commitments in connection with the expansion and replacement of existing facilities and equipment.

(b)	Amounts represent estimated future interest payments assuming our long-term debt is held to maturity and using interest rates in effect as of May 28, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of May 28, 2023 that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Acquisitions

From time to time, we may enter into business combinations. In July 2022 and February 2023, we acquired an additional 40 percent interest in LWAMSA and the remaining equity interest in LW EMEA, respectively. With the completion of the Acquisitions, we own 90 percent and 100 percent of the equity interests in LWAMSA and LW EMEA, respectively. We recorded the assets acquired and the liabilities assumed at their estimated acquisition date fair values with the excess purchase price recorded as goodwill. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values (fair value is determined using the income approach, cost approach and/or market approach) of inventory, property, plant and equipment, identifiable intangible assets, deferred tax asset valuation allowances, and liabilities related to uncertain tax positions, among others. Additionally, for acquisitions of previously held equity interests, we remeasure the previously held equity interest to fair value based on consideration at the acquisition date utilizing a market approach based on comparable control premiums within our industry. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

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

The determination of sales incentive and trade promotion costs requires judgment and may change in the future as a result of changes in customer demand for our products, promotion participation, particularly for new programs related to the introduction of new products. Final determination of the total cost of promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. Because of the complexity of some of these trade promotions, the ultimate resolution may result in payments that are different from our estimates. As additional information becomes known, we may change our estimates. At May 28, 2023 and May 29, 2022, we had $86.1 million and $41.2 million, respectively, of accrued trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets. The increase from May 29, 2022 is primarily due to the LW EMEA Acquisition.

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

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Management judgments are required for the following items:

●	Management reviews deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

●	We establish accruals for unrecognized tax benefits when, despite the belief that our tax return positions are fully supported, we believe that an uncertain tax position does not meet the recognition threshold of Accounting Standards Codification (“ASC”) 740, Income Taxes. These contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular matter, we believe that the accruals for unrecognized tax benefits at May 28, 2023, reflect the estimated outcome of known tax contingencies as of such date in accordance with accounting for uncertainty in income taxes under ASC 740.

●	We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences. Remittances of non-U.S. earnings are based on estimates and judgments of projected cash flow needs, as well as the working capital and investment requirements of our non-U.S. and U.S. operations. Material changes in our estimates of cash, working capital, and investment needs in various jurisdictions could require repatriation of indefinitely reinvested non-U.S. earnings, which could be subject to applicable non-U.S. income and withholding taxes. While we believe the judgments and estimates discussed above and made by management are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts. Further information on income taxes is provided in Note 5, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Product contribution margin is one of the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Product contribution margin represents net sales less cost of sales and A&P expenses. Product contribution margin includes A&P expenses because those expenses are directly associated with the performance of our segments. Product contribution margin, when presented on a consolidated basis, is a non-GAAP financial measure. Our management also uses Adjusted Income from Operations, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding certain items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our results. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with the most directly comparable GAAP financial measures and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.

The non-GAAP financial measures provided in this report should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP that are presented in this report. These measures are not substitutes for their comparable GAAP financial measures, such as gross profit, income from operations, net income, diluted earnings per share, or other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way we do.

See “Results of Operations – Fiscal Year Ended May 28, 2023 Compared to Fiscal Year Ended May 29, 2022 – Net Sales, Gross Profit, and Product Contribution Margin” above for a reconciliation of product contribution margin on a consolidated basis to gross profit.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures.

	For the Fiscal Years Ended May
(in millions)	2023	2022
Net income	$1,008.9	$200.9
Equity method investment (earnings) loss	(460.6)	10.7
Interest expense, net	109.2	161.0
Income tax expense	224.6	71.8
Income from operations	882.1	444.4
Depreciation and amortization	218.3	187.3
Items impacting comparability
Acquisition expenses, net (a)	(21.8)	—
LW EMEA derivative losses (gains) (a)	18.7	—
Inventory step-up (a)	27.0	—
Adjusted EBITDA	1,124.3	631.7

Unconsolidated Joint Ventures
Equity method investment earnings (loss)	460.6	(10.7)
Interest expense, income tax expense, and depreciation and
amortization included in equity method investment earnings	29.1	42.0
Items impacting comparability
LW EMEA derivative losses (gains) (b)	37.8	(31.7)
Gain on acquisitions (b)	(425.8)	—
Write-off of net investment in Russia (b)	—	62.7
Add: Adjusted EBITDA from unconsolidated joint ventures	101.7	62.3

Adjusted EBITDA including unconsolidated joint ventures	$1,226.0	$694.0
(a)	Income from operations for fiscal 2023 included a net $21.8 million gain ($12.2 million after-tax, or $0.08 per share) related to actions taken to mitigate the effect of changes in currency rates on the purchase of the remaining equity interest in LW EMEA, net of other acquisition-related costs. Fiscal 2023 also includes an $18.7 million unrealized loss ($13.9 million after-tax, or $0.10 per share) related to mark-to-market adjustments associated with natural gas and electricity hedging contracts at our European operations as the market experienced significant volatility, and a $27.0 million ($20.0 million after-tax, or $0.14 per share) charge related to the step-up and sale of inventory acquired in the LW EMEA Acquisition.

(b)	Equity method investment earnings for fiscal 2023 included $425.8 million ($379.5 million, or $2.62 per share) of non-cash gains related to the remeasurement of our initial equity interests to fair value, including a $410.7 million non-cash gain ($364.4 million after-tax, or $2.52 per share) for LW EMEA and a $15.1 million non-cash gain (before and after-tax, or $0.10 per share) for LWAMSA. These gains were partially offset by a $37.8 million unrealized loss ($28.0 million after-tax, or $0.19 per share), related to mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility. Equity method investments earnings for fiscal 2022 included $31.7 million ($23.5 million after-tax, or $0.16 per share) of unrealized gains related to mark-to-market adjustments associated with changes in natural gas and electricity derivatives. Equity method investment earnings for fiscal 2022 included a non-cash impairment charge of $62.7 million (before and after-tax, or $0.43 per share) related to LW EMEA’s withdrawal from its joint venture in Russia.

The following table reconciles income from operations to Adjusted Income from Operations, net income to Adjusted Net Income, and diluted EPS to Adjusted Diluted EPS:

	For the Fiscal Years Ended May
	2023	2022	2023	2022	2023 (a)	2022 (a)
(in millions, except per share amounts)	Income from Operations		Net Income		Diluted EPS
As reported	$882.1	$444.4	$1,008.9	$200.9	$6.95	$1.38
Items impacting comparability:
LW EMEA acquisition-related items:
Gain on acquisitions (b)	—	—	(364.4)	—	(2.52)	—
Inventory step-up (c)	27.0	—	20.0	—	0.14	—
Acquisition expenses, net (c)	(21.8)	—	(12.2)	—	(0.08)	—
Total LW EMEA acquisition-related items impacting comparability	5.2	—	(356.6)	—	(2.46)	—
Gain on acquisition of interest in LWAMSA (b)	—	—	(15.1)	—	(0.10)	—
Impact of LW EMEA natural gas and electricity derivatives (c)	18.7	—	41.9	(23.5)	0.29	(0.16)
Loss on extinguishment of debt (d)	—	—	—	40.5	—	0.27
Write-off of net investment in Russia (e)	—	—	—	62.7	—	0.43
Total items impacting comparability	23.9	—	(329.8)	79.7	(2.27)	0.54
Adjusted	$906.0	$444.4	$679.1	$280.6	$4.68	$1.92
(a)	Diluted weighted average common shares were 145.2 million and 145.9 million in fiscal 2023 and 2022, respectively.

(b)	See footnote (b) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability.

(c)	See footnote (a) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability.

(d)	The fiscal year ended May 29, 2022, includes a loss on the extinguishment of debt of $53.3 million ($40.5 million after-tax, or $0.27 per share), which consists of a call premium of $39.6 million related to the redemption of our senior notes due 2024 and 2026 and the write-off of $13.7 million of debt issuance costs associated with those notes.

(e)	See footnote (b) to the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA including unconsolidated joint ventures above for a discussion of the item impacting comparability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, changes in currency rates, and interest rates. In the normal course of business, we may periodically enter into derivatives to minimize these risks, but not for trading purposes. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of May 28, 2023 and May 29, 2022. Actual results may differ materially.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. We may use commodity swap or forward purchase contracts, in addition to sourcing from multiple providers, to manage risks associated with market fluctuations in oil and energy prices. Based on our open commodity contract hedge positions as of May 28, 2023, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of $9.0 million ($6.8 million after-tax). Based on our open commodity hedge positions as of May 29, 2022, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $4.5 million ($3.5 million after-tax) and a charge to “Equity method investment earnings” of $6.1 million ($4.6 million after-tax). It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currency Exchange Rate Risk

We are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our operations in foreign countries export to, and compete with imports from other regions. As such, currency movements can have a number of direct and indirect impacts on our financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of exports out of the United States (and the impact on local currency pricing of products that are traded internationally). The currency that has the most impact is the Euro. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10 percent adverse change in exchange rates versus the U.S. dollar would result in losses of $48.8 million ($37.1 million after-tax) and $6.5 million ($5.0 million after-tax) as of May 28, 2023 and May 29, 2022, respectively. The increased hypothetical risk from May 29, 2022 is primarily related to the increase in our non-U.S. assets and liabilities.

Interest Rate Risk

We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. At May 28, 2023, we had $2,170.0 million of fixed-rate and $1,309.8 million of variable-rate debt outstanding. At May 29, 2022, we had $2,170.0 million of fixed-rate and $575.0 million of variable-rate debt outstanding. A one percent increase in interest rates related to variable-rate debt would result in an annual increase in interest expense and a corresponding decrease in income before taxes of $13.3 million annually ($10.3 million after-tax) and $5.8 million annually ($4.5 million after-tax) at May 28, 2023 and May 29, 2022, respectively.

For more information about our debt, see Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lamb Weston Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamb Weston Holdings, Inc. and subsidiaries (the Company) as of May 28, 2023 and May 29, 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 28, 2023, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 28, 2023 and May 29, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended May 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 25, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Acquisition date fair value of the previously held equity interest in Lamb Weston EMEA

As described in Note 3 to the consolidated financial statements, on February 28, 2023, the Company acquired the remaining 50% interest in Lamb Weston EMEA, increasing the Company’s ownership interest to 100%. As a result of the transaction, the Company remeasured its previously held equity interest at the acquisition date fair value of $634.4 million and recognized a gain of $410.7 million, which is included in equity method investment earnings (loss) in the consolidated statement of earnings. The Company determined the estimated fair value of its previously held equity interest using the market approach, which included a control premium assumption.

We identified the evaluation of the acquisition date fair value of the previously held equity interest in Lamb Weston EMEA as a critical audit matter. Specifically, challenging auditor judgment was required to evaluate the control premium used to determine the acquisition date fair value. Additionally, specialized skills and knowledge were required to evaluate the relevance of comparable transactions in a similar industry.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s determination and selection of the control premium. We performed a sensitivity analysis over the control premium assumption to assess the impact of changes to that assumption on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:

• the relevance of comparable transactions, including the industry and time period of the identified transactions

• the control premium by comparing it to relevant publicly available data for comparable transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Seattle, Washington

July 25, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Lamb Weston Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Lamb Weston Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 28, 2023 and May 29, 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 28, 2023, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements), and our report dated July 25, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired the remaining interest in Lamb-Weston/Meijer v.o.f. (Lamb Weston EMEA), its joint venture in Europe, during the year ended May 28, 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 28, 2023, Lamb Weston EMEA’s internal control over financial reporting associated with 30% of total assets and 7% of total net sales included in the consolidated financial statements of the Company as of and for the year ended May 28, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Lamb Weston EMEA.

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

/s/ KPMG LLP

Seattle, Washington

July 25, 2023

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(dollars in millions, except per share amounts)

	For the Fiscal Years Ended May
	2023	2022	2021
Net sales	$5,350.6	$4,098.9	$3,670.9
Cost of sales	3,918.5	3,266.9	2,838.9
Gross profit	1,432.1	832.0	832.0
Selling, general and administrative expenses	550.0	387.6	357.2
Income from operations	882.1	444.4	474.8
Interest expense, net	109.2	161.0	118.3
Income before income taxes and equity method earnings	772.9	283.4	356.5
Income tax expense	224.6	71.8	90.5
Equity method investment earnings (loss)	460.6	(10.7)	51.8
Net income	$1,008.9	$200.9	$317.8
Earnings per share:
Basic	$6.98	$1.38	$2.17
Diluted	$6.95	$1.38	$2.16
Weighted average common shares outstanding:
Basic	144.5	145.5	146.4
Diluted	145.2	145.9	147.1

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions)

	For the Fiscal Years Ended May
	2023			2022			2021
		Tax			Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$1,233.5	$(224.6)	$1,008.9	$272.7	$(71.8)	$200.9	$408.3	$(90.5)	$317.8
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations gain (loss)	3.4	(0.8)	2.6	3.7	(0.8)	2.9	(3.2)	0.7	(2.5)
Unrealized currency translation gains (losses)	(16.6)	2.4	(14.2)	(51.0)	2.1	(48.9)	76.1	(3.8)	72.3
Other	0.5	(0.1)	0.4	1.2	(0.3)	0.9	0.3	(0.1)	0.2
Comprehensive income	$1,220.8	$(223.1)	$997.7	$226.6	$(70.8)	$155.8	$481.5	$(93.7)	$387.8

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	May 28,	May 29,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$304.8	$525.0
Receivables, less allowance for doubtful accounts of $2.6 and $1.1	724.2	447.3
Inventories	932.0	574.4
Prepaid expenses and other current assets	166.2	112.9
Total current assets	2,127.2	1,659.6
Property, plant and equipment, net	2,808.0	1,579.2
Operating lease assets	146.1	119.0
Equity method investments	43.5	257.4
Goodwill	1,040.7	318.0
Intangible assets, net	110.2	33.7
Other assets	244.1	172.9
Total assets	$6,519.8	$4,139.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$158.5	$—
Current portion of long-term debt and financing obligations	55.3	32.2
Accounts payable	636.6	402.6
Accrued liabilities	509.8	264.3
Total current liabilities	1,360.2	699.1
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,248.4	2,695.8
Deferred income taxes	252.1	172.5
Other noncurrent liabilities	247.8	211.9
Total long-term liabilities	3,748.3	3,080.2
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 150,293,511 and 148,045,584 shares issued	150.3	148.0
Treasury stock, at cost, 4,627,828 and 3,974,156 common shares	(314.3)	(264.1)
Additional distributed capital	(558.6)	(813.3)
Retained earnings	2,160.7	1,305.5
Accumulated other comprehensive loss	(26.8)	(15.6)
Total stockholders’ equity	1,411.3	360.5
Total liabilities and stockholders’ equity	$6,519.8	$4,139.8

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions, except share data)

				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders'
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 31, 2020	146,038,893	$147.0	$(68.2)	$(862.9)	$1,064.6	$(40.5)	$240.0
Dividends declared, $0.93 per share	—	—	—	—	(136.2)	—	(136.2)
Common stock issued	646,881	0.6	—	3.5	—	—	4.1
Stock-settled, stock-based compensation expense	—	—	—	20.6	—	—	20.6
Repurchase of common stock and common stock withheld to cover taxes	(493,910)	—	(36.1)	—	—	—	(36.1)
Other	—	—	—	2.0	(1.6)	—	0.4
Comprehensive income	—	—	—	—	317.8	70.0	387.8
Balance at May 30, 2021	146,191,864	$147.6	$(104.3)	$(836.8)	$1,244.6	$29.5	$480.6
Dividends declared, $0.96 per share	—	—	—	—	(139.3)	—	(139.3)
Common stock issued	404,952	0.4	—	1.5	—	—	1.9
Stock-settled, stock-based compensation expense	—	—	—	21.3	—	—	21.3
Repurchase of common stock and common stock withheld to cover taxes	(2,525,388)	—	(159.8)	—	—	—	(159.8)
Other	—	—	—	0.7	(0.7)	—	—
Comprehensive income	—	—	—	—	200.9	(45.1)	155.8
Balance at May 29, 2022	144,071,428	$148.0	$(264.1)	$(813.3)	$1,305.5	$(15.6)	$360.5
Dividends declared, $1.05 per share	—	—	—	—	(151.6)	—	(151.6)
Common stock issued	2,247,927	2.3	—	196.7	—	—	199.0
Stock-settled, stock-based compensation expense	—	—	—	38.5	—	—	38.5
Repurchase of common stock and common stock withheld to cover taxes	(653,672)	—	(50.2)	—	—	—	(50.2)
Other	—	—	—	19.5	(2.1)	—	17.4
Comprehensive income	—	—	—	—	1,008.9	(11.2)	997.7
Balance at May 28, 2023	145,665,683	$150.3	$(314.3)	$(558.6)	$2,160.7	$(26.8)	$1,411.3

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	For the Fiscal Years Ended May
	2023	2022	2021
Cash flows from operating activities
Net income	$1,008.9	$200.9	$317.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	222.8	192.1	187.8
Loss on extinguishment of debt	—	53.3	1.0
Stock-settled, stock-based compensation expense	38.5	21.3	20.6
Gain on acquisition of interests in joint ventures	(425.8)	—	—
Equity method investment earnings in excess of distributions	(35.7)	29.9	(33.0)
Deferred income taxes	0.4	13.5	3.8
Foreign currency remeasurement (gain) loss	(21.7)	0.5	(0.5)
Other	23.9	(7.0)	10.7
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(53.6)	(76.3)	(21.0)
Inventories	(125.1)	(63.0)	(22.0)
Income taxes payable/receivable, net	(12.3)	11.6	(3.3)
Prepaid expenses and other current assets	1.8	(6.8)	(4.9)
Accounts payable	83.1	16.5	104.7
Accrued liabilities	56.5	32.1	(9.0)
Net cash provided by operating activities	$761.7	$418.6	$552.7
Cash flows from investing activities
Additions to property, plant and equipment	(654.0)	(290.1)	(147.2)
Additions to other long-term assets	(82.0)	(16.3)	(16.1)
Acquisition of interests in joint ventures, net	(610.4)	—	—
Other	5.5	(4.1)	0.8
Net cash used for investing activities	$(1,340.9)	$(310.5)	$(162.5)
Cash flows from financing activities
Proceeds from issuance of debt	529.5	1,676.1	—
Repayments of debt and financing obligations	(32.6)	(1,698.1)	(305.5)
Dividends paid	(146.1)	(138.4)	(135.3)
Repurchase of common stock and common stock withheld to cover taxes	(51.6)	(158.4)	(36.1)
Payments of senior notes call premium	—	(39.6)	—
Proceeds (repayments) of short-term borrowings, net	41.4	—	(498.8)
Other	0.2	(5.0)	1.7
Net cash provided by (used for) financing activities	$340.8	$(363.4)	$(974.0)
Effect of exchange rate changes on cash and cash equivalents	18.2	(3.2)	3.3
Net decrease in cash and cash equivalents	(220.2)	(258.5)	(580.5)
Cash and cash equivalents, beginning of period	525.0	783.5	1,364.0
Cash and cash equivalents, end of period	$304.8	$525.0	$783.5

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”) is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We have four reportable segments: Global, Foodservice, Retail, and Other.

Basis of Presentation

These Consolidated Financial Statements present the financial results of Lamb Weston for the fiscal years ended May 28, 2023, May 29, 2022, and May 30, 2021 (“fiscal 2023, 2022, and 2021”), and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). The fiscal year of Lamb Weston ends the last Sunday in May. The fiscal years for the Consolidated Financial Statements presented consist of 52-week periods.

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

The equity method of accounting is applied for investments when the Company has significant influence over the investee’s operations, or when the investee is structured with separate capital accounts and our investment is considered more than minor. Our equity method investments are described in Note 4, Joint Venture Investments.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including but not limited to those related to the measurement of assets acquired and the liabilities assumed based on fair value at the acquisition date, provisions for income taxes, estimates of sales incentives and trade promotion allowances. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the consolidated financial statements in future periods.

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

The nature of our contracts varies based on the business, customer type, and region; however, in all instances it is our customary business practice to receive a valid order from the customer, in which each party’s rights and related payment terms are clearly identifiable. Our payment terms are consistent with industry standards and generally include early pay discounts. Amounts billed and due from customers are short-term in nature and are classified as receivables, since payments are unconditional and only the passage of time is required before payments are due. As of May 28, 2023, and May 29, 2022, we had $146.9 million and $122.7 million, respectively, of unbilled receivables for customized products for which we have accelerated the recognition of revenue and recorded the amounts in “Receivables” on our Consolidated Balance Sheets. We generally do not offer financing to our customers. We also do not provide a general right of return. However, customers may seek to return defective or non-conforming products. Following a customer return, we may offer remedies, including cash refunds, credit towards future purchases, or product replacement. As a result, customers’ right of return and related refund or product liabilities are estimated and recorded as reductions in revenue.

We have contract terms that give rise to variable consideration including, but not limited to, discounts, coupons, rebates, and volume-based incentives. We estimate volume rebates based on the most likely amount method outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We estimate early payment discounts and other customer trade incentives based principally on historical sales and coupon utilization and redemption rates, influenced by judgments about current market conditions such as competitive activity in specific product categories, which is consistent with the expected value method outlined in ASC 606. We have concluded that these methods result in the best estimate of the consideration we are entitled to from our customers. Because of the complexity of some of these trade promotions, however, the ultimate resolution may result in payments that are materially different from our estimates. As additional information becomes known, we may change our estimates. At May 28, 2023 and May 29, 2022, we had $86.1 million and $41.2 million, respectively, of sales incentives and trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.

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

Advertising and Promotion

Advertising and promotion expenses totaled $34.4 million, $18.9 million, and $17.8 million in fiscal 2023, 2022, and 2021, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings as the expenses are incurred.

Research and Development

Research and development costs are expensed as incurred and totaled $17.2 million, $16.2 million, and $12.9 million in fiscal 2023, 2022, and 2021, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

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

Pension and Post-Retirement Benefits

Certain U.S. employees covered by collective bargaining agreements are covered by defined benefit pension plans. We make pension plan contributions that are sufficient to fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended. From time to time, we may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In fiscal 2023 and 2022, we made $2.0 million of discretionary contributions to our qualified plan. There are no minimum required contributions in fiscal 2024, however, in July 2023, we made a $2.5 million discretionary contribution to our qualified pension plan.

We also have a nonqualified defined benefit pension plan that provides unfunded supplemental retirement benefits to certain U.S. executives. This plan is closed to new participants and pension benefit accruals are frozen for active participants.

Our pension benefit obligations and post-retirement benefit obligations, and the related costs, are calculated using actuarial concepts. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected rate of return on plan assets. We evaluate these assumptions on an annual basis. The funded status of our plans are based on company contributions, benefit payments, the plan asset investment return, the discount rate used to measure the liability, and expected participant longevity. The benefit obligations of the plans exceeded the assets by $9.3 million and $11.0 million for the pension plan and $4.3 million and $5.5 million for the other post-retirement benefit plan for the years ended May 28, 2023 and May 29, 2022, respectively. We recognize the unfunded status of these plans in “Other noncurrent liabilities” on the Consolidated Balance Sheets, and we recognize changes in funded status in the year changes occur through the Consolidated Statements of Comprehensive Income. Net periodic benefit costs were $2.5 million, $2.7 million, and $3.8 million in fiscal 2023, 2022, and 2021, respectively.

Participants that do not actively participate in a pension plan are eligible to participate in defined contribution savings plans with employer matching provisions. Eligible U.S. employees participate in a contributory defined contribution plan (“the 401(k) Plan”), which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Regardless of employee participation level, we generally provide a 3% contribution to the 401(k) Plan. In addition to this, we will generally match 100% of the first 6% of the participating employee’s contribution election to the 401(k) Plan. The Plan’s matching contributions have a five-year graded vesting with 20% vesting each year. We made employer-matching contributions of $38.7 million, $30.5 million, and $28.8 million in fiscal 2023, 2022, and 2021, respectively.

We sponsor a non-qualified deferred compensation savings plan that permits eligible U.S. employees to continue to make deferrals and receive company matching contributions when their contributions to the 401(k) Plan are stopped due to limitations under U.S. tax law. In addition, we sponsor a non-qualified deferred compensation plan for non-employee directors that allow directors to defer their cash compensation and stock awards. Both deferred compensation plans are unfunded nonqualified defined contribution plans. Participant deferrals and company matching contributions (for the employee deferred compensation plan only) are not invested in separate trusts, but are paid directly from our general assets at the time benefits become due and payable. At May 28, 2023 and May 29, 2022, we had $22.6 million and $21.6 million, respectively, of liabilities attributable to participation in our deferred compensation plans recorded on our Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash and cash equivalents and stated at cost, which approximates market value. We maintain various banking relationships with high quality financial institutions, and we invest available cash in money market funds that are backed by U.S. Treasury securities and can be redeemed without notice.

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

Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. Inventories are reduced to net realizable value after consideration of excess, obsolete, and unsaleable inventories based on quantities on hand and estimated future usage and sales. The components of inventories were as follows:

	May 28,	May 29,
(in millions)	2023	2022
Raw materials and packaging	$145.7	$96.1
Finished goods	708.3	426.5
Supplies and other	78.0	51.8
Inventories	$932.0	$574.4

Leased Assets

Leases consist of real property and machinery and equipment. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term. Our leases may include options to extend or terminate these leases. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in lease assets and liabilities. Variable payments for leases of land and buildings primarily relate to common area maintenance, insurance, taxes, and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of our leases, we use an incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. This rate is updated quarterly for measurement of new lease liabilities. Assets and liabilities related to leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, we account for lease and non-lease components as a single lease component for all of our leases. See Note 9, Leases, for more information.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. The amount of interest capitalized from construction in progress was $17.5 million, $6.0 million, and $1.9 million in fiscal 2023, 2022, and 2021, respectively. Construction in progress does not include deposits made on equipment, materials, and services yet to be received. As of May 28, 2023 and May 29, 2022, deposits for construction in progress were $30.5 million and $57.8 million, respectively, and were recorded in “Other assets” on our Consolidated Balance Sheets. Repairs and maintenance costs are expensed as incurred. The components of property, plant and equipment were as follows:

	May 28,	May 29,
(in millions)	2023	2022
Land and land improvements	$163.2	$114.1
Buildings, machinery and equipment	3,524.3	2,919.0
Furniture, fixtures, office equipment and other	177.5	92.1
Construction in progress	818.8	156.1
Property, plant and equipment, at cost	4,683.8	3,281.3
Less accumulated depreciation	(1,875.8)	(1,702.1)
Property, plant and equipment, net	$2,808.0	$1,579.2

Depreciation is computed on a straight-line basis over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1-30 years
Buildings	10-40 years
Machinery and equipment	5-20 years
Furniture, fixtures, office equipment, and other	3-15 years

We recorded $211.3 million, $181.5 million, and $177.7 million of depreciation expense in fiscal 2023, 2022, and 2021, respectively. At May 28, 2023 and May 29, 2022, purchases of property, plant and equipment included in accounts payable were $82.6 million and $38.3 million, respectively.

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

We amortize intangible assets with finite lives over their estimated useful life. We perform a review of significant finite-lived identified intangible assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for our products lines.

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

Foreign currency transactions resulted in a gain of $19.7 million, a loss of $3.3 million, and a gain of $1.3 million in fiscal 2023, 2022, and 2021, respectively. These amounts were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

Derivative Financial Instruments

We use derivatives and other financial instruments to hedge a portion of our commodity and interest rate risks. We do not hold or issue derivatives and other financial instruments for trading purposes. Derivative instruments are reported in our Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale exception (“NPNS”) under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized. Changes in derivative instrument values are recognized in “Cost of sales” in our Consolidated Statements of Earnings. We do not designate commodity derivatives to achieve hedge accounting treatment.

Income Taxes

We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, management exercises judgment in evaluating positions taken in the tax returns. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., the difference in book basis versus tax basis of fixed assets resulting from differing depreciation methods). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are remeasured to reflect new tax rates in the periods rate changes are enacted. If appropriate, we recognize valuation allowances to reduce deferred tax assets to amounts that are more likely than not to be ultimately realized, based on our assessment of estimated future taxable income.

See Note 5, Income Taxes, for more information.

New and Recently Issued Accounting Pronouncements

There were no accounting pronouncements recently issued that had or are expected to have a material impact on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	For the Fiscal Years Ended May
(in millions, except per share amounts)	2023	2022	2021
Numerator:
Net income	$1,008.9	$200.9	$317.8

Denominator:
Basic weighted average common shares outstanding	144.5	145.5	146.4
Add: Dilutive effect of employee incentive plans (a)	0.7	0.4	0.7
Diluted weighted average common shares outstanding	145.2	145.9	147.1

Earnings per share:
Basic	$6.98	$1.38	$2.17
Diluted	$6.95	$1.38	$2.16
(a)	Potential dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of May 28, 2023, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of May 29, 2022 and May 30, 2021, we did not have any stock-based awards that were antidilutive.

3.    ACQUISITIONS

On July 5, 2022, we acquired an additional 40% equity interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), which increased our total equity ownership from 50% to 90%, and on February 28, 2023, we purchased the remaining 50% equity interest in Lamb-Weston/Meijer v.o.f. (“LW EMEA”), and now own 100%. After the acquisitions, we began consolidating the results of operations in our Global segment in our fiscal first and fourth quarters, respectively. Prior to the acquisitions, the results of each of LWAMSA and LW EMEA were recorded in “Equity method investment earnings (loss).”

We recorded the assets and liabilities of both acquisitions at fair value based on a market approach. We remeasured our initial equity interests at fair value, after considering control premiums in our industry, which are unobservable inputs, or Level 3, in the fair value hierarchy. The purchase price allocation for LWAMSA is complete while the LW EMEA purchase price allocation is preliminary. We estimated the provisional fair value of the assets acquired and liabilities assumed of LW EMEA and its subsidiaries as of the acquisition date. These provisional amounts could change as additional information becomes available for contingent consideration; property, plant and equipment; intangible assets; and residual goodwill while appraisal reports are finalized.

Fiscal 2023 net income included $371.7 million of after-tax ($420.6 million before tax) net gains related to the acquisitions, as follows:

a.	$379.5 million after-tax ($425.8 million before tax) non-cash gain recorded in “Equity method investment earnings.”
b.	$20.0 million of after-tax ($27.0 million before tax) costs related to the step-up and sale of inventory recorded in “Cost of sales.”
c.	$12.2 million of after-tax ($21.8 million before tax) net gain from acquisition-related expenses (foreign currency gain related to actions taken to mitigate the effect of changes in currency rates on the purchase price, net of advisory, legal, valuation and other professional or consulting expenses).

LWAMSA

The LWAMSA purchase price consisted of $42.3 million in cash. We recorded LWAMSA’s assets and liabilities at fair value, which included remeasuring our initial equity interest at fair value. The net sales, income from operations, and total assets acquired were not material to our consolidated net sales, income from operations, and total assets for the periods presented in this report, and therefore LWAMSA is not included in our unaudited pro forma information presented below.

As of May 28, 2023, total LWAMSA interest not directly attributable to Lamb Weston was $8.2 million and was recorded in “Additional distributed capital” on our Consolidated Balance Sheet. For the fiscal year ended May 28, 2023, the net income attributable to noncontrolling interest was not significant and was recorded in “Selling, general and administrative expenses” in our Consolidated Statements of Earnings.

LW EMEA

The total consideration for our acquisition of the remaining interest in LW EMEA (“the LW EMEA Acquisition”) was $1,447.5 million, which consisted of €531.6 million ($564.0 million) in cash, which excluded settlement of pre-existing relationships of $32.3 million and cash held by LW EMEA of $28.2 million, and 1,952,421 shares of our common stock ($197.3 million on the acquisition date). The total consideration also included $634.4 million for the fair value of our initial equity investment and $51.8 million of other non-cash consideration (the majority being settlement of preexisting relationships). We recorded LW EMEA’s assets and liabilities at fair value.

In fiscal 2023, LW EMEA contributed $364.0 million of net sales and a $13.6 million loss from operations, which included $45.7 million of acquisition-related items ($27.0 million before tax expenses related to the sale of inventory stepped up in the acquisition and $18.7 million of derivative losses, before taxes). We do not allocate interest expense and taxes to the acquired operations and therefore, the post-acquisition net earnings are not discernible. As of May 28, 2023, total LW EMEA interest not directly attributable to Lamb Weston was $9.1 million and represented LW EMEA’s 75 percent ownership in a production facility in Austria, and was recorded in “Additional distributed capital” on our Consolidated Balance Sheet. For the fiscal year ended May 28, 2023, the net loss attributable to noncontrolling interest was not significant and was recorded in “Selling, general and administrative expenses” in our Consolidated Statements of Earnings.

We have substantially completed our estimates of fair value of assets acquired and liabilities assumed. Our estimates are subject to revisions, which may result in adjustments to the preliminary values discussed below. The total purchase price consideration was allocated to the net assets acquired based upon their respective estimated fair values as follows:

(in millions)
Cash and cash equivalents	$28.2
Receivables	221.5
Inventories	222.1
Prepaid expenses and other current assets	41.4
Property, plant and equipment (a)	629.1
Goodwill (b)	644.9
Intangible assets (c)	80.0
Other assets	29.6
Assets acquired	$1,896.8

Accounts payable	(62.2)
Accrued liabilities	(164.0)
Short-term borrowings	(108.2)
Deferred income taxes	(19.2)
Long-term debt	(78.0)
Other non-current liabilities	(17.7)
Liabilities assumed	$(449.3)

Net assets acquired	$1,447.5
(a)	Property, plant and equipment acquired are being depreciated on a straight-line basis over their estimated remaining lives, which range from 1 to 30 years.

(b)	Goodwill is calculated as the excess of the purchase price over the fair values of the identifiable net assets acquired and recorded in our Global segment. The goodwill is primarily attributable to future growth opportunities in Europe, the Middle East, and Africa. For tax purposes, the acquisition of the remaining LW EMEA interest was treated as a stock acquisition and is not deductible for tax purposes. For more information, see Note 5, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(c)	Intangible assets include customer relationships which have estimated useful lives of 15 years. Based on the carrying value of these finite-lived assets as of May 28, 2023, amortization expense for each of the next five years is estimated to be approximately $5.0 million.

The following unaudited pro forma financial information presents the combined results of operations as if we had acquired the remaining interest of LW EMEA on May 31, 2021. These unaudited pro forma results are included for informational purposes only and do not purport to represent what the combined companies’ results of operations would have been had the acquisition occurred on that date, nor are they necessarily indicative of future results of operations. They also do not reflect any cost savings, operational synergies, or revenue enhancements that we may achieve or the costs necessary to achieve those cost savings, operational synergies, revenue enhancements, or integration efforts.

	For the Fiscal Years Ended May
Unaudited Pro Forma Information (in millions)	2023	2022
Net sales	$6,264.0	$5,131.4
Net income (a) (b)	644.9	500.4
(a)	The fiscal 2023 and 2022 unaudited pro forma financial information has been adjusted to give effect to adjustments that are directly related to the acquisition and factually supportable. These adjustments include, but are not limited to, the application of our accounting policies; elimination of related party transactions; depreciation and amortization related to fair value adjustments to property, plant, and equipment and intangible assets; and interest expense on acquisition-related debt.

(b)	The fiscal 2023 unaudited pro forma net income was also adjusted to exclude a $410.7 million ($364.4 million after-tax) non-cash gain related to the LW EMEA Acquisition, $27.0 million ($20.0 million after-tax) of acquisition inventory step-up expense and a $21.8 million ($12.2 million after-tax) gain from acquisition-related expenses (foreign currency gain related to actions taken to mitigate the effect of changes in currency rates on the purchase price, net of advisory, legal, valuation and other professional or consulting expenses). These items were included in fiscal 2022 unaudited pro forma net income, along with a non-cash impairment charge of $62.7 million (before and after-tax) related to LW EMEA’s withdrawal from its joint venture in Russia.

4.    JOINT VENTURE INVESTMENTS

In fiscal 2023, we purchased additional equity interests in LW EMEA and LWAMSA, and began consolidating financial results in our consolidated financial statements. Prior to acquiring these incremental equity interests, we accounted for these investments under the equity method of accounting. LW EMEA has a 75 percent ownership interest in a joint venture that owns a production facility in Austria, which is included in our consolidated results. For more information, see Note 3, Acquisitions. At May 28, 2023, Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), our joint venture with RDO Frozen Co., was the only equity method potato processing joint venture accounted for under the equity method of accounting.

Our equity method investments were as follows:

	May 28, 2023		May 29, 2022
	Carrying	Ownership	Carrying	Ownership
(in millions)	Value	Interest	Value	Interest
LW EMEA	$—	100%	$211.2	50%
LWAMSA	—	90%	26.1	50%
Lamb Weston RDO	43.1	50%	19.4	50%
Other	0.4	50%	0.7	50%
	$43.5		$257.4

Summarized combined financial information for our equity method investments was as follows:

	For the Fiscal Years Ended May
(in millions)	2023 (a)	2022	2021
Net sales	$1,122.3	$1,333.8	$1,169.5
Gross profit	237.0	203.8	196.5
Income from operations	83.3	106.9	97.5
Net income (loss) (b)	70.1	(21.4)	103.9

	May 28,	May 29,
(in millions)	2023 (c)	2022
Current assets	$98.8	$557.3
Noncurrent assets	108.3	487.1
Current liabilities	55.1	374.9
Noncurrent liabilities	64.1	170.3
(a)	The fiscal 2023 financial information includes the financial results for the parts of the fiscal year when LW EMEA and LWAMSA were being accounted for as unconsolidated joint ventures.

(b)	In fiscal 2022, LW EMEA recorded a $125.4 million charge to write-off its net investment in its former joint venture in Russia, which is included in the fiscal 2022 net loss and the current and noncurrent assets and liabilities. Our portion of the non-cash impairment charge was $62.7 million.

(c)	Reflects Lamb Weston RDO only.

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

	For the Fiscal Years Ended May
(in millions)	2023 (a)	2022	2021
Sales	$22.2	$14.3	$15.3
Purchases	42.9	21.0	5.2
Services provided	18.4	15.6	19.3
Dividends received	—	19.2	18.8

(a)	The fiscal 2023 financial information includes the financial results for the part of the fiscal year when LW EMEA and LWAMSA were accounted for as unconsolidated joint ventures.

As of May 28, 2023 and May 29, 2022, we had receivables included in “Receivables” on our Consolidated Balance Sheets from our joint ventures of $4.5 million and $11.0 million, respectively.

5.    INCOME TAXES

Pre-tax income (loss), inclusive of equity method investment earnings, consisted of the following:

	For the Fiscal Years Ended May
(in millions)	2023	2022	2021
United States	$794.2	$287.9	$352.0
Non-U.S.	439.3	(15.2)	56.3
Total pre-tax income	$1,233.5	$272.7	$408.3

The provision for income taxes included the following:

	For the Fiscal Years Ended May
(in millions)	2023	2022	2021
Current
U.S. federal	$174.1	$45.4	$66.2
State and local	25.8	9.5	15.0
Non-U.S.	24.3	3.4	5.5
Total current provision for taxes	224.2	58.3	86.7

Deferred
U.S. federal	(12.6)	10.0	(0.4)
State and local	(0.4)	(1.9)	1.2
Non-U.S.	13.4	5.4	3.0
Total deferred provision for taxes	$0.4	$13.5	$3.8
Total provision for taxes	$224.6	$71.8	$90.5

A reconciliation of income tax expense using the 21% U.S. statutory tax rate on income from operations, including equity method earnings and before income taxes, compared with the actual provision for income taxes follows:

	For the Fiscal Years Ended May
(in millions)	2023	2022	2021
Provision computed at U.S. statutory rate	$259.0	$57.3	$85.7
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	21.2	6.4	13.7
Non-U.S. operations (a)	(12.4)	(0.7)	(4.7)
Consolidation of previously held equity interests (b)	(43.1)	—	—
Write-off of net investment in Russia (c)	—	13.2	—
Other	(0.1)	(4.4)	(4.2)
Total income tax expense	$224.6	$71.8	$90.5
Effective income tax rate (d)	18.2%	26.3%	22.2%
(a)	We derive the effective tax rate benefit attributed to non-U.S. income taxed at different rates, including the impact of permanent items. The statutory tax rates range from 0% to 35%.

(b)	In connection with the joint venture acquisitions discussed in Note 3, Acquisitions, we recorded a $43.1 million rate benefit based on a $425.8 million non-cash gain ($379.5 million after-tax) related to the remeasurement of our initial 50% equity interests to fair value.

(c)	In connection with LW EMEA’s withdrawal from Russia, we reflected a $13.2 million tax detriment as any loss realized upon the sale of shares of the Russian joint venture is a non-deductible permanent difference.

(d)	The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate in fiscal 2023 included the tax impact of the remeasurement of our initial 50% equity interests in LW EMEA and LWAMSA and other acquisition-related items. The fiscal 2023 and 2022 tax rates were both affected by mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe experienced significant volatility. Fiscal 2022 also included taxes related to the write-off of our portion of LW EMEA’s net investment in its former joint venture in Russia. Excluding these items, our effective tax rate was 21.8% and 21.4% in fiscal 2023 and 2022, respectively.

Income Taxes Paid

Income taxes paid, net of refunds, were $226.5 million, $44.3 million, and $84.1 million in fiscal 2023, 2022, and 2021, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred income tax assets and liabilities were as follows:

	May 28, 2023		May 29, 2022
(in millions)	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment (a)	$—	$285.1	$—	$189.4
Goodwill and other intangible assets (a)	12.0	—	37.6	—
Compensation and benefit related liabilities	24.4	—	21.0	—
Net operating loss and credit carryforwards (b)	4.4	—	4.5	—
Accrued expenses and other liabilities	13.5	—	14.1	—
Inventory and inventory reserves	5.4	—	8.6	—
Lease obligations	34.4	—	26.9	—
Operating lease assets	—	32.2	—	25.1
R&D expenditures capitalization	22.0	—	—	—
Equity method investments	—	8.3	—	3.4
Derivatives	8.8	—	—	8.3
Other	8.3	6.9	3.3	9.5
	133.2	332.5	116.0	235.7
Less: Valuation allowance (c)	(49.5)	—	(50.1)	—
Net deferred taxes (d)	$83.7	$332.5	$65.9	$235.7
(a)	In connection with our acquisition of LW EMEA, deferred tax liabilities increased $82.4 million associated with property, plant and equipment and deferred tax assets decreased $25.4 million associated with intangible assets.

(b)	At May 28, 2023, Lamb Weston had approximately $7.2 million of gross ($1.6 million after-tax) non-U.S. net operating loss carryforwards, of which $0.8 million (after-tax) will expire by fiscal 2029. The remaining $0.8 million (after-tax) non-U.S. net operating loss carryforwards will not expire. Lamb Weston also had a non-U.S. tax credit carryforward of $1.6 million, which will expire by fiscal 2033, and a state business credit carryforward of $1.2 million, which will expire by fiscal 2036.

(c)	The valuation allowance is predominantly related to non-amortizable intangibles. There was no impact on income tax expense related to changes in the valuation allowance, including net operating loss carryforwards, in fiscal 2023, 2022, and 2021.

(d)	Deferred tax assets of $3.3 million and $2.7 million, as of May 28, 2023 and May 29, 2022, respectively, were presented in “Other assets.” Deferred tax liabilities of $252.1 million and $172.5 million as of May 28, 2023 and May 29, 2022, respectively, were presented in “Deferred income taxes” as "Long-term liabilities" on the Consolidated Balance Sheets. The deferred tax asset and liability net position is determined by tax jurisdiction.

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

We have not established deferred income taxes on accumulated undistributed earnings and other basis differences for operations outside the U.S., as such earnings and basis differences are indefinitely reinvested. Determining the unrecognized deferred tax liability for these earnings is not practicable. Generally, no U.S. federal income taxes will be imposed on future distributions of non-U.S. earnings under the current law. However, distributions to the U.S. or other jurisdictions could be subject to withholding and other local taxes, and these taxes would not be material.

Uncertain Tax Positions

The aggregate changes in the gross amount of unrecognized tax benefits, excluding interest and penalties consisted of the following:

	For the Fiscal Years Ended May
(in millions)	2023	2022	2021
Beginning balance	$40.4	$37.1	$31.3
Decreases from positions established during prior fiscal years	—	—	—
Increases from positions established during current and prior fiscal years (a)	26.3	9.5	8.7
Decreases relating to settlements with taxing authorities	(4.9)	(1.0)	(0.8)
Expiration of statute of limitations	(2.2)	(5.2)	(2.1)
Ending balance (b)	$59.6	$40.4	$37.1
(a)	In connection with our acquisition of LW EMEA, we recognized $8.9 million of gross unrecognized tax benefits with a corresponding increase to goodwill.

(b)	If we were to prevail on the unrecognized tax benefits recorded as of May 28, 2023 and May 29, 2022, it would result in a tax benefit of $52.2 million and $34.3 million, respectively, and a reduction in the effective tax rate. The ending balances exclude $9.2 million and $7.3 million of gross interest and penalties in fiscal 2023 and 2022, respectively. We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

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

Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain U.S. federal, state, and non-U.S. tax audits may be concluded within the next 12 months. This process could increase or decrease the balance of our gross unrecognized tax benefits. The estimated impact on income tax expense and net income is not expected to be significant.

6.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, for fiscal years 2023 and 2022:

(in millions)	Global	Foodservice	Retail	Other	Total
Balance at May 30, 2021	$276.3	$42.8	$10.9	$4.5	$334.5
Foreign currency translation adjustment	(16.5)	—	—	—	(16.5)
Balance at May 29, 2022	$259.8	$42.8	$10.9	$4.5	$318.0
Acquisitions of interests in joint ventures (a)	733.3	—	—	—	733.3
Foreign currency translation adjustment	(10.6)	—	—	—	(10.6)
Balance at May 28, 2023	$982.5	$42.8	$10.9	$4.5	$1,040.7

(a)	In fiscal 2023, we recorded $691.2 million and $42.1 million of goodwill related to the acquisition of incremental equity interests of LW EMEA and LWAMSA, respectively, that is not deductible for tax purposes. See Note 3, Acquisitions, for more information.

Other identifiable intangible assets were as follows:

	May 28, 2023				May 29, 2022
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
(in millions, except useful lives)	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	14	121.4	(29.2)	92.2	10	41.4	(25.7)	15.7
		$139.4	$(29.2)	$110.2		$59.4	$(25.7)	$33.7
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally comprised of licensing agreements, brands, and customer relationships. In addition, $175.4 million and $69.6 million of developed technology at May 28, 2023 and May 29, 2022, respectively, is recorded as “Other assets” on our Consolidated Balance Sheets and will generally be amortized over seven years once implemented. Amortization expense, including developed technology, was $7.0 million, $5.8 million, and $5.0 million in fiscal 2023, 2022, and 2021, respectively. Foreign intangible assets are affected by foreign currency translation.

Based on current intangibles subject to amortization, we expect intangible asset amortization expense, excluding developed technology, will be approximately $7.3 million in fiscal 2024, $7.1 million in fiscal 2025, $7.2 million in fiscal 2026, $7.1 million in each of fiscal 2027 and 2028, and approximately $56.4 million thereafter.

Impairment Testing

During the annual goodwill impairment test we performed in the fourth quarter of fiscal 2023, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Based on the results of the qualitative impairment test, we determined that it was not more likely than not that the fair value was less than the carrying value of our Global, Foodservice, Retail, and Other reporting units. Additionally, we completed our tests of our non-amortizing intangibles in the fourth quarter of fiscal 2023 and there was no indication of intangible asset impairment.

7.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	May 28,	May 29,
(in millions)	2023	2022
Compensation and benefits	$187.5	$81.0
Accrued trade promotions	86.1	41.2
Derivative liabilities and payables	53.9	—
Dividends payable to shareholders	40.8	35.3
Accrued interest	31.1	42.1
Current portion of operating lease obligations	28.5	22.4
Plant utilities and accruals	27.2	14.3
Taxes payable	21.2	12.1
Other	33.5	15.9
Accrued liabilities	$509.8	$264.3

8.   DEBT AND FINANCING OBLIGATIONS

The components of our debt, including financing obligations, were as follows:

(in millions)	May 28, 2023		May 29, 2022
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
U.S. revolving credit facility	$—	7.710%	$—	—%
Euro revolving credit facility	149.2	4.230	—	—
Other credit facilities	11.4	(a)	—	—
	160.6		—
Long-term debt:
Term A-1 loan facility, due June 2026 (b)	243.8	5.210	258.7	1.860
Term A-2 loan facility, due April 2025 (b)	280.3	5.380	296.6	2.150
Term A-3 loan facility, due January 2030 (b)	450.0	6.850	—	—
RMB loan facility, due February 2027	94.7	4.600	19.7	4.750
Euro loan facility, due December 2024	80.4	2.010	—	—
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,319.2		2,745.0
Financing obligations:
Lease financing obligations due on various dates through 2040 (c)	7.7		7.0

Total debt and financing obligations	3,487.5		2,752.0
Debt issuance costs and debt discounts (d)	(25.3)		(24.0)
Short-term borrowings, net of debt discounts	(158.5)		—
Current portion of long-term debt and financing obligations	(55.3)		(32.2)
Long-term debt and financing obligations, excluding current portion	$3,248.4		$2,695.8
(a)	The other credit facilities consist of several short-term facilities at one of our subsidiaries used for working capital needs and have various interest rates.

(b)	The interest rates on the Term A-1, A-2, and A-3 loans do not include anticipated patronage dividends. We have received and expect to continue receiving patronage dividends under all three Term Loan Facilities.

(c)	The interest rates on our lease financing obligations ranged from 2.08% to 6.19% at May 28, 2023 and 2.08% to 3.32% at May 29, 2022. For more information on our lease financing obligations, see Note 9, Leases.

(d)	Excludes debt issuance costs of $2.5 million and $3.3 million as of May 28, 2023 and May 29, 2022, respectively, related to our U.S. Revolving Credit Facility, which are recorded in “Other assets” on our Consolidated Balance Sheets. In fiscal 2023, 2022, and 2021, we recorded $4.1 million, $4.8 million, and $6.1 million, respectively, of amortization expense in “Interest expense” in our Consolidated Statements of Earnings. Fiscal 2022 also included a $13.7 million write-off of debt issuance costs associated with our senior notes due 2024 and 2026 which we redeemed in fiscal 2022.

U.S. Revolving Credit Facility

We are party to a senior secured credit agreement, dated as of November 9, 2016, as amended, that provides available revolving credit facility borrowings of $1.0 billion through August 11, 2026 (“U.S. Revolving Credit Facility”). In June 2023, we further amended our U.S. Revolving Credit Facility to fully transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”). As part of that amendment, the SOFR Adjustment with respect to Term SOFR was set at 0.10% for any interest period. Borrowings under the U.S. Revolving Credit Facility bear interest at SOFR (including the SOFR Adjustment), the Base Rate, the Alternative Currency Daily Rate, or the Alternative Currency Term Rate (each as defined in the U.S. Revolving Credit Facility) plus an applicable rate stated in the table below. The U.S. Revolving Credit Facility contains certain covenant restrictions, a consolidated net leverage ratio and an interest coverage ratio and customary events of default.

At May 28, 2023 and May 29, 2022, we had no borrowings outstanding under the U.S. Revolving Credit Facility. At May 28, 2023, we had $994.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million.

Term A-1, A-2 and A-3 Loan Facilities

We are party to a credit agreement, dated as of June 28, 2019, as amended, that provides for (i) a $300.0 million term loan facility and, under certain circumstances, the ability to add incremental facilities in an aggregate amount of up to $100.0 million (collectively, “Term A-1 Loan Facility”), and (ii) a $325.0 million term loan facility due April 2025 (“Term A-2 Loan Facility”).

On January 31, 2023, we further amended the credit agreement relating to our Term A-1 and A-2 Loan Facilities (“Amended Term Loan Agreement”) to, among other things, establish a new $450.0 million term loan facility with a maturity date of January 31, 2030 (“Term A-3 Loan Facility”) and extend the maturity of our existing Term A-1 loan from June 28, 2024 to June 28, 2026. Borrowings under the Term A-3 Loan Facility were used to purchase the remaining equity interest in LW EMEA, and bear interest, before anticipated patronage dividends, at the Adjusted Term SOFR or the Base Rate (as defined in the Amended Term Loan Agreement) plus an applicable rate noted in the table below.

Under the Amended Term Loan Agreement, LIBOR-based rates have been replaced with SOFR-based rates. Effective February 28, 2023, the Term A-1 and A-2 loan interest rates are SOFR based (with a SOFR adjustment) and Base Rate-based loans and the Term A-1 loan applicable margin increased to match the applicable margin of our Term A-2 loan.

RMB Loan Facility

On February 18, 2022, our wholly owned subsidiary, Ulanqab Lamb Weston Food Co., Ltd., entered into a facility agreement providing for a RMB 1,079.0 million (approximately $152.7 million based on prevailing interest exchange rates on May 28, 2023) term loan facility (the “RMB Loan Facility”). The RMB Loan Facility matures on February 18, 2027. The RMB Loan Facility contains covenants that are standard for credit facilities originated in the People’s Republic of China. Payment obligations under the RMB Loan Facility are unconditionally guaranteed by Lamb Weston.

4.875% Senior Notes due 2028

In May 2020, we issued $500.0 million aggregate principal amount of 4.875% senior notes due May 15, 2028 (“2028 Notes”). Our obligations under the 2028 Notes are unconditionally guaranteed on a senior unsecured basis by the same subsidiaries as the U.S. Revolving Credit Facility. The 2028 Notes are senior unsecured obligations and rank equally with all of our current and future senior indebtedness (including the 2030 and 2032 Notes), rank senior to all our current and future subordinated indebtedness and are subordinated to all of our current and future secured indebtedness (including all borrowings with respect to the U.S. Revolving Credit Facility and Term A-1, A-2, and A-3 Loan Facilities to the extent of the value of the assets securing such indebtedness). Upon a change of control (as defined in the indenture governing the 2028 Notes), we must offer to repurchase the 2028 Notes at 101% of the principal amount of the notes, plus accrued and unpaid interest.

4.125% Senior Notes due 2030 and 4.375% Senior Notes due 2032

On November 8, 2021, we issued (i) $970.0 million aggregate principal amount of 4.125% senior notes due January 31, 2030 (“2030 Notes”) and (ii) $700.0 million aggregate principal amount of 4.375% senior notes due January 31, 2032 (“2032 Notes”) pursuant to indentures, each dated as of November 8, 2021 (together, the “Indentures”). Our obligations under the 2030 Notes and 2032 Notes are unconditionally guaranteed on a senior unsecured basis by the same subsidiaries as the U.S. Revolving Credit Facility.

The 2030 Notes and 2032 Notes are effectively subordinated to all of our existing and future secured debt, rank equally with all of our existing and future senior debt and rank senior to all of our existing and future subordinated debt. The guarantees of the 2030 Notes and 2032 Notes are effectively subordinated to all of the guarantors’ existing and future secured debt, rank equally with all of their existing and future senior debt and rank senior to all of their existing and future subordinated debt. The 2030 Notes and 2032 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

Euro Revolving Credit Facility and Loan Facility

In connection with the LW EMEA Acquisition, we assumed the liability associated with a term loan (“Euro Loan”) and a revolving credit facility (“Euro Revolving Credit Facility”). On December 10, 2021, LW EMEA entered into the Euro Loan for €75.0 million and Euro Revolving Credit Facility for €400.0 million with certain lenders for a total amount of €475.0 million (approximately $509.3 million based on prevailing interest exchange rates on May 28, 2023). The Euro Loan and Euro Revolving Credit Facility contain covenants that are standard for credit facilities including, among others, financial covenants, covenants with regards to mergers and consolidations and asset sales, and is subject to acceleration upon various events of default.

The Euro Loan interest rate is dependent on the ratio of consolidated net borrowing to adjusted consolidated EBITDA, and matures on December 10, 2024.

The Euro Revolving Credit Facility interest rate is dependent on the ratio of consolidated total net borrowings to adjusted consolidated EBITDA. It matures on December 10, 2026, with an option to extend for two individual years. For the three months ended May 28, 2023, we drew €45.0 million available under the Euro Revolving Credit Facility and repaid €10.0 million. At May 28, 2023, we had €260.0 million of availability under the facility.

Other Credit Facilities

At May 28, 2023 and May 29, 2022, one of our subsidiaries had $51.0 million and $53.7 million, respectively, of availability under an overdraft line of credit facility with a financial institution, with no borrowings outstanding. We guarantee the full amount of our subsidiary’s obligations to the financial institution up to the maximum amount of borrowings under the credit facility.

Variable Rate Interest

Additional information regarding our variable rate debt modifiers is shown below:

	SOFR/LIBOR Rate-Based Loans	Base Rate-Based Loans
U.S. Revolving Credit Facility	1.125 - 1.750%	0.125 - 0.750%
Term A-1 Loan Facility	1.850 - 2.600%	0.850 - 1.600%
Term A-2 Loan Facility	1.850 - 2.600%	0.850 - 1.600%
Term A-3 Loan Facility	2.000 - 2.750%	1.000 - 1.750%

	Reference Rate-Based Loans	PRC Prime Rate-Based Loans
RMB Loan Facility	N/A	Prime + 0.300%
Euro Loan Facility	0.400 - 1.100%	N/A
Euro Revolving Credit Facility (British Pound Loans)	1.250 - 2.100%	N/A
Euro Revolving Credit Facility (Other Loans)	1.050 - 1.900%	N/A

Debt Maturities

The aggregate minimum principal maturities of our long-term debt, including current portion, for the next five fiscal years and thereafter, are as follows:

(in millions)	Debt (a)
2024	$214.4
2025	385.2
2026	45.6
2027	304.6
2028	522.5
Thereafter	2,007.5
$3,479.8
(a)	See Note 9, Leases, for maturities of our lease financing obligations.

Other

During fiscal 2023, 2022, and 2021, we paid $151.8 million, $80.6 million, and $120.6 million, respectively, of interest on debt. The increase in fiscal 2023 relates to higher interest rates on variable rate debt and debt facilities associated with the LW EMEA Acquisition.

9.    LEASES

We lease various real estate, including certain operating facilities, warehouses, office space, and land. We also lease material handling equipment, vehicles, and certain other equipment. Our leases have remaining lease terms of one to 17 years.

The components of total lease costs, net, consisted of the following:

	For the Fiscal Year Ended May (a)
(in millions)	2023	2022	2021
Operating lease costs	$35.8	$33.9	$33.2
Short-term and variable lease costs	10.4	7.8	9.0
Sublease income	(5.0)	(4.9)	(3.4)
Finance lease costs:
Amortization of lease assets	1.0	1.1	1.9
Interest on lease obligations	0.2	0.2	0.3
Total lease costs, net	$42.4	$38.1	$41.0

(a)	Supply-chain-related lease costs are included in “Cost of sales,” and the remainder is recorded in “Selling, general, and administrative expenses,” in our Consolidated Statements of Earnings. Interest on finance lease obligations is included in “Interest expense, net,” in our Consolidated Statements of Earnings.

Operating and finance leases, with initial terms greater than one year, were as follows:

		May 28,	May 29,
(in millions)	Classification	2023	2022
Assets:
Operating lease assets	Operating lease assets	$146.1	$119.0
Finance lease assets	Property, plant and equipment, net (a)	3.8	4.4
Total leased assets		$149.9	$123.4

Liabilities:
Lease obligations due within one year:
Operating lease obligations	Accrued liabilities	$28.5	$22.4
Finance lease obligations	Current portion of long-term debt and financing obligations	1.5	0.9
Long-term lease obligations:
Operating lease obligations	Other noncurrent liabilities	127.5	104.7
Finance lease obligations	Long-term debt and financing obligations, excluding current portion	6.2	6.1
Total lease obligations		$163.7	$134.1
(a)	Finance leases are net of accumulated amortization of $6.8 million and $5.8 million at May 28, 2023 and May 29, 2022, respectively.

The maturities of our lease obligations for operating and finance leases at May 28, 2023 for the next five fiscal years and thereafter are as follows:

	Operating	Finance
(in millions, except for lease term and discount rate amounts)	Leases	Leases	Total
2024	$33.1	$1.7	$34.8
2025	26.3	1.5	27.8
2026	22.8	1.4	24.2
2027	21.5	0.8	22.3
2028	21.0	0.3	21.3
Thereafter	66.2	3.9	70.1
Total lease payments	190.9	9.6	200.5
Less: Interest	(34.9)	(1.9)	(36.8)
Present value of lease obligations	$156.0	$7.7	$163.7

Weighted-average remaining lease term (years)	7.5	11.1
Weighted-average discount rate	5.4%	3.8%

Supplemental cash flow information related to leases was as follows:

	For the Fiscal Years Ended May
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$26.2	$29.1	$30.9
Financing cash flows for finance leases	0.5	1.1	1.7

Non-cash investing and financing activities:
Assets obtained in exchange for new operating lease obligations	44.6	1.4	5.2
Assets obtained in exchange for new finance lease obligations	0.5	0.5	—

10.   STOCK-BASED COMPENSATION

On October 29, 2016, our Board of Directors adopted the Lamb Weston Holdings, Inc. 2016 Stock Plan, which was amended in July 2017 (“Stock Plan”). The Compensation and Human Capital Committee (“the Committee”) of our Board of Directors administers our stock compensation plan. The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. At May 28, 2023, we had 10.0 million shares authorized under the Stock Plan, and 6.1 million were available for future grant.

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

Performance Shares are granted to certain executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. Awards actually earned range from 0% to 200% of the targeted number of Performance Shares for each of the performance periods. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the Stock Plan, any shares earned will generally vest over a three-year period following the grant date. The value of these Performance Shares is adjusted based upon the market price of our common stock and the anticipated attainment of Company-wide performance goals at the end of each reporting period and amortized as compensation expense over the service period.

We have also granted Performance Shares with vesting contingent upon relative total shareholder return goals, and, under special circumstances, stock price growth goals. Awards actually earned range from 0% to 200%, in the case of awards contingent on total shareholder return goals, or 0% to 300%, in the case of awards contingent on stock price growth goals, of the targeted number of Performance Shares. These Performance Shares are equity-settled awards that vest over a three-year service period following the grant date, and the number of units that actually vest is determined based on the achievement of the performance criteria set forth in the respective award agreement. The awards are measured based on estimated fair value as of the date of grant determined using a Monte Carlo simulation, and are amortized over the service period.

The weighted average Monte Carlo assumptions for Performance Shares granted during the fiscal year ended May 28, 2023 were:

Assumptions
Dividend yield (%)	0.00 - 1.42
Expected volatility of stock (%)	42.99
Risk-free interest rate (%)	2.89
Expected life (years)	2.82
Weighted average grant date fair value per unit	$91.43 - $118.97

The following table summarizes RSU and Performance Shares activity for fiscal 2023:

	RSUs		Performance Shares
		Weighted-		Weighted-
		Average		Average
		Grant-		Grant-
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Outstanding at May 29, 2022	807,727	$65.25	309,997	$66.27
Granted (a)	394,918	73.28	258,080	92.28
Vested (b)	(181,277)	66.43	(95,586)	67.56
Forfeited/expired/cancelled	(40,325)	66.36	(27,847)	71.86
Outstanding at May 28, 2023	981,043	$68.22	444,644	$80.74
(a)	Granted represents new grants and dividend equivalents accrued.

(b)	The aggregate fair value of awards that vested in fiscal 2023, 2022, and 2021 was $20.8 million, $22.4 million, and $29.3 million, respectively, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

Stock Options

Under some circumstances, we have granted options to employees and non-employee directors to purchase shares of our common stock at exercise prices equal to the fair market value of the underlying common stock on the grant date. Options granted to employees generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of seven years. Options granted to non-employee directors generally vest one year after the grant date and have a term of ten years. During the fifty-two weeks ended May 28, 2023, we granted 0.6 million stock options at a weighted-average grant date fair value of $25.93.

The following table provides the related assumptions used in the Black-Scholes model used to determine the fair value of stock options granted during the fiscal year ended May 28, 2023:

Assumptions
Dividend yield (%)	1.20 - 1.22
Expected volatility of stock (%)	33.73 - 34.06
Risk-free interest rate (%)	2.82 - 4.42
Expected life of stock option (years)	5.74 - 5.75

The following table summarizes stock option activity for fiscal 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	(per share)	Term (Years)	(in millions)
Outstanding at May 29, 2022	197,106	$33.36	4.1	$6.8
Granted	557,223	79.69
Exercised	(49,595)	33.81
Forfeited/cancelled	(2,895)	79.66
Outstanding at May 28, 2023	701,839	$69.92	7.9	$27.8

Exercisable at May 28, 2023	158,429	$36.05	3.6	$11.6	(a)
(a)	The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2023, or $109.45 as of May 26, 2023, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the fiscal year. The amount changes based on the fair market value of our common stock.

Compensation Expense

Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows:

	For the Fiscal Years Ended May
(in millions)	2023	2022	2021
Stock-settled RSUs	$20.1	$15.1	$13.9
Performance Shares	14.2	6.2	6.7
Stock options	4.2	—	—
Stock-settled compensation expense	38.5	21.3	20.6
Income tax benefit (a)	(7.1)	(3.9)	(3.7)
Total compensation expense, net of tax benefit	$31.4	$17.4	$16.9
(a)	Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.

Based on estimates at May 28, 2023, total unrecognized compensation expense related to stock-based awards was as follows:

		Remaining
		Weighted
	Unrecognized	Average
	Compensation	Recognition
(in millions, except data in years)	Expense	Period (in years)
Stock-settled RSUs	$32.1	1.3
Performance Shares	25.1	1.9
Stock options	10.2	1.6
Total unrecognized compensation expense	$67.4

11.   FAIR VALUE MEASUREMENTS

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of May 28, 2023
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Pension plan assets	$15.7	$7.3	$—	$23.0
Derivative assets (a)	—	3.0	—	3.0
Derivative liabilities (a)	—	(46.6)	—	(46.6)
Deferred compensation liabilities (b)	—	(22.6)	—	(22.6)
Fair value, net	$15.7	$(58.9)	$—	$(43.2)

	As of May 29, 2022
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Pension plan assets	$17.3	$7.8	$—	$25.1
Derivative assets (a)	—	7.0	—	7.0
Deferred compensation liabilities (b)	—	(21.6)	—	(21.6)
Fair value, net	$17.3	$(6.8)	$—	$10.5
(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swaps, option contracts, interest rate swaps and currency contracts. The fair values of our Level 2 derivative assets were determined using valuation models that use market observable inputs including both forward and spot prices for commodities and foreign currencies. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and derivative liabilities are presented within “Accrued liabilities” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not. Deferred compensation liabilities are primarily presented within “Other noncurrent liabilities” on our Consolidated Balance Sheets.

The fair values of cash equivalents, receivables, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

Non-financial assets such as property, plant and equipment, and intangible assets are recorded at fair value only if an impairment is recognized. Cost and equity investments are measured at fair value on a non-recurring basis.

At May 28, 2023, we had $2,170.0 million of fixed-rate and $1,309.8 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at May 28, 2023 was estimated to be $1,965.3 million.

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

12.   STOCKHOLDERS’ EQUITY

Our certificate of incorporation authorizes 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 145,665,683 shares of common stock issued and outstanding as of May 28, 2023. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding on May 28, 2023.

Share Repurchase Program

Our Board of Directors has authorized a program, with no expiration date, to repurchase up to $500.0 million of our common stock. During fiscal 2023, we purchased an aggregate of 569,698 shares for $45.0 million, or a weighted-average price of $78.99 per share. As of May 28, 2023, $223.9 million remained authorized for repurchase under the program.

Dividends

During fiscal 2023, 2022, and 2021, we paid $146.1 million, $138.4 million, and $135.3 million, respectively, of cash dividends to common stockholders. On June 2, 2023, we paid $40.8 million of dividends to stockholders of record as of the close of business on May 5, 2023. On July 19, 2023, our Board of Directors declared a cash dividend of $0.280 per share of common stock. This dividend will be paid on September 1, 2023, to stockholders of record as of the close of business on August 4, 2023.

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

Changes in AOCI, net of tax, as of May 28, 2023, were as follows:

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
(in millions)	Losses	Benefits	Other	Loss
Balance as of May 29, 2022	$(12.9)	$(3.3)	$0.6	$(15.6)
Other comprehensive income (loss) before reclassifications, net of tax	(14.2)	2.6	0.4	(11.2)
Net current-period other comprehensive income (loss)	(14.2)	2.6	0.4	(11.2)
Balance as of May 28, 2023	$(27.1)	$(0.7)	$1.0	$(26.8)

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

	For the Fiscal Years Ended May
(in millions)	2023	2022	2021
Net sales
Global	$2,934.4	$2,064.2	$1,911.5
Foodservice	1,489.1	1,318.2	1,017.3
Retail	797.7	594.6	603.4
Other	129.4	121.9	138.7
Total net sales	5,350.6	4,098.9	3,670.9
Product contribution margin (a)
Global (b)	595.5	252.2	306.2
Foodservice	551.0	449.3	340.0
Retail	280.1	109.4	120.2
Other (c)	(28.9)	2.2	47.8
	1,397.7	813.1	814.2
Add: Advertising and promotion expenses (a)	34.4	18.9	17.8
Gross profit	1,432.1	832.0	832.0
Selling, general and administrative expenses (d)	550.0	387.6	357.2
Income from operations	882.1	444.4	474.8
Interest expense, net (e)	109.2	161.0	118.3
Income tax expense	224.6	71.8	90.5
Equity method investment earnings (loss) (f)	460.6	(10.7)	51.8
Net income	$1,008.9	$200.9	$317.8
(a)	Product contribution margin represents net sales less cost of sales and advertising and promotion expenses. Product contribution margin includes advertising and promotion expenses because those expenses are directly associated with segment performance.

(b)	The fiscal year ended May 28, 2023 included a charge of $27.0 million ($20.0 million after-tax) related to the step-up and sale of inventory acquired from LW EMEA.

(c)	The Other segment primarily includes our vegetable and dairy businesses and unrealized mark-to-market adjustments associated with commodity hedging contracts.

(d)	Selling, general and administrative expenses for the fiscal year ended May 28, 2023 included a net $21.8 million ($12.2 million after-tax) gain related to actions taken to mitigate the effect of changes in currency rates on our purchase of the remaining equity interest in LW EMEA, net of other acquisition-related costs.

(e)	The fiscal year ended May 29, 2022 included a loss on extinguishment of debt of $53.3 million ($40.5 million after-tax), which includes a call premium of $39.6 million related to the redemption of our senior notes due 2024 and 2026, and the write-off of $13.7 million of previously unamortized debt issuance costs associated with those notes.

(f)	Equity method investment earnings (loss) for the fiscal year ended May 28, 2023 included a $425.8 million ($379.5 million after-tax) gain recognized in connection with our purchase of an additional 50% equity interest in LW EMEA, increasing our equity ownership from 50% to 100%, and our purchase of an additional 40% equity interest in LWAMSA, increasing our equity ownership from 50% to 90%. The gains related to remeasuring our initial equity interests in LW EMEA and LWAMSA to fair value. See Note 3, Acquisitions, for additional information.

Equity method investment earnings (loss) also included a $37.8 million ($28.0 million after-tax) unrealized loss, a $31.7 million ($23.5 million after-tax) unrealized gain, and a $8.6 million ($6.4 million after-tax) unrealized gain for the fiscal years ended May

28, 2023, May 29, 2022, and May 30, 2021, respectively, related to mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe have experienced significant volatility.

In May 2022, LW EMEA announced its intent to withdraw from its joint venture investment in Russia. As a result, LW EMEA determined that its net investment in Russia was impaired and recognized a non-cash impairment charge, of which our portion was $62.7 million (before and after-tax).

Assets by Segment

The manufacturing assets of Lamb Weston are shared across all reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.

Concentrations

Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 13%, 10%, and 11% of our consolidated net sales in fiscal 2023, 2022, and 2021, respectively. Sales to McDonald’s Corporation are included in our Global segment.

Other Information

The net sales of each of our Global, Foodservice, and Retail reporting segments are comprised of sales of frozen potato and frozen sweet potato products. The net sales of our Other reporting segment include:

	For the Fiscal Years Ended May
(in millions)	2023	2022	2021
Net sales
Vegetable	$86.7	$74.9	$91.3
Byproducts	27.8	33.5	36.1
Dairy	14.9	13.5	11.3
Total net sales	$129.4	$121.9	$138.7

Our operations are principally in the U.S. With respect to operations outside of the U.S., no single foreign country was significant with respect to consolidated operations in fiscal 2023, 2022, and 2021, however our international presence is growing. Foreign net sales, including sales by domestic segments to customers located outside of the U.S., were $1,225.2 million, $682.7 million, and $700.2 million in fiscal 2023, 2022, and 2021, respectively. Foreign long-lived assets are $1,195.8 million as of May 28, 2023. Foreign long-lived assets were not significant as of May 29, 2022.

Labor

At May 28, 2023, we had approximately 10,200 employees, of which approximately 2,500 of these employees work outside of the U.S. Approximately 30% of our employees are parties to collective bargaining agreements with terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times over the next several years.

Fiscal 2024 Segment Realignment

Effective May 29, 2023, in connection with our recent acquisitions and to align with our expanded global footprint, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as two business segments based on management’s change to the way it monitors performance, aligns strategies, and allocates resources. This resulted in a change from four reportable segments to two (North America and International), effective the beginning of fiscal 2024. All summary financial information on a prospective basis will be presented under the new reportable segments beginning with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending August 27, 2023.

14.   COMMITMENTS, CONTINGENCIES, GUARANTEES, AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 8, Debt and Financing Obligations), lease obligations (discussed in Note 9, Leases), purchase obligations and capital commitments for goods and services, and legal proceedings (discussed below).

Purchase Obligations and Capital Commitments

A summary of our purchase obligations, excluding capital commitments, as of May 28, 2023 are as follows. The expected timing of payments of the obligations in the table are estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations:

(in millions)	Purchase Obligations
2024	$93.2
2025	103.7
2026	38.6
2027	28.4
2028	24.4
Thereafter	321.7
Total (a)	$610.0
(a)	The amounts in the table above exclude purchase commitments under potato supply agreements due to uncertainty of pricing and quantity. Potato supply agreements have maximum contracted pricing with deductions for certain quality attributes, and quantities purchased are determined by the yields produced on contracted acres. Total purchases under all our potato supply agreements were $844.6 million, $717.6 million, and $621.4 million in fiscal 2023, 2022, and 2021, respectively.

We had capital commitments of approximately $623.9 million and $304.7 million as of May 28, 2023 and May 29, 2022, respectively, that represent commitments for construction of previously announced plants, french fry production lines, or plant modernization investments. Capital commitments were not recorded as liabilities on our Consolidated Balance Sheets as of May 28, 2023 as we had not yet received the related goods nor taken title to the property.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At May 28, 2023, we were not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If the fair value of such liability becomes material, we will accrue for it at that time.

We are a party to various potato purchase supply agreements with partner growers, under which they deliver their potato crop from the contracted acres to Lamb Weston during the harvest season, and pursuant to the potato supply agreements, pricing for this inventory is determined after delivery, taking into account crop size and quality, among other factors. Total purchases under these agreements were $166.6 million, $146.6 million, and $139.8 million in fiscal 2023, 2022, and 2021, respectively, under the terms of the potato supply agreements. These purchases are initially recorded in inventory and charged to cost of sales as related inventories are produced and subsequently sold. Under the terms of these potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 28, 2023, we have effectively guaranteed $44.9 million of supplier loans. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote. Under certain other potato supply agreements, we make advances to growers prior to the delivery of potatoes. The aggregate amounts of these advances were $22.5 million and $28.1 million at May 28, 2023 and May 29, 2022, respectively, and were recorded in “Prepaid expenses and other current assets,” on our Consolidated Balance Sheets.

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters would not have a material adverse effect on our financial condition, results of operations, or cash flows. It is reasonably possible that a change to an estimate of the foregoing matters may occur in the future.

Legal Proceedings

We are a party to various legal actions arising in the ordinary course of our business. These claims, legal proceedings and litigation principally arise from alleged casualty, product liability, employment, and other disputes. In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, we believe the outcome of any of these that are pending or threatened will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 28, 2023.

On February 28, 2023, we acquired the remaining interest in our Lamb-Weston/Meijer v.o.f. (“LW EMEA”) joint venture. We are in the process of integrating LW EMEA and have not yet included LW EMEA in our assessment of the effectiveness of our internal control over financial reporting. We are analyzing, evaluating, and where necessary, will implement changes in controls and procedures relating to the LW EMEA business as integration proceeds. As a result, this process may result in additions or changes to internal control over financial reporting. For fiscal 2023, LW EMEA accounted for 7% of consolidated net sales and as of May 28, 2023 represented 30% of consolidated total assets.

Based on this evaluation, which excludes the LW EMEA operations as indicated above, Lamb Weston’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 28, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management's assessment of internal control over financial reporting as of May 28, 2023 excludes internal control over financial reporting related to LW EMEA (acquired February 28, 2023), which accounted for 7% of consolidated net sales and 30% of consolidated total assets as of and for the year ended May 28, 2023. Based on this assessment, management concluded that, as of May 28, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit and Finance Committee of our Board of Directors.

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

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting that occurred during the quarter ended May 28, 2023. Except as it relates to the acquisition of the remaining interest of LW EMEA, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is included under the headings “Information About Our Executive Officers” and “Ethics and Governance” in Part 1, Item 1 of this Form 10-K, and will be included under the headings “Item 1. Election of Directors,” “Corporate Governance – Code of Conduct and Code of Ethics for Senior Corporate Financial Officers,” and “Board Committees and Membership – Audit and Finance Committee” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on September 28, 2023 (“2023 Proxy Statement”). This information from the 2023 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included under the headings “Board Committees and Membership – Compensation and Human Capital Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in our 2023 Proxy Statement. This information from the 2023 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year ended May 28, 2023.

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding	Equity Compensation Plans
	Warrants, and Rights	Options, Warrants, and	(Excluding Securities
Plan Category	(a)	Rights (b)	Reflected in Column A) (c)
Equity compensation plans approved by securityholders	2,215,563	$27.46	6,059,951
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	2,215,563	$27.46	6,059,951
(a)	Includes outstanding stock options, RSUs, and performance shares (assuming the target performance payout level) granted under the Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, as amended in 2017 (the “Stock Plan”). This number also includes shares payable with respect to certain compensation deferred under the Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan and the Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan. The number of securities to be issued excludes options that were exercised but not settled with our stock transfer agent as of May 28, 2023.

(b)	Weighted average exercise price of outstanding stock options only.

(c)	Represents shares available for issuance under the Stock Plan.

Information related to the security ownership of certain beneficial owners, directors and management will be included in our 2023 Proxy Statement under the heading “Information on Stock Ownership” and is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2023 Proxy Statement. This information from the 2023 Proxy Statement is incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included under the heading “Board Committees and Membership – Audit and Finance Committee” in our 2023 Proxy Statement. This information from the 2023 Proxy Statement is incorporated by reference into this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as part of this report:

1.	Financial Statements

All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The following consolidated financial statement schedule for fiscal 2023, 2022, and 2021 is included in this report:

Schedule II – Lamb Weston – Valuation and Qualifying Accounts

		Additions
		Charged
	Balance	to Costs,	Deductions	Balance
	Beginning of	Expenses	from	End of
(in millions)	Year	and Equity	Reserves	Year
Year ended May 28, 2023
Deferred tax asset valuation allowance	$50.1	$—	$0.6	$49.5

Year ended May 29, 2022
Deferred tax asset valuation allowance	$53.1	$—	$3.0	$50.1

Year ended May 30, 2021
Deferred tax asset valuation allowance	$54.5	$—	$1.4	$53.1

All other schedules are omitted because they are not applicable, not material, not required, or because the required information is included in the consolidated financial statements or the accompanying notes to financial statements, and therefore, have been omitted.

b)	The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit No.	Descriptions

2.1

Separation and Distribution Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 2.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

2.2

Sale and Purchase Agreement, by and among Lamb Weston Holdings, Inc., Lamb Weston Holland B.V., Meijer Beheer B.V. and Mr. Kees Meijer, dated as of October 19, 2022, incorporated herein by reference to Exhibit 2.1 to Lamb Weston Holdings, Inc.’s Current Report on Form 8-K/A filed on October 21, 2022 (File No. 001-37830)

3.1

Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

3.2

Amended and Restated Bylaws of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on March 24, 2023 (File No. 001-37830)

4.1

2028 Notes Indenture, dated as of May 12, 2020, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2028 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 12, 2020 (File No. 001-37830)

4.2

2030 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2030 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830)

4.3

2032 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2032 Notes), incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830)

4.4

Description of Lamb Weston Holdings, Inc.’s Securities, incorporated herein by reference to Exhibit 4.3 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2019 (File No. 001-37830)

10.1

Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.2

Amendment No. 6, dated as of August 11, 2021, to Credit Agreement, dated as of November 9, 2016, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-37830)

10.3

Fourth Amendment, dated as of January 31, 2023, to Credit Agreement, dated as of June 28, 2019, by and among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders and voting participants party thereto and AgWest Farm Credit, PCA (successor by merger to Northwest Farm Credit Services, PCA), as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on January 31, 2023 (File No. 001-37830)

10.4

Facility Agreement, dated as of February 28, 2022, among Ulanqab Lamb Weston Food Co., Ltd., the financial institutions party thereto and HSBC Bank (China) Company Limited, Shanghai Branch, as the facility agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s, Current Report on Form 8-K filed on February 22, 2022 (File No. 001-37830)

10.5

Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)*

10.6

Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan, incorporated herein by reference to Exhibit 10.7 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.7

Form of Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan Participation Agreement, incorporated herein by reference to Exhibit 10.8 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.8

Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan, amended and restated as of September 22, 2021, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 6, 2022 (File No. 001-37830)*

10.9

Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.4 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)*

10.10

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (pre-March 2017), incorporated herein by reference to Exhibit 10.14 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)*

10.11

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (pre-July 21, 2021), incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2020 (File No. 001-37830)*

10.12

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (post-July 21, 2021), incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2021 (File No. 001-37830)*

10.13

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-March 2017), incorporated herein by reference to Exhibit 10.23 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.14

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)*

10.15

Form of Lamb Weston Holdings, Inc. Performance Share Agreement (pre-July 21, 2021), incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2020 (File No. 001-37830)*

10.16

Form of Lamb Weston Holdings, Inc. Performance Share Agreement (post-July 21, 2021), incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2021 (File No. 001-37830)*

10.17

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2023 (File No. 001-37830)*

10.18

Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (post-July 20, 2022), incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.19

Form of Lamb Weston Holdings, Inc. Performance Share Agreement (post-July 20, 2022), incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.20

Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-July 20, 2022), incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.21

Form of Lamb Weston Holdings, Inc. Leveraged Performance Share Agreement, incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.22

Letter Agreement, dated as of May 21, 2021, between Lamb Weston Holdings, Inc. and Bernadette Madarieta, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 25, 2021 (File No. 001-37830)*

10.23

Amendment No. 7, dated as of June 15, 2023, to Credit Agreement, dated as of November 9, 2016, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders named therein, and Bank of America, N.A., as administrative agent

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

LAMB WESTON HOLDINGS, INC.
LAMB WESTON HOLDINGS, INC.

	By:	/s/ BERNADETTE M. MADARIETA
Bernadette M. Madarieta
Chief Financial Officer

	Date:	July 25, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS P. WERNER	President and Chief Executive Officer and Director (Principal Executive Officer)	July 25, 2023
Thomas P. Werner

/s/ BERNADETTE M. MADARIETA	Chief Financial Officer (Principal Financial Officer)	July 25, 2023
Bernadette M. Madarieta

/s/ GREGORY W. JONES	Vice President and Controller (Principal Accounting Officer)	July 25, 2023
Gregory W. Jones

/s/ PETER J. BENSEN	Director	July 25, 2023
Peter J. Bensen

/s/ CHARLES A. BLIXT	Director	July 25, 2023
Charles A. Blixt

/s/ ROBERT J. COVIELLO	Director	July 25, 2023
Robert J. Coviello

/s/ RITA FISHER	Director	July 25, 2023
Rita Fisher

/s/ ANDRÉ J. HAWAUX	Director	July 25, 2023
André J. Hawaux

/s/ WILLIAM G. JURGENSEN	Director	July 25, 2023
William G. Jurgensen

/s/ THOMAS P. MAURER	Director	July 25, 2023
Thomas P. Maurer

/s/ HALA G. MODDELMOG	Director	July 25, 2023
Hala G. Moddelmog

/s/ ROBERT A. NIBLOCK	Director	July 25, 2023
Robert A. Niblock

/s/ MARIA RENNA SHARPE	Director	July 25, 2023
Maria Renna Sharpe