Form 10-Q
period 2023-08-27
Lamb Weston Holdings, Inc.
filed 2023-10-05
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2023

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

As of September 28, 2023, the Registrant had 144,927,051 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended
	August 27,	August 28,
	2023	2022
Net sales	$1,665.3	$1,125.6
Cost of sales	1,165.8	852.3
Gross profit	499.5	273.3
Selling, general and administrative expenses	176.2	116.3
Income from operations	323.3	157.0
Interest expense, net	30.7	26.0
Income before income taxes and equity method earnings	292.6	131.0
Income tax expense	69.9	73.7
Equity method investment earnings	12.1	174.6
Net income	$234.8	$231.9
Earnings per share:
Basic	$1.61	$1.61
Diluted	$1.60	$1.60
Weighted average common shares outstanding:
Basic	145.7	144.0
Diluted	146.6	144.6

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited, in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 27, 2023			August 28, 2022
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$304.7	$(69.9)	$234.8	$305.6	$(73.7)	$231.9
Other comprehensive income (loss):
Unrealized pension and post-employment benefit obligations	(0.2)	—	(0.2)	—	—	—
Unrealized currency translation gains (losses)	0.8	0.4	1.2	(31.7)	1.0	(30.7)
Other	—	—	—	0.2	—	0.2
Comprehensive income	$305.3	$(69.5)	$235.8	$274.1	$(72.7)	$201.4

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, in millions, except share data)

	August 27,	May 28,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$163.3	$304.8
Receivables, less allowance for doubtful accounts of $2.5 and $2.6	725.7	724.2
Inventories	872.9	932.0
Prepaid expenses and other current assets	84.4	166.2
Total current assets	1,846.3	2,127.2
Property, plant and equipment, net	3,008.6	2,808.0
Operating lease assets	145.6	146.1
Goodwill	1,041.7	1,040.7
Intangible assets, net	108.8	110.2
Other assets	388.6	287.6
Total assets	$6,539.6	$6,519.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$140.8	$158.5
Current portion of long-term debt and financing obligations	55.1	55.3
Accounts payable	678.5	636.6
Accrued liabilities	411.0	509.8
Total current liabilities	1,285.4	1,360.2
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,248.5	3,248.4
Deferred income taxes	255.8	252.1
Other noncurrent liabilities	246.9	247.8
Total long-term liabilities	3,751.2	3,748.3
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 150,679,160 and 150,293,511 shares issued	150.7	150.3
Treasury stock, at cost, 5,752,260 and 4,627,828 common shares	(427.8)	(314.3)
Additional distributed capital	(548.7)	(558.6)
Retained earnings	2,354.6	2,160.7
Accumulated other comprehensive loss	(25.8)	(26.8)
Total stockholders’ equity	1,503.0	1,411.3
Total liabilities and stockholders’ equity	$6,539.6	$6,519.8

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Thirteen Weeks Ended August 27, 2023 and August 28, 2022
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 28, 2023	145,665,683	$150.3	$(314.3)	$(558.6)	$2,160.7	$(26.8)	$1,411.3
Dividends declared, $0.280 per share	—	—	—	—	(40.8)	—	(40.8)
Common stock issued	385,649	0.4	—	—	—	—	0.4
Stock-settled, stock-based compensation expense	—	—	—	9.9	—	—	9.9
Repurchase of common stock and common stock withheld to cover taxes	(1,124,432)	—	(113.5)	—	—	—	(113.5)
Other	—	—	—	—	(0.1)	—	(0.1)
Comprehensive income	—	—	—	—	234.8	1.0	235.8
Balance at August 27, 2023	144,926,900	$150.7	$(427.8)	$(548.7)	$2,354.6	$(25.8)	$1,503.0

Balance at May 29, 2022	144,071,428	$148.0	$(264.1)	$(813.3)	$1,305.5	$(15.6)	$360.5
Dividends declared, $0.245 per share	—	—	—	—	(35.2)	—	(35.2)
Common stock issued	241,391	0.3	—	0.2	—	—	0.5
Stock-settled, stock-based compensation expense	—	—	—	7.6	—	—	7.6
Repurchase of common stock and common stock withheld to cover taxes	(482,232)	—	(33.0)	—	—	—	(33.0)
Other	—	—	—	8.6	(0.4)	—	8.2
Comprehensive income	—	—	—	—	231.9	(30.5)	201.4
Balance at August 28, 2022	143,830,587	$148.3	$(297.1)	$(796.9)	$1,501.8	$(46.1)	$510.0

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, in millions)

	Thirteen Weeks Ended
	August 27,	August 28,
	2023	2022
Cash flows from operating activities
Net income	$234.8	$231.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	70.1	49.8
Stock-settled, stock-based compensation expense	9.9	7.6
Equity method investment earnings in excess of distributions	(12.2)	(174.6)
Deferred income taxes	3.6	34.5
Other	9.3	(2.8)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	0.4	9.9
Inventories	60.2	(51.5)
Income taxes payable/receivable, net	61.2	42.3
Prepaid expenses and other current assets	62.8	45.5
Accounts payable	(22.4)	24.3
Accrued liabilities	(143.1)	(24.8)
Net cash provided by operating activities	$334.6	$192.1
Cash flows from investing activities
Additions to property, plant and equipment	(267.3)	(101.2)
Additions to other long-term assets	(37.4)	(20.0)
Acquisition of interests in joint ventures, net	—	(42.3)
Other	(0.1)	(3.4)
Net cash used for investing activities	$(304.8)	$(166.9)
Cash flows from financing activities
Proceeds from issuance of debt	15.1	13.8
Repayments of short-term borrowings, net	(18.9)	—
Repayments of debt and financing obligations	(13.7)	(8.0)
Dividends paid	(40.8)	(35.3)
Repurchase of common stock and common stock withheld to cover taxes	(113.5)	(34.4)
Other	0.1	0.4
Net cash used for financing activities	$(171.7)	$(63.5)
Effect of exchange rate changes on cash and cash equivalents	0.4	(1.4)
Net decrease in cash and cash equivalents	(141.5)	(39.7)
Cash and cash equivalents, beginning of period	304.8	525.0
Cash and cash equivalents, end of period	$163.3	$485.3

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”) is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We have two reportable segments: North America and International. See Note 12, Segments, for additional information on our reportable segments.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston for the thirteen weeks ended August 27, 2023 and August 28, 2022, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).

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

These financial statements and related condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023 (the “Form 10-K”), where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. We filed the Form 10-K with the Securities and Exchange Commission on July 25, 2023.

Effective May 29, 2023, in connection with our recent acquisitions and to align with our expanded global footprint, we began managing our operations in two reportable segments, North America and International, as further described in Note 12, Segments.

Certain amounts from prior period consolidated financial statements have been reclassified to conform with current period presentation.

There were no accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended
	August 27,	August 28,
(in millions, except per share amounts)	2023	2022
Numerator:
Net income	$234.8	$231.9

Denominator:
Basic weighted average common shares outstanding	145.7	144.0
Add: Dilutive effect of employee incentive plans (a)	0.9	0.6
Diluted weighted average common shares outstanding	146.6	144.6

Earnings per share:
Basic	$1.61	$1.61
Diluted	$1.60	$1.60
(a)	Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of August 27, 2023, 0.2 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of August 28, 2022, 0.6 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES

Income tax expense for the thirteen weeks ended August 27, 2023 and August 28, 2022 was as follows:

	Thirteen Weeks Ended
	August 27,	August 28,
(in millions)	2023	2022
Income before income taxes and equity method earnings	$292.6	$131.0
Equity method investment earnings	12.1	174.6
Income tax expense	69.9	73.7
Effective tax rate (a)	22.9%	24.1%
(a)	The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.

Excluding the impact of the following items, our effective tax rate was 23.1% for the thirteen weeks ended August 27, 2023:

●	Integration and acquisition-related expenses recognized in connection with our acquisition of the remaining 50% equity interest (the “LW EMEA Acquisition”) in Lamb-Weston/Meijer v.o.f., our former European joint venture (“LW EMEA”).
●	The step-up and sale of inventory related to the LW EMEA Acquisition.
●	Mark-to-market adjustments associated with changes in commodity and currency derivatives.
●	Foreign currency exchange losses.

Excluding the impact of mark-to-market adjustments associated with changes in commodity and currency derivatives, our effective tax rate was 25.0% for the thirteen weeks ended August 28, 2022.

Income Taxes Paid

Income taxes paid, net of refunds, were $4.2 million during the thirteen weeks ended August 27, 2023. Income tax refunds, net of taxes paid, were $3.2 million during the thirteen weeks ended August 28, 2022.

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

	August 27,	May 28,
(in millions)	2023	2023
Raw materials and packaging	$111.2	$145.7
Finished goods	682.9	708.3
Supplies and other	78.8	78.0
Inventories	$872.9	$932.0

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	August 27,	May 28,
(in millions)	2023	2023
Land and land improvements	$164.0	$163.2
Buildings, machinery and equipment	3,621.8	3,576.6
Furniture, fixtures, office equipment and other	113.5	112.0
Construction in progress	1,045.9	832.0
Property, plant and equipment, at cost	4,945.2	4,683.8
Less accumulated depreciation	(1,936.6)	(1,875.8)
Property, plant and equipment, net	$3,008.6	$2,808.0

Depreciation expense was $65.9 million and $47.3 million for the thirteen weeks ended August 27, 2023 and August 28, 2022, respectively. At August 27, 2023 and May 28, 2023, purchases of property, plant and equipment included in accounts payable were $159.3 million and $82.6 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended August 27, 2023 and August 28, 2022, was $10.5 million and $2.0 million, respectively.

6.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, during the thirteen weeks ended August 27, 2023:

(in millions)	North America	International	Total
Balance at May 28, 2023 (a)	$722.4	$318.3	$1,040.7
Foreign currency translation adjustment	—	1.0	1.0
Balance at August 27, 2023	$722.4	$319.3	$1,041.7

(a)	As a result of our change in segments, effective May 29, 2023, goodwill was reassigned to the North America and International segments based on relative fair value using a market approach. Before and after the reassignment of our goodwill, we completed impairment assessments and concluded there were no indications of impairment in our segments. See Note 12, Segments, for more information related to the change in segments.

Other identifiable intangible assets were as follows:

	August 27, 2023				May 28, 2023
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
(in millions, except useful lives)	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	14	121.9	(31.1)	90.8	14	121.4	(29.2)	92.2
		$139.9	$(31.1)	$108.8		$139.4	$(29.2)	$110.2
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Amortization expense, including developed technology amortization expense, was $2.7 million and $1.4 million for the thirteen weeks ended August 27, 2023 and August 28, 2022, respectively. Foreign intangible assets are affected by foreign currency translation.

7.    OTHER ASSETS

The components of other assets were as follows:

	August 27,	May 28,
(in millions)	2023	2023
Capitalized software costs	$199.9	$175.4
Property, plant and equipment deposits	101.2	30.5
Equity method investments	55.5	43.5
Other	32.0	38.2
Other assets	$388.6	$287.6

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	August 27,	May 28,
(in millions)	2023	2023
Compensation and benefits	$101.9	$187.5
Accrued trade promotions	86.6	86.1
Taxes payable	65.5	21.2
Dividends payable to shareholders	40.8	40.8
Current portion of operating lease obligations	28.9	28.5
Derivative liabilities and payables	23.1	53.9
Accrued interest	18.9	31.1
Plant utilities and accruals	15.3	27.2
Other	30.0	33.5
Accrued liabilities	$411.0	$509.8

9.   DEBT AND FINANCING OBLIGATIONS

The components of our debt, including financing obligations, were as follows:

(in millions)	August 27, 2023		May 28, 2023
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
U.S. revolving credit facility	$—	—%	$—	7.710%
Euro revolving credit facility	124.2	4.523	149.2	4.230
Other credit facilities	19.4	(a)	11.4	(a)
	143.6		160.6
Long-term debt:
Term A-1 loan facility, due June 2026 (b)	240.0	7.133	243.8	5.210
Term A-2 loan facility, due April 2025 (b)	276.2	7.133	280.3	5.380
Term A-3 loan facility, due January 2030 (b)	444.4	7.283	450.0	6.850
RMB loan facility, due February 2027	106.7	4.546	94.7	4.600
Euro loan facility, due December 2024	81.0	3.920	80.4	2.010
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,318.3		3,319.2
Financing obligations:
Lease financing obligations due on various dates through 2040	7.4		7.7

Total debt and financing obligations	3,469.3		3,487.5
Debt issuance costs and debt discounts (c)	(24.9)		(25.3)
Short-term borrowings, net of debt discounts	(140.8)		(158.5)
Current portion of long-term debt and financing obligations	(55.1)		(55.3)
Long-term debt and financing obligations, excluding current portion	$3,248.5		$3,248.4
(a)	Other credit facilities consist of several short-term facilities at one of our subsidiaries used for working capital needs and have various interest rates.

(b)	The interest rates on the Term A-1, A-2, and A-3 loans do not include anticipated patronage dividends. We have received and expect to continue receiving patronage dividends under all three term loan facilities.

(c)	Excludes debt issuance costs of $2.3 million and $2.5 million as of August 27, 2023 and May 28, 2023, respectively, related to our U.S. revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.

As of August 27, 2023, we had no borrowings outstanding under our U.S. revolving credit facility and $994.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million.

For the thirteen weeks ended August 27, 2023 and August 28, 2022, we paid $56.9 million and $56.8 million of interest on debt, respectively.

For more information about our debt and financing obligations, interest rates, and debt covenants, see Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

10.   FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, receivables, accounts payable, and short-term debt approximate their carrying amounts due to their short duration.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of August 27, 2023
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Derivative assets (a)	$—	$6.2	$—	$6.2
Derivative liabilities (a)	—	(23.1)	—	(23.1)
Deferred compensation liabilities (b)	—	(25.0)	—	(25.0)
Fair value, net	$—	$(41.9)	$—	$(41.9)

	As of May 28, 2023
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Derivative assets (a)	$—	$3.0	$—	$3.0
Derivative liabilities (a)	—	(46.6)	—	(46.6)
Deferred compensation liabilities (b)	—	(22.6)	—	(22.6)
Fair value, net	$—	$(66.2)	$—	$(66.2)

(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swaps, option contracts, interest rate swaps and currency contracts. The fair values of our Level 2 derivative assets were determined using valuation models that use market observable inputs including both forward and spot prices for commodities and foreign currencies. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and derivative liabilities are presented within “Accrued liabilities” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not. Deferred compensation liabilities are primarily presented within “Other noncurrent liabilities” on our Consolidated Balance Sheets.

As of August 27, 2023, we had $2,170.0 million of fixed-rate and $1,291.9 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $1,926.9 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

11.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

Our Board of Directors authorized a program, with no expiration date, to repurchase up to $500.0 million of our common stock. During the thirteen weeks ended August 27, 2023, we repurchased 992,365 shares for an aggregate purchase price of $100.0 million, or a weighted-average price of $100.77 per share. As of August 27, 2023, $123.9 million remained authorized for repurchase under the program.

Dividends

During the thirteen weeks ended August 27, 2023, we paid $40.8 million of dividends to our common stockholders. On September 1, 2023, we paid $40.8 million of dividends to stockholders of record as of the close of business on August 4, 2023. On September 28, 2023, our Board of Directors declared a dividend of $0.28 per share of our common stock. This dividend will be paid on December 1, 2023, to stockholders of record as of the close of business on November 3, 2023.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes, as of August 27, 2023 were as follows:

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
(in millions)	Losses	Benefits	Other	Loss
Balance as of May 28, 2023	$(27.1)	$(0.7)	$1.0	$(26.8)
Other comprehensive income before reclassifications, net of tax	1.2	(0.2)	—	1.0
Net current-period other comprehensive income	1.2	(0.2)	—	1.0
Balance as of August 27, 2023	$(25.9)	$(0.9)	$1.0	$(25.8)

12.    SEGMENTS

Effective May 29, 2023, to align with our expanded global footprint following the completion of the LW EMEA Acquisition, management, including our chief executive officer (who is our chief operating decision maker), began managing operations in two business segments based on management’s change to the way it monitors performance, aligns strategies, and allocates resources. As a result of this change, we now have two operating segments, each of which is a reportable segment: North America and International. Our chief operating decision maker receives periodic management reports under this structure, which, as discussed above, informs operating decisions, performance assessment, and resource allocation decisions at the segment level. These reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment.

	Thirteen Weeks Ended
	August 27,	August 28,
(in millions)	2023	2022
Segment net sales
North America	$1,135.4	$955.6
International (a)	529.9	170.0
	$1,665.3	$1,125.6

Thirteen Weeks Ended August 27, 2023	North America	International (a)	Unallocated Corporate Costs (c)	Total Company
Adjusted EBITDA	$379.4	$89.6	$(56.2)	$412.8
Unrealized derivative losses (gains)	—	—	(27.3)	(27.3)
Foreign currency exchange losses	—	—	7.4	7.4
Items impacting comparability:
Inventory step-up from acquisition	—	22.5	—	22.5
Integration and acquisition-related items, net	—	—	4.0	4.0
Depreciation and amortization (d)	43.7	26.2	0.9	70.8
Income (loss) from operations including equity method investment earnings	$335.7	$40.9	$(41.2)	335.4
Interest expense, net				30.7
Income tax expense				69.9
Net income				$234.8

Thirteen Weeks Ended August 28, 2022
Adjusted EBITDA	$231.8	$33.1	$(30.3)	$234.6
Unrealized derivative losses	—	—	4.0	4.0
Foreign currency exchange losses	—	—	1.0	1.0
Unconsolidated joint venture unrealized derivative losses (gains)	—	—	(144.5)	(144.5)
Item impacting comparability:
Gain on acquisition of interest in joint ventures (b)	—	(15.1)	—	(15.1)
Depreciation and amortization (d)	41.3	15.8	0.5	57.6
Income from operations including equity method investment earnings	$190.5	$32.4	$108.7	331.6
Interest expense, net				26.0
Income tax expense				73.7
Net income				$231.9
(a)	We acquired the remaining interest in LW EMEA in the fourth quarter of fiscal 2023. Accordingly, LW EMEA’s adjusted EBITDA is reported in the International segment for the thirteen weeks ended August 27, 2023, whereas in the same period in the prior year, our 50% equity interest in LW EMEA was recorded using equity method accounting. As a result, only 50% of LW EMEA’s adjusted EBITDA is reported in the International segment for the thirteen weeks ended August 28, 2022.

(b)	The thirteen weeks ended August 28, 2022 included a $15.1 million (before and after-tax) gain recognized in connection with our acquisition of an additional 40% equity interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”) in July 2022. This gain related to remeasuring our previously held 50% equity interest to fair value, recorded in “Equity method investment earnings” in the Consolidated Statements of Earnings, and is excluded from the financial results of our International segment.
(c)	Unallocated corporate costs included costs related to corporate support staff and support services, foreign exchange gains and losses and unrealized mark-to-market derivative gains and losses. Support services include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments.

Unallocated corporate costs for the thirteen weeks ended August 27, 2023 included unallocated corporate costs of LW EMEA whereas in the same period in the prior year, our portion of LW EMEA’s unallocated corporate costs were recorded in “Equity method investment earnings” in the International segment

(d)	Depreciation and amortization included interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.2 million and $8.9 million for the thirteen weeks ended August 27, 2023 and August 28, 2022, respectively.

13.   COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Information" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and in “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2023 (the “Form 10-K”), which we filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on July 25, 2023.

Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “would,” “believe,” “deliver,” “counter,” “manage,” “anticipate,” “drive,” “leverage,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, execution, capital expenditures and investments, pricing actions, cash flows, liquidity, dividends, enterprise resource planning (“ERP”) system implementation, integration of our former European joint venture, Lamb-Weston/Meijer v.o.f. (“LW EMEA”), and business and financial outlook and prospects, as well as inflation, our industry, and global economic conditions. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: the availability and prices of raw materials and other commodities; labor shortages and other operational challenges; an uncertain general economic environment, including inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; risks associated with integrating acquired businesses, including LW EMEA; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we operate; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the war in Ukraine and the possible related heightening of our other known risks; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with other possible acquisitions; our debt levels; changes in our relationships with our growers or significant customers; actions of governments and regulatory factors affecting our businesses; the ultimate outcome of litigation or any product recalls; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data (Adjusted EBITDA) that is prepared using non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definition of Adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, net income. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.

Executive Summary

In the first quarter of fiscal 2024, we drove solid sales growth and earnings growth, reflecting: the carryover benefit of pricing actions taken in the prior year to counter input cost inflation; incremental sales and earnings from the acquisitions of the remaining equity interest in LW EMEA, our former joint venture in Europe, and an additional equity interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), our joint venture in Argentina; the timing of trade spending in North America; favorable mix; and supply chain productivity savings. Sales volumes, excluding the benefit of acquisitions, declined, primarily due to our decisions to strategically manage our customer and product mix by exiting certain lower-priced and lower-margin business. Volume elasticities remained low. Overall demand for frozen potato products in the North America and most key international markets remained solid, although restaurant traffic trends continued to be soft compared to pre-pandemic traffic levels as consumers faced persistent inflation, including for food purchased away from home.

Gross profit in the first quarter increased as favorable price/mix, including benefits from the timing of trade spending, more than offset higher input and manufacturing costs on a per pound basis as well as the impact of lower sales volumes. Incremental earnings from the consolidation of the financial results of LW EMEA also contributed to the increase. The gross profit increase was partially offset by higher selling, general and administrative (“SG&A”) expenses, resulting in an increase in income from operations. Higher income from operations drove the increase in net income and diluted EPS.

In the first quarter of fiscal 2024, we generated net cash from operating activities of $334.6 million, up $142.5 million versus the prior year quarter, due to higher earnings, partially offset by increased working capital. We ended the first quarter with $163.3 million of cash and cash equivalents and a $1.0 billion undrawn U.S. revolving credit facility. In addition, we returned $140.8 million to our common stockholders, including $100.0 million of share repurchases and $40.8 million in cash dividends.

Outlook

In fiscal 2024, we expect to deliver net sales and earnings growth, and to benefit from incremental sales and earnings during the first three quarters of the fiscal year attributable to the consolidation of the financial results of LW EMEA, as compared to the first three quarters of fiscal 2023. In addition to the incremental sales related to the consolidation of LW EMEA, we expect our net sales growth to be largely driven by pricing actions to counter input cost inflation, and expect sales volumes will be pressured by our decisions to strategically manage our customer and product mix by exiting certain lower-priced and lower-margin business. We also anticipate that demand for our products in the near term may be tempered by softer restaurant traffic trends in North America and other key markets as our customers and consumers both respond to challenging macroeconomic environments.

We expect our earnings growth to be largely driven by sales and gross profit growth, and that the rate of input cost inflation, driven largely by higher potato costs, will, in aggregate, moderate as compared to fiscal 2023 inflation rates. We anticipate that the increase in gross profit will be partially offset by higher SG&A, reflecting: incremental expense attributable to the consolidation of the financial results of LW EMEA; increased investments to upgrade our information systems and ERP infrastructure; non-cash amortization of intangible assets associated with the acquisition of the remaining equity interest in LW EMEA as well as prior investments in our ERP infrastructure; and higher compensation and benefits expense due to increased employee headcount.

We believe in the long-term growth outlook for the frozen potato category and that Lamb Weston is well-positioned to drive sustainable, profitable growth, and to better serve customers around the world as we seek to leverage commercial and operational benefits from our acquisition of the remaining equity interest in LW EMEA (the “LW EMEA Acquisition”), as well as the benefits we expect from our previously announced capacity expansion investments in China, the U.S., Argentina, and the Netherlands.

Results of Operations

Effective May 29, 2023, to align with our expanded global footprint following the completion of our acquisition of the remaining 50% interest in LW EMEA, management, including our chief executive officer (who is our chief operating decision maker), began managing operations in two business segments based on management’s change to the way it monitors performance, aligns strategies, and allocates resources. As a result of this change, we now have two operating segments, each of which is a reportable segment: North America and International. We report net sales and Adjusted EBITDA by segment and on a consolidated basis, which are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Adjusted EBITDA is a non-GAAP financial measure. For additional information on our reportable segments, Segment Adjusted EBITDA, and Adjusted EBITDA, see Note 12, Segments, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and “Non-GAAP Financial Measures” below. Prior period segment data has been retrospectively adjusted to conform with current period classification.

Thirteen Weeks Ended August 27, 2023 compared to Thirteen Weeks Ended August 28, 2022

Net Sales and Segment Adjusted EBITDA

	Thirteen Weeks Ended
	August 27,	August 28,	%
(in millions, except percentages)	2023	2022	Increase
Segment net sales
North America	$1,135.4	$955.6	19%
International	529.9	170.0	212%
	$1,665.3	$1,125.6	48%

Segment Adjusted EBITDA
North America	$379.4	$231.8	64%
International	89.6	33.1	171%

Net Sales

Compared to the prior year quarter, net sales for the first quarter of fiscal 2024 increased $539.7 million, or 48%, to $1,665.3 million, and included $374.9 million of incremental sales attributable to the consolidation of the financial results of (1) LW EMEA, following the completion of the LW EMEA Acquisition in February 2023, and (2) LWAMSA, following our acquisition in July 2022 of an additional 40% equity interest in LWAMSA (the “LWAMSA Acquisition” and, together with the LW EMEA Acquisition, the “Acquisitions”).

Net sales, excluding the incremental sales attributable to the Acquisitions, grew 15% versus the prior year quarter. Price/mix increased 23%, reflecting the benefit of pricing actions across each of our business segments to counter input and manufacturing cost inflation, the timing of trade spending in North America, and favorable mix, partially offset by lower customer transportation charges. Volume declined 8%, primarily reflecting our decisions to exit certain lower-priced and lower-margin business as we continue to strategically manage customer and product mix. To a lesser extent, inventory destocking by certain customers in international markets and in select U.S. retail channels also pressured volumes. Volume elasticities in response to inflation-based pricing actions across our portfolio have generally been low.

North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, increased $179.8 million, or 19%, to $1,135.4 million. Price/mix increased 24%, reflecting the carryover benefit of pricing actions taken in fiscal 2023 to counter inflationary pressures, as well as favorable mix, partially offset by lower customer transportation charges. Volume declined 5%, primarily reflecting our decisions to exit certain lower-priced and lower-margin business. To a lesser extent, lower shipments in response to inventory destocking by certain customers also pressured volumes.

International segment net sales, which includes all sales to customers outside of North America, increased $359.9 million, or 212%, to $529.9 million, and included $374.9 million of incremental sales attributable to the Acquisitions. International segment net sales, excluding the incremental sales attributable to the Acquisitions, declined 9%. Price/mix increased 18%, driven by the carryover benefit of pricing actions taken in fiscal 2023 to counter inflationary pressures, as well as favorable mix, partially offset by lower customer transportation charges. Volume declined 27%, primarily reflecting our decisions to exit certain lower-priced and lower-margin business. To a lesser extent, lower shipments in response to inventory destocking by certain customers in several markets in the Asia-Pacific region also pressured volume.

Gross Profit

Gross profit increased $226.2 million, or 83%, to $499.5 million, and included $22.5 million of costs ($16.7 million after-tax, or $0.11 per share) associated with the sale of inventory stepped-up to fair value in the LW EMEA Acquisition, and a $31.7 million ($23.8 million after-tax, or $0.16 per share) unrealized gain related to mark-to-market adjustments associated with commodity hedging contracts. The prior year quarter included a $4.0 million ($3.0 million after-tax, or $0.02 per share) unrealized loss related to mark-to-market adjustments associated with commodity hedging contracts. We have identified LW EMEA integration and acquisition-related items as items impacting comparability, and all unrealized mark-to-market gains and losses related to commodity derivatives as adjustments, in the current and prior year quarters.

Excluding unrealized mark-to-market commodity gains and losses and items impacting comparability, gross profit increased $213.0 million, driven primarily by: benefits from pricing actions, which more than offset the impact of higher costs on a per pound basis and lower sales volumes; the timing of trade spending in North America; and incremental earnings attributable to the consolidation of the financial results of LW EMEA. The higher costs per pound reflected mid-to-high-single-digit cost inflation for key inputs, including: raw potatoes, labor, ingredients such as grains and starches used in product coatings, and energy. The increase in per pound costs was partially offset by lower costs for edible oils and transportation.

Selling, General and Administrative Expenses

SG&A increased $59.9 million to $176.2 million in the first quarter of fiscal 2024, and included $4.0 million of LW EMEA integration and acquisition-related expenses ($3.0 million after-tax, or $0.02 per share), $4.4 million ($3.3 million after-tax, or $0.02 per share) of unrealized losses related to mark-to-market adjustments associated with currency hedging contracts, and $7.4 million ($5.5 million after-tax, or $0.04 per share) of foreign currency exchange losses. The prior year quarter included $1.0 million ($0.7 million after-tax, with no per share impact) of foreign currency exchange losses. Excluding these items, SG&A increased $45.1 million to $160.4 million, primarily due to incremental expenses attributable to the consolidation of the financial results of LW EMEA, and higher expenses related to improving our information systems and ERP infrastructure.

Segment Adjusted EBITDA

North America Segment Adjusted EBITDA increased $147.6 million to $379.4 million. The carryover benefit of pricing actions, the timing of trade spending, and favorable mix drove the increases, which were partially offset by higher costs per pound and the impact of lower volumes.

International Segment Adjusted EBITDA increased $56.5 million to $89.6 million, up 171 percent and excluded $22.5 million of costs ($16.7 million after-tax, or $0.11 per share) associated with the sale of inventory stepped-up to fair value in the LW EMEA Acquisition. Incremental earnings from the consolidation of the financial results of LW EMEA and favorable price/mix drove the increases, which were partially offset by higher costs per pound and the impact of lower volumes.

Interest Expense, Net

Compared with the prior year quarter, interest expense, net increased $4.7 million to $30.7 million, reflecting the impact of higher total debt outstanding and higher interest rates on our floating rate debt, partially offset by higher capitalized interest related to our manufacturing expansion projects and interest income.

Income Tax Expense

Income tax expense for the first quarter of fiscal 2024 and 2023 was $69.9 million and $73.7 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.9% and 24.1% for the first quarter of fiscal 2024 and 2023, respectively. Excluding foreign currency exchange and unrealized mark-to-market derivative gains and losses and items impacting comparability, our effective tax rate for the first quarter of fiscal 2024 and 2023 was 23.1% and 25.0%, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.

Equity Method Investment Earnings

Equity method investment earnings from unconsolidated joint ventures were $12.1 million and $174.6 million for the first quarter of fiscal 2024 and 2023, respectively. The results in the current quarter include earnings associated with our 50% interest in Lamb Weston/RDO Frozen, an unconsolidated joint venture in the U.S., while results in the prior year quarter also included earnings associated with our 50% interests in LW EMEA and LWAMSA. The results in the prior year quarter include a $144.5 million unrealized gain related to mark-to-market adjustments associated with currency and commodity hedging contracts ($107.2 million after-tax, or $0.74 per share), and a $15.1 million gain (before and after-tax, or $0.10 per share) recognized in connection with the LWAMSA Acquisition, which related to remeasuring our previously held 50% ownership interest to fair value.

Excluding these items, equity method investment earnings declined $2.9 million compared to the prior year quarter, largely due to LW EMEA earnings being included in the prior year quarter.

Liquidity and Capital Resources

Sources and Uses of Cash

As of August 27, 2023, we had $163.3 million of cash and cash equivalents and a $1.0 billion undrawn U.S. revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our credit facilities, is our primary source of liquidity for funding business requirements. Our funding requirements include capital expenditures for announced manufacturing expansions in China, Idaho, the Netherlands, and Argentina, as well as capital investments to upgrade information systems and ERP infrastructure, working capital requirements, and dividends.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirteen Weeks Ended
	August 27,	August 28,
(in millions)	2023	2022
Net cash flows provided by (used for):
Operating activities	$334.6	$192.1
Investing activities	(304.8)	(166.9)
Financing activities	(171.7)	(63.5)
	(141.9)	(38.3)
Effect of exchange rate changes on cash and cash equivalents	0.4	(1.4)
Net decrease in cash and cash equivalents	(141.5)	(39.7)
Cash and cash equivalents, beginning of period	304.8	525.0
Cash and cash equivalents, end of period	$163.3	$485.3

Operating Activities

In the first quarter of fiscal 2024, cash provided by operating activities increased $142.5 million to $334.6 million, compared with $192.1 million in the same period a year ago. The increase related to a $169.1 million increase in income from operations, adjusted for non-cash income and expenses, partially offset by $26.6 million of cash used for unfavorable changes in working capital, primarily related to the timing of incentive accruals and accounts payable payments. See “Results of Operations” in this MD&A for more information related to the increase in income from operations.

Investing Activities

Investing activities used $304.8 million of cash in the first quarter of fiscal 2024, compared with $166.9 million in the same period in the prior year. The increase primarily relates to our investments to expand our french fry and chopped and formed capacity and other facility modernization efforts in American Falls, Idaho; and the construction of a greenfield french fry processing facility in Ulanqab, Inner Mongolia, China. We also used $37.4 million to upgrade our information systems and ERP infrastructure. We expect to use approximately $800 million to $900 million in fiscal 2024 as we continue construction of our capacity expansion efforts in China, Idaho, the Netherlands and Argentina, as well as capital investments to upgrade our information systems and ERP infrastructure.

Financing Activities

During the first quarter of fiscal 2024, we used $113.5 million of cash to repurchase 992,365 shares of our common stock at an average price of $100.77 per share and withheld 132,067 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $40.8 million of cash dividends to common stockholders and repaid $18.9 million of short-term borrowings and $13.7 million of debt and financing obligations. These financing uses were partially offset by $15.1 million of borrowings on other credit facilities.

In the first quarter of fiscal 2023, cash used for financing activities primarily related to additional borrowings under our RMB-denominated loan facility, which generated net proceeds of $13.8 million, offset by $8.0 million of debt and financing obligation repayments. We also paid $35.3 million of cash dividends to common stockholders. In addition, we used $28.4 million of cash to repurchase 404,476 shares of our common stock at an average price of $70.11 and withheld 77,756 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 8, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At August 27, 2023, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Non-GAAP Financial Measures

To supplement the financial information included in this report, we have presented Adjusted EBITDA, which is considered a non-GAAP financial measure. Management uses this non-GAAP financial measure to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting this non-GAAP financial measure provides investors with useful supplemental information because it (i) provides meaningful supplemental information regarding financial performance by excluding foreign currency exchange and unrealized mark-to-market derivative gains and losses and items affecting comparability between periods, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our financial results. In addition, we believe that the presentation of this non-GAAP financial measure, when considered together with the most directly comparable GAAP financial measure and the reconciliation to this GAAP financial measure, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.

The non-GAAP financial measure presented in this report should be viewed in addition to, and not as an alternative for, financial measures prepared in accordance with GAAP that are also presented in this report. This measure is not a substitute for its comparable GAAP financial measure, net income, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measure presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define this non-GAAP financial measure the same way we do.

The following table reconciles net income to Adjusted EBITDA:

	Thirteen Weeks Ended
	August 27,	August 28,
(in millions)	2023	2022
Net income	$234.8	$231.9
Interest expense, net	30.7	26.0
Income tax expense	69.9	73.7
Income from operations including equity method investment earnings	335.4	331.6
Depreciation and amortization (a)	70.8	57.6
Unrealized derivative (gains) losses	(27.3)	4.0
Unconsolidated joint venture unrealized derivative gains	—	(144.5)
Foreign currency exchange losses	7.4	1.0
Items impacting comparability:
Inventory step-up from acquisition	22.5	—
Integration and acquisition-related items, net	4.0	—
Gain on acquisition of interest in joint venture	—	(15.1)
Adjusted EBITDA	$412.8	$234.6
(a)	Depreciation and amortization included interest expense, income tax expense, and depreciation and amortization included in equity method investment earnings of $2.2 million and $8.9 million for the thirteen weeks ended August 27, 2023 and August 28, 2022, respectively.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the first quarter of fiscal 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we may periodically enter into derivative contracts to mitigate these risks, but not for trading purposes. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of August 27, 2023 and May 28, 2023. Actual results may differ materially.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. We may use commodity swap or forward purchase contracts, in addition to sourcing from multiple providers, to manage risks associated with market fluctuations in oil and energy prices. Based on our open commodity contract hedge positions as of August 27, 2023, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $12.8 million ($9.6 million after-tax). Based on our open commodity contract hedge positions as of May 28, 2023, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $9.0 million ($6.8 million after-tax). We expect that any change in the fair value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currency Exchange Rate Risk

We are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our operations in foreign countries export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on our financial statements. Direct impacts include the translation of our international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of exports out of the United States (and the impact on local currency pricing of products that are traded internationally). The currency that has the most impact is the Euro. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10 percent adverse change in exchange rates versus the U.S. dollar would result in losses of $45.6 million ($34.7 million after-tax) and $48.8 million ($37.1 million after-tax) as of August 27, 2023 and May 28, 2023, respectively.

Interest Rate Risk

We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions, and from time to time, we may enter into interest rate swaps to manage risk. At August 27, 2023, we had $2,170.0 million of fixed-rate and $1,291.9 million of variable-rate debt outstanding. At May 28, 2023, we had $2,170.0 million of fixed-rate and $1,309.8 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $13.1 million annually ($10.2 million after-tax) and $13.3 million annually ($10.3 million after-tax) at August 27, 2023 and May 28, 2023, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 27, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 27, 2023. On February 28, 2023, we acquired the remaining 50% equity interest in Lamb-Weston/Meijer v.o.f. (“LW EMEA”), our former European joint venture. We are in the process of evaluating and integrating controls and procedures relating to the LW EMEA business, which may result in changes to our internal control over financial reporting. Under SEC guidelines, we are permitted to exclude acquisitions from our assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired business. We excluded LW EMEA from our assessment of internal control over financial reporting at August 27, 2023. Except as it may relate to the integration of the LW EMEA business, there have been no changes in our internal control over financial reporting during the quarter ended August 27, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For the first quarter of fiscal 2024, LW EMEA accounted for 22% of our consolidated net sales and as of August 27, 2023, represented 30% of our consolidated total assets.

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13, Commitments, Contingencies, Guarantees and Legal Proceedings, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of these risks and uncertainties may be found under “Part I, Item 1A. Risk Factors” in the Form 10-K. There have been no material changes to the risk factors discussed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended August 27, 2023 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
May 29, 2023 through June 25, 2023	69	$112.09	—	$223.9
June 26, 2023 through July 23, 2023	34	$81.84	—	$223.9
July 24, 2023 through August 27, 2023	1,124,329	$100.92	992,365	$123.9
Total	1,124,432
(a)	Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $100.77 per share, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	On December 20, 2018, we announced that our Board of Directors had authorized a $250.0 million share repurchase program with no expiration date. On December 17, 2021, we announced that our Board of Directors had authorized the repurchase of an additional $250.0 million of our common stock under this program, bringing the total amount authorized under the program to $500.0 million of our common stock. As of August 27, 2023, approximately $123.9 million remained authorized and available for repurchase under this program. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended August 27, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
(Principal Financial Officer)

Dated this 5th day of October, 2023.