Form 10-Q
period 2023-11-26
Lamb Weston Holdings, Inc.
filed 2024-01-04
CIK 1679273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2023

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

As of December 28, 2023, the Registrant had 144,372,498 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Lamb Weston Holdings, Inc.

Consolidated Statements of Earnings

(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
	2023	2022	2023	2022
Net sales	$1,732.1	$1,276.5	$3,397.4	$2,402.1
Cost of sales	1,256.5	894.9	2,422.3	1,747.2
Gross profit	475.6	381.6	975.1	654.9
Selling, general and administrative expenses	170.0	109.8	346.2	226.1
Income from operations	305.6	271.8	628.9	428.8
Interest expense, net	29.1	24.6	59.8	50.6
Income before income taxes and equity method earnings	276.5	247.2	569.1	378.2
Income tax expense	66.2	36.8	136.1	110.5
Equity method investment earnings (loss)	4.7	(107.3)	16.8	67.3
Net income	$215.0	$103.1	$449.8	$335.0
Earnings per share:
Basic	$1.48	$0.72	$3.10	$2.33
Diluted	$1.48	$0.71	$3.08	$2.32
Weighted average common shares outstanding:
Basic	144.9	144.0	145.3	144.0
Diluted	145.5	144.6	146.0	144.6

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited, in millions)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 26, 2023			November 27, 2022
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$281.2	$(66.2)	$215.0	$139.9	$(36.8)	$103.1
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	(0.2)	0.1	(0.1)	—	—	—
Unrealized currency translation gains (losses)	30.5	(0.7)	29.8	(16.1)	0.5	(15.6)
Other	(0.2)	—	(0.2)	0.3	(0.1)	0.2
Comprehensive income	$311.3	$(66.8)	$244.5	$124.1	$(36.4)	$87.7

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	November 26, 2023			November 27, 2022
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$585.9	$(136.1)	$449.8	$445.5	$(110.5)	$335.0
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	(0.4)	0.1	(0.3)	—	—	—
Unrealized currency translation gains (losses)	31.3	(0.3)	31.0	(47.8)	1.5	(46.3)
Other	(0.2)	—	(0.2)	0.5	(0.1)	0.4
Comprehensive income	$616.6	$(136.3)	$480.3	$398.2	$(109.1)	$289.1

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Balance Sheets

(unaudited, in millions, except share data)

	November 26,	May 28,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$78.3	$304.8
Receivables, less allowance for doubtful accounts of $2.4 and $2.6	766.2	724.2
Inventories	1,153.6	932.0
Prepaid expenses and other current assets	82.8	166.2
Total current assets	2,080.9	2,127.2
Property, plant and equipment, net	3,173.6	2,808.0
Operating lease assets	140.0	146.1
Goodwill	1,065.1	1,040.7
Intangible assets, net	109.1	110.2
Other assets	476.6	287.6
Total assets	$7,045.3	$6,519.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$294.3	$158.5
Current portion of long-term debt and financing obligations	55.0	55.3
Accounts payable	834.5	636.6
Accrued liabilities	434.0	509.8
Total current liabilities	1,617.8	1,360.2
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,252.5	3,248.4
Deferred income taxes	260.3	252.1
Other noncurrent liabilities	247.0	247.8
Total long-term liabilities	3,759.8	3,748.3
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 150,694,839 and 150,293,511 shares issued	150.7	150.3
Treasury stock, at cost, 6,326,519 and 4,627,828 common shares	(479.4)	(314.3)
Additional distributed capital	(535.9)	(558.6)
Retained earnings	2,528.6	2,160.7
Accumulated other comprehensive income (loss)	3.7	(26.8)
Total stockholders’ equity	1,667.7	1,411.3
Total liabilities and stockholders’ equity	$7,045.3	$6,519.8

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Thirteen Weeks Ended November 26, 2023 and November 27, 2022
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at August 27, 2023	144,926,900	$150.7	$(427.8)	$(548.7)	$2,354.6	$(25.8)	$1,503.0
Dividends declared, $0.280 per share	—	—	—	—	(40.4)	—	(40.4)
Common stock issued	15,679	—	—	(0.2)	—	—	(0.2)
Stock-settled, stock-based compensation expense	—	—	—	12.3	—	—	12.3
Repurchase of common stock and common stock withheld to cover taxes	(574,259)	—	(50.8)	—	—	—	(50.8)
Other	—	—	(0.8)	0.7	(0.6)	—	(0.7)
Comprehensive income	—	—	—	—	215.0	29.5	244.5
Balance at November 26, 2023	144,368,320	$150.7	$(479.4)	$(535.9)	$2,528.6	$3.7	$1,667.7

Balance at August 28, 2022	143,830,587	$148.3	$(297.1)	$(796.9)	$1,501.8	$(46.1)	$510.0
Dividends declared, $0.245 per share	—	—	—	—	(35.3)	—	(35.3)
Common stock issued	44,008	—	—	1.1	—	—	1.1
Stock-settled, stock-based compensation expense	—	—	—	10.0	—	—	10.0
Repurchase of common stock and common stock withheld to cover taxes	(4,286)	—	(0.4)	—	—	—	(0.4)
Other	—	—	—	0.3	(0.4)	—	(0.1)
Comprehensive income (loss)	—	—	—	—	103.1	(15.4)	87.7
Balance at November 27, 2022	143,870,309	$148.3	$(297.5)	$(785.5)	$1,569.2	$(61.5)	$573.0

	Twenty-Six Weeks Ended November 26, 2023 and November 27, 2022
				Additional		Accumulated
	Common Stock,	Common	Treasury	Paid-in		Other	Total
	net of Treasury	Stock	Stock	(Distributed)	Retained	Comprehensive	Stockholders’
	Shares	Amount	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at May 28, 2023	145,665,683	$150.3	$(314.3)	$(558.6)	$2,160.7	$(26.8)	$1,411.3
Dividends declared, $0.560 per share	—	—	—	—	(81.2)	—	(81.2)
Common stock issued	401,328	0.4	—	(0.2)	—	—	0.2
Stock-settled, stock-based compensation expense	—	—	—	22.2	—	—	22.2
Repurchase of common stock and common stock withheld to cover taxes	(1,698,691)	—	(164.3)	—	—	—	(164.3)
Other	—	—	(0.8)	0.7	(0.7)	—	(0.8)
Comprehensive income	—	—	—	—	449.8	30.5	480.3
Balance at November 26, 2023	144,368,320	$150.7	$(479.4)	$(535.9)	$2,528.6	$3.7	$1,667.7

Balance at May 29, 2022	144,071,428	$148.0	$(264.1)	$(813.3)	$1,305.5	$(15.6)	$360.5
Dividends declared, $0.490 per share	—	—	—	—	(70.5)	—	(70.5)
Common stock issued	285,399	0.3	—	1.3	—	—	1.6
Stock-settled, stock-based compensation expense	—	—	—	17.6	—	—	17.6
Repurchase of common stock and common stock withheld to cover taxes	(486,518)	—	(33.4)	—	—	—	(33.4)
Other	—	—	—	8.9	(0.8)	—	8.1
Comprehensive income (loss)	—	—	—	—	335.0	(45.9)	289.1
Balance at November 27, 2022	143,870,309	$148.3	$(297.5)	$(785.5)	$1,569.2	$(61.5)	$573.0

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited, in millions)

	Twenty-Six Weeks Ended
	November 26,	November 27,
	2023	2022
Cash flows from operating activities
Net income	$449.8	$335.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	140.7	102.0
Stock-settled, stock-based compensation expense	22.2	17.6
Equity method investment earnings in excess of distributions	(11.3)	(67.6)
Deferred income taxes	5.8	(6.8)
Foreign currency remeasurement gain	(0.1)	(16.8)
Other	(1.3)	(13.2)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(35.2)	(54.8)
Inventories	(216.0)	(240.1)
Income taxes payable/receivable, net	27.6	24.8
Prepaid expenses and other current assets	68.8	52.7
Accounts payable	96.1	140.6
Accrued liabilities	(91.9)	14.6
Net cash provided by operating activities	$455.2	$288.0
Cash flows from investing activities
Additions to property, plant and equipment	(507.6)	(232.9)
Additions to other long-term assets	(58.9)	(37.4)
Acquisition of interests in joint venture, net	—	(42.3)
Acquisition of business, net of cash acquired	(11.2)	—
Other	6.9	1.6
Net cash used for investing activities	$(570.8)	$(311.0)
Cash flows from financing activities
Proceeds from short-term borrowings, net	133.7	—
Proceeds from issuance of debt	28.4	23.3
Repayments of debt and financing obligations	(27.7)	(16.7)
Dividends paid	(81.6)	(70.6)
Repurchase of common stock and common stock withheld to cover taxes	(164.3)	(34.9)
Other	(0.5)	2.3
Net cash used for financing activities	$(112.0)	$(96.6)
Effect of exchange rate changes on cash and cash equivalents	1.1	14.0
Net decrease in cash and cash equivalents	(226.5)	(105.6)
Cash and cash equivalents, beginning of period	304.8	525.0
Cash and cash equivalents, end of period	$78.3	$419.4

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”) is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. Beginning in fiscal 2024, in connection with our recent acquisitions and to align with our expanded global footprint, we began managing our operations in two reportable segments: North America and International. See Note 12, Segments, for additional information on our reportable segments.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston and its consolidated subsidiaries for the thirteen and twenty-six weeks ended November 26, 2023 and November 27, 2022, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).

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

These financial statements and related condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023 (the “Form 10-K”), where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. We filed the Form 10-K with the Securities and Exchange Commission (“SEC”) on July 25, 2023.

Certain amounts from prior period consolidated financial statements have been reclassified to conform with current period presentation.

Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification (“ASC”) in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for our Annual Report on Form 10-K for the fiscal year ending May 25, 2025, and subsequent interim periods, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
(in millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income	$215.0	$103.1	$449.8	$335.0

Denominator:
Basic weighted average common shares outstanding	144.9	144.0	145.3	144.0
Add: Dilutive effect of employee incentive plans (a)	0.6	0.6	0.7	0.6
Diluted weighted average common shares outstanding	145.5	144.6	146.0	144.6

Earnings per share:
Basic	$1.48	$0.72	$3.10	$2.33
Diluted	$1.48	$0.71	$3.08	$2.32
(a)	Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of November 26, 2023, 0.7 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of November 27, 2022, 0.6 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES

Income tax expense for the thirteen and twenty-six weeks ended November 26, 2023 and November 27, 2022 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
(in millions)	2023	2022	2023	2022
Income before income taxes and equity method earnings	$276.5	$247.2	$569.1	$378.2
Equity method investment earnings (loss)	4.7	(107.3)	16.8	67.3
Income tax expense	66.2	36.8	136.1	110.5
Effective tax rate (a)	23.5%	26.3%	23.2%	24.8%
(a)	The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.

Income Taxes Paid

Income taxes paid, net of refunds, were $101.1 million and $92.1 million during the twenty-six weeks ended November 26, 2023 and November 27, 2022, respectively.

4.    INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

	November 26,	May 28,
(in millions)	2023	2023
Raw materials and packaging	$337.2	$145.7
Finished goods	732.0	708.3
Supplies and other	84.4	78.0
Inventories	$1,153.6	$932.0

5.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	November 26,	May 28,
(in millions)	2023	2023
Land and land improvements	$169.2	$163.2
Buildings, machinery and equipment	3,915.0	3,576.6
Furniture, fixtures, office equipment and other	120.0	112.0
Construction in progress	972.5	832.0
Property, plant and equipment, at cost	5,176.7	4,683.8
Less accumulated depreciation	(2,003.1)	(1,875.8)
Property, plant and equipment, net	$3,173.6	$2,808.0

Depreciation expense was $66.5 million and $49.7 million for the thirteen weeks ended November 26, 2023 and November 27, 2022, respectively; and $132.4 million and $97.0 million for the twenty-six weeks ended November 26, 2023 and November 27, 2022, respectively. At November 26, 2023 and May 28, 2023, purchases of property, plant and equipment included in accounts payable were $188.7 million and $82.6 million, respectively.

Interest capitalized within construction in progress for the thirteen weeks ended November 26, 2023 and November 27, 2022, was $13.0 million and $4.1 million, respectively; and $23.5 million and $6.1 million for the twenty-six weeks ended November 26, 2023 and November 27, 2022, respectively.

6.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The following table presents changes in goodwill balances, by segment, for the twenty-six weeks ended November 26, 2023:

(in millions)	North America	International	Total
Balance at May 28, 2023 (a)	$722.4	$318.3	$1,040.7
Acquisition	—	8.5	8.5
Foreign currency translation adjustment	10.1	5.8	15.9
Balance at November 26, 2023	$732.5	$332.6	$1,065.1

(a)	As a result of our change in segments, effective May 29, 2023, goodwill was reassigned to the North America and International segments based on relative fair value using a market-based approach. Before and after the reassignment of our goodwill, we completed impairment assessments and concluded there were no indications of impairment in our segments. See Note 12, Segments, for more information related to the change in segments.

Other identifiable intangible assets were as follows:

	November 26, 2023				May 28, 2023
	Weighted				Weighted
	Average	Gross			Average	Gross
	Useful Life	Carrying	Accumulated	Intangible	Useful Life	Carrying	Accumulated	Intangible
(in millions, except useful lives)	(in years)	Amount	Amortization	Assets, Net	(in years)	Amount	Amortization	Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	14	124.2	(33.1)	91.1	14	121.4	(29.2)	92.2
		$142.2	$(33.1)	$109.1		$139.4	$(29.2)	$110.2
(a)	Non-amortizing intangible assets represent brands and trademarks.

(b)	Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Amortization expense, including developed technology amortization expense, was $2.6 million and $1.5 million for the thirteen weeks ended November 26, 2023 and November 27, 2022, respectively; and $5.3 million and $2.9 million for the twenty-six weeks ended November 26, 2023 and November 27, 2022, respectively. Foreign intangible assets are affected by foreign currency translation.

7.    OTHER ASSETS

The components of other assets were as follows:

	November 26,	May 28,
(in millions)	2023	2023
Capitalized software costs	$227.5	$175.4
Property, plant and equipment deposits	159.4	30.5
Equity method investments	54.6	43.5
Other	35.1	38.2
Other assets	$476.6	$287.6

8.   ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	November 26,	May 28,
(in millions)	2023	2023
Compensation and benefits	$115.6	$187.5
Accrued trade promotions	79.3	86.1
Dividends payable to shareholders	40.4	40.8
Taxes payable	36.5	21.2
Accrued interest	31.6	31.1
Current portion of operating lease obligations	28.1	28.5
Derivative liabilities and payables	23.6	53.9
Plant utilities and accruals	21.0	27.2
Other	57.9	33.5
Accrued liabilities	$434.0	$509.8

9.   DEBT AND FINANCING OBLIGATIONS

The components of our debt, including financing obligations, were as follows:

(in millions)	November 26, 2023		May 28, 2023
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
U.S. revolving credit facility	$175.0	6.682%	$—	7.710%
Euro revolving credit facility	98.5	4.695	149.2	4.230
Other credit facilities	23.5	(a)	11.4	(a)
	297.0		160.6
Long-term debt:
Term A-1 loan facility, due June 2026 (b)	236.2	7.203	243.8	5.210
Term A-2 loan facility, due April 2025 (b)	272.2	7.203	280.3	5.380
Term A-3 loan facility, due January 2030 (b)	438.8	7.353	450.0	6.850
RMB loan facility, due February 2027	122.3	4.545	94.7	4.600
Euro loan facility, due December 2024	82.0	4.101	80.4	2.010
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,321.5		3,319.2
Financing obligations:
Lease financing obligations due on various dates through 2040	6.9		7.7

Total debt and financing obligations	3,625.4		3,487.5
Debt issuance costs and debt discounts (c)	(23.6)		(25.3)
Short-term borrowings, net of debt discounts	(294.3)		(158.5)
Current portion of long-term debt and financing obligations	(55.0)		(55.3)
Long-term debt and financing obligations, excluding current portion	$3,252.5		$3,248.4
(a)	Other credit facilities consist of several short-term facilities at one of our subsidiaries used for working capital needs and have various interest rates.

(b)	The interest rates on the Term A-1, A-2, and A-3 loans do not include anticipated patronage dividends. We have received and expect to continue receiving patronage dividends under all three term loan facilities.

(c)	Excludes debt issuance costs of $2.1 million and $2.5 million as of November 26, 2023 and May 28, 2023, respectively, related to our U.S. revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.

As of November 26, 2023, we had $175.0 million of borrowings outstanding under our U.S. revolving credit facility and $819.6 million of availability under the facility, which is net of outstanding letters of credit of $5.4 million.

For the twenty-six weeks ended November 26, 2023 and November 27, 2022, we paid $89.4 million and $76.6 million of interest on debt, respectively.

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

	As of November 26, 2023
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Derivative assets (a)	$—	$2.4	$—	$2.4
Derivative liabilities (a)	—	(21.4)	—	(21.4)
Deferred compensation liabilities (b)	—	(25.8)	—	(25.8)
Fair value, net	$—	$(44.8)	$—	$(44.8)

	As of May 28, 2023
				Fair Value
				of Assets
(in millions)	Level 1	Level 2	Level 3	(Liabilities)
Derivative assets (a)	$—	$3.0	$—	$3.0
Derivative liabilities (a)	—	(46.6)	—	(46.6)
Deferred compensation liabilities (b)	—	(22.6)	—	(22.6)
Fair value, net	$—	$(66.2)	$—	$(66.2)
(a)	Derivative assets and liabilities included in Level 2 primarily represent commodity swaps, option contracts, interest rate swaps and currency contracts. The fair values of our Level 2 derivative assets were determined using valuation models that use market observable inputs including both forward and spot prices for commodities and foreign currencies. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and derivative liabilities are presented within “Accrued liabilities” on our Consolidated Balance Sheets.

(b)	The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not. Deferred compensation liabilities are primarily presented within “Other noncurrent liabilities” on our Consolidated Balance Sheets.

As of November 26, 2023, we had $2,170.0 million of fixed-rate and $1,448.5 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $1,946.8 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.

11.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 11, 2023, we announced that our Board of Directors increased our share repurchase authorization to an aggregate amount of $500.0 million, including approximately $124.0 million of remaining unused capacity under the Board’s previous share repurchase authorization. The program has no expiration date. During the thirteen weeks ended November 26, 2023, we repurchased 571,986 shares for an aggregate purchase price of $50.0 million, or a weighted-average price of $87.41 per share. During the twenty-six weeks ended November 26, 2023, we repurchased 1,564,351 shares for an aggregate purchase price of $150.0 million, or a weighted-average price of $95.89 per share. As of November 26, 2023, $450.0 million remained authorized for repurchase under the program.

Dividends

During the twenty-six weeks ended November 26, 2023, we paid $81.6 million of cash dividends to our common stockholders. In addition, on December 1, 2023, we paid $40.4 million of cash dividends to common stockholders of record as of the close of business on November 3, 2023. On December 14, 2023, our Board of Directors declared a cash dividend of $0.36 per share of our common stock. This dividend will be paid on March 1, 2024, to common stockholders of record as of the close of business on February 2, 2024.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes, as of November 26, 2023 were as follows:

	Foreign			Accumulated
	Currency	Pension and		Other
	Translation	Post-Retirement		Comprehensive
(in millions)	Gain (Loss)	Benefits	Other	Income (Loss)
Balance as of May 28, 2023	$(27.1)	$(0.7)	$1.0	$(26.8)
Other comprehensive income before reclassifications, net of tax	31.0	(0.3)	(0.2)	30.5
Net current-period other comprehensive income	31.0	(0.3)	(0.2)	30.5
Balance as of November 26, 2023	$3.9	$(1.0)	$0.8	$3.7

12.    SEGMENTS

Effective May 29, 2023, to align with our expanded global footprint following the completion of our acquisition of the remaining 50% equity interest in Lamb-Weston/Meijer v.o.f., our former European joint venture (“LW EMEA”), management, including our chief executive officer (who is our chief operating decision maker), began managing operations in two business segments based on management’s change to the way it monitors performance, aligns strategies, and allocates resources. As a result of this change, we now have two operating segments, each of which is a reportable segment: North America and International. Our chief operating decision maker receives periodic management reports under this structure, which, as discussed above, informs operating decisions, performance assessment, and resource allocation decisions at the segment level. These reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
(in millions)	2023	2022	2023	2022
Segment net sales
North America	$1,167.1	$1,062.5	$2,302.5	$2,018.1
International (a)	565.0	214.0	1,094.9	384.0
	$1,732.1	$1,276.5	$3,397.4	$2,402.1

Thirteen Weeks Ended November 26, 2023	North America	International (a)	Unallocated Corporate Costs (b)	Total Company
Adjusted EBITDA (c)	$321.3	$100.2	$(44.6)	$376.9
Unrealized derivative losses	—	—	1.6	1.6
Foreign currency exchange gains	—	—	(9.2)	(9.2)
Items impacting comparability:
Inventory step-up from acquisition	—	(1.8)	—	(1.8)
Integration and acquisition-related items, net	—	—	4.8	4.8
Depreciation and amortization (d)	43.3	26.8	1.1	71.2
Income (loss) from operations including equity method investment earnings	$278.0	$75.2	$(42.9)	310.3
Interest expense, net				29.1
Income tax expense				66.2
Net income				$215.0

Thirteen Weeks Ended November 27, 2022
Adjusted EBITDA	$299.6	$60.2	$(30.9)	$328.9
Unrealized derivative gains	—	—	(0.4)	(0.4)
Foreign currency exchange losses	—	—	1.4	1.4
Unconsolidated joint venture unrealized derivative losses	—	—	130.1	130.1
Item impacting comparability:
Integration and acquisition-related items, net	—	—	(26.5)	(26.5)
Depreciation and amortization (d)	42.7	16.7	0.4	59.8
Income (loss) from operations including equity method investment earnings	$256.9	$43.5	$(135.9)	164.5
Interest expense, net				24.6
Income tax expense				36.8
Net income				$103.1

Twenty-Six Weeks Ended November 26, 2023	North America	International (a)	Unallocated Corporate Costs (b)	Total Company
Adjusted EBITDA (c)	$700.7	$189.8	$(100.8)	$789.7
Unrealized derivative gains	—	—	(25.7)	(25.7)
Foreign currency exchange gains	—	—	(1.8)	(1.8)
Items impacting comparability:
Inventory step-up from acquisition	—	20.7	—	20.7
Integration and acquisition-related items, net	—	—	8.8	8.8
Depreciation and amortization (d)	87.0	53.0	2.0	142.0
Income (loss) from operations including equity method investment earnings	$613.7	$116.1	$(84.1)	645.7
Interest expense, net				59.8
Income tax expense				136.1
Net income				$449.8

Twenty-Six Weeks Ended November 27, 2022
Adjusted EBITDA	$531.4	$93.3	$(61.2)	$563.5
Unrealized derivative losses	—	—	3.6	3.6
Foreign currency exchange losses	—	—	2.4	2.4
Unconsolidated joint venture unrealized derivative gains	—	—	(14.4)	(14.4)
Items impacting comparability:
Integration and acquisition-related items, net	—	—	(26.5)	(26.5)
Gain on acquisition of interest in joint ventures (e)	—	(15.1)	—	(15.1)
Depreciation and amortization (d)	84.0	32.5	0.9	117.4
Income (loss) from operations including equity method investment earnings	$447.4	$75.9	$(27.2)	496.1
Interest expense, net				50.6
Income tax expense				110.5
Net income				$335.0
(a)	We acquired the remaining interest in LW EMEA in the fourth quarter of fiscal 2023. Accordingly, LW EMEA’s adjusted EBITDA is reported in the International segment for the thirteen and twenty-six weeks ended November 26, 2023, whereas in the same period in the prior year, our 50% equity interest in LW EMEA was recorded using equity method accounting. As a result, only 50% of LW EMEA’s adjusted EBITDA is reported in the International segment for the thirteen and twenty-six weeks ended November 27, 2022.
(b)	Unallocated corporate costs included costs related to corporate support staff and support services, foreign exchange gains and losses and unrealized mark-to-market derivative gains and losses. Support services include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments.

Unallocated corporate costs for the thirteen and twenty-six weeks ended November 26, 2023 included unallocated corporate costs of LW EMEA, whereas in the same period in the prior year, our portion of LW EMEA’s unallocated corporate costs were recorded in “Equity method investment earnings” in the Consolidated Statements of Earnings in the International segment.

(c)	The thirteen and twenty-six weeks ended November 26, 2023 included a $70.9 million charge ($53.9 million after-tax, or $0.37 per share) related to a write-off of excess raw potatoes. The total charge to the reporting segments was as follows: $63.3 million to the North America segment and $7.6 million to the International segment.
(d)	Depreciation and amortization included interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.1 million and $8.6 million for the thirteen weeks ended November 26, 2023 and November 27, 2022, respectively; and $4.3 million and $17.6 million for the twenty-six weeks ended November 26, 2023 and November 27, 2022, respectively.

(e)	The twenty-six weeks ended November 27, 2022 included a $15.1 million (before and after-tax) gain recognized in connection with our acquisition of an additional 40% equity interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”) in July 2022. This gain related to remeasuring our previously held 50% equity interest in LWAMSA to fair value, recorded in “Equity method investment earnings” in the Consolidated Statements of Earnings, and is excluded from the financial results of our International segment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Information" of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2023 (the “Form 10-K”), which we filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on July 25, 2023.

Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “would,” “believe,” “deliver,” “manage,” “anticipate,” “drive,” “leverage,” “benefit,” “increase,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans, execution, capital expenditures and investments, pricing actions, cash flows, liquidity, dividends, enterprise resource planning (“ERP”) system implementation, integration of our former European joint venture, Lamb-Weston/Meijer v.o.f. (“LW EMEA”), and inflation, conditions in our industry, and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: the availability and prices of raw materials and other commodities; labor shortages and other operational challenges; an uncertain general economic environment, including inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; risks associated with integrating acquired businesses, including LW EMEA; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; difficulties, disruptions or delays in implementing new technology, including our new ERP system; the competitive environment and related conditions in the markets in which we operate; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the war in Ukraine and conflicts in the Middle East and the possible related heightening of our other known risks; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with other possible acquisitions; our debt levels; changes in our relationships with our growers or significant customers; actions of governments and regulatory factors affecting our businesses; the ultimate outcome of litigation or any product recalls; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to “Non-GAAP Financial Measures” below for the definition of Adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, net income. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.

Executive Summary

In the second quarter of fiscal 2024, we drove solid sales and earnings growth, reflecting: the carryover benefit of inflation-driven pricing actions taken in the prior year; incremental sales and earnings from the acquisition of the remaining equity interest in LW EMEA (the “LW EMEA Acquisition”), our former joint venture in Europe; favorable mix; and supply chain productivity savings. While sales volumes, excluding the benefit of acquisitions, declined compared with the second quarter of fiscal 2023, our volume performance improved sequentially versus our fiscal fourth and first quarters, reflecting resilient global demand and the gradual addition of new business to replace the lower-margin volume that we chose to exit in the prior fiscal year. Volume elasticities in response to inflation-based pricing actions across our portfolio have continued to remain low during the quarter.

Net income and Adjusted EBITDA in the second quarter increased as favorable price/mix and incremental earnings from the consolidation of the financial results of LW EMEA more than offset a $70.9 million charge to write-off excess raw potatoes in North America, higher input and manufacturing costs on a per pound basis, the impact of lower sales volumes and higher selling, general and administrative (“SG&A”) expenses. The charge for excess raw potatoes largely reflected a reduction to our sales volume estimate, compared with the January 2023 estimate used to determine the number of acres to contract, as well as a solid potato crop, after two years of below average crop, in our growing regions in North America.

In the first half of fiscal 2024, we generated net cash from operating activities of $455.2 million, up $167.2 million compared to the first half of fiscal 2023, primarily due to higher earnings. We ended the second quarter with $78.3 million of cash and cash equivalents and $175.0 million of borrowings outstanding under our $1.0 billion U.S. revolving credit facility. In addition, we returned an aggregate of $90.8 million to our common stockholders during the quarter, including $50.0 million of share repurchases and $40.8 million in cash dividends. In October 2023, we increased our share repurchase authorization to $500.0 million, and in December 2023, we increased our quarterly cash dividend to common stockholders by 29% to $0.36 per share.

In November 2023, our greenfield french fry processing facility in Ulanqab, Inner Mongolia, China became operational as scheduled. Our capacity expansion and modernization efforts in Idaho, Argentina, and the Netherlands remain on track. In addition, at the beginning of our third quarter of fiscal 2024, we began transitioning certain central systems and functions in North America to a new ERP system, as part of our multi-year effort to upgrade our information systems and ERP infrastructure across the company.

Outlook

In fiscal 2024, we expect to deliver net sales and earnings growth, and to benefit from incremental sales and earnings during the first three quarters of the fiscal year, as compared to the first three quarters of fiscal 2023, from the consolidation of the financial results of LW EMEA. In addition to the incremental sales related to the consolidation of LW EMEA, we expect pricing actions to drive net sales growth for fiscal 2024, as we expect sales volumes will continue to be pressured by our decisions to strategically manage our customer and product mix by exiting certain lower-priced and lower-margin business. We also anticipate that demand for our products in the near term may be tempered by softer restaurant traffic trends, as compared to the prior year period, in North America and other key markets as our customers and consumers generally both respond to challenging macroeconomic environments.

We expect earnings growth for fiscal 2024 to be largely driven by sales and gross profit growth, and that the rate of input cost inflation, driven largely by higher potato costs, will, in aggregate, moderate as compared to fiscal 2023 inflation rates. We anticipate that the increase in gross profit will be partially offset by the $64.6 million pre-tax charge incurred in the second quarter of fiscal 2024 to write-off excess raw potatoes, and by higher SG&A, reflecting: incremental expense attributable to the consolidation of the financial results of LW EMEA; increased investments to upgrade our information systems and ERP infrastructure; non-cash amortization of intangible assets associated with the LW EMEA Acquisition; and higher compensation and benefits expenses due to increased employee headcount.

We continue to believe in the long-term growth outlook for the frozen potato category and that Lamb Weston is well-positioned to drive sustainable, profitable growth, and to better serve customers around the world as we seek to leverage the commercial and operational benefits from the LW EMEA Acquisition, as well as the benefits we expect from our previously announced capacity expansion investments in China, the U.S., Argentina, and the Netherlands.

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

Thirteen Weeks Ended November 26, 2023 compared to Thirteen Weeks Ended November 27, 2022

Net Sales and Segment Adjusted EBITDA

	Thirteen Weeks Ended
	November 26,	November 27,	%
(in millions, except percentages)	2023	2022	Increase (Decrease)
Segment net sales
North America	$1,167.1	$1,062.5	10%
International	565.0	214.0	164%
	$1,732.1	$1,276.5	36%

Segment Adjusted EBITDA
North America	$321.3	$299.6	7%
International	100.2	60.2	66%

Net Sales

Compared to the prior year quarter, net sales for the second quarter of fiscal 2024 increased $455.6 million, or 36%, to $1,732.1 million, and included $375.8 million of incremental sales attributable to the consolidation of the financial results of LW EMEA following the completion of the LW EMEA Acquisition in February 2023.

Net sales, excluding the incremental sales attributable to the LW EMEA Acquisition, grew 6% versus the prior year quarter. Price/mix increased 12%, reflecting the benefit of inflation-driven pricing actions across each of our business segments, and favorable mix, partially offset by lower customer transportation charges. Volume declined 6%, primarily reflecting the carryover effect of our decisions to exit certain lower-priced and lower-margin business in the prior year to strategically manage customer and product mix. Volume elasticities in response to inflation-based pricing actions across our portfolio continued to remain low.

North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, increased $104.6 million, or 10%, to $1,167.1 million. Price/mix increased 14%, reflecting the carryover benefits of inflation-driven pricing actions taken in fiscal 2023, and favorable mix, partially offset by lower customer transportation charges. Volume declined 4%, primarily reflecting the carryover impact of our decisions to exit certain lower-priced and lower-margin business in the prior fiscal year.

International segment net sales, which includes all sales to customers outside of North America, increased $351.0 million, or 164%, to $565.0 million, and included $375.8 million of incremental sales attributable to the consolidation of the financial results of LW EMEA. International segment net sales, excluding the incremental sales attributable to the LW EMEA Acquisition, declined 12% compared to the prior year quarter. Price/mix increased 10%, driven by the carryover benefit of inflation-driven pricing actions taken in fiscal 2023, as well as favorable mix, partially offset by lower customer transportation charges. Volume, excluding the benefit from the LW EMEA acquisition, declined 22%, primarily reflecting our decisions to exit certain lower-priced and lower-margin business as well as lapping a strong prior year comparison.

Gross Profit

Gross profit increased $94.0 million, or 25%, to $475.6 million, and included $1.8 million ($1.3 million after-tax, or $0.01 per share) of benefits associated with the sale of inventory stepped-up to fair value in the LW EMEA Acquisition, and a $4.6 million ($3.5 million after-tax, or $0.02 per share) unrealized loss related to mark-to-market adjustments associated with commodity hedging contracts. The prior year quarter included a $0.4 million ($0.3 million after-tax, with no per share impact) unrealized gain related to mark-to-market adjustments associated with commodity hedging contracts.

Excluding unrealized mark-to-market commodity gains and losses and items impacting comparability, gross profit increased $97.2 million, driven primarily by benefits from pricing actions and incremental earnings attributable to the consolidation of the financial results of LW EMEA. Gross profit also included a $64.6 million pre-tax charge for the write-off of excess raw potatoes, largely reflecting a reduction to our initial sales estimate that was developed in January 2023 for the following year, as well as a solid potato crop in our growing regions in North America.

The increase in gross profit was also partially offset by higher costs per pound, which largely reflected mid-single-digit cost inflation, in the aggregate, for key inputs, including: raw potatoes, ingredients such as grains and starches used in product coatings, and labor. The increase in per pound costs was partially offset by supply chain productivity savings as well as lower costs for edible oils.

Selling, General and Administrative Expenses

SG&A increased $60.2 million to $170.0 million in the second quarter of fiscal 2024, and included: $4.8 million ($3.6 million after-tax, or $0.02 per share) of LW EMEA integration and acquisition-related expenses; $3.0 million ($2.2 million after-tax, or $0.01 per share) of unrealized gains related to mark-to-market adjustments associated with currency hedging contracts; and $9.2 million ($6.9 million after-tax, or $0.05 per share) of foreign currency exchange gains. The prior year quarter included $26.5 million ($19.2 million after-tax, or $0.13 per share) of LW EMEA integration and acquisition-related net gains and $1.4 million ($1.0 million after-tax, or $0.01 per share) of foreign currency exchange losses.

Excluding these items, SG&A increased $42.5 million to $177.4 million, primarily due to incremental expenses attributable to the consolidation of the financial results of LW EMEA; higher expenses related to improving our information systems and ERP infrastructure; and higher compensation and benefits expenses.

Segment Adjusted EBITDA

North America Segment Adjusted EBITDA increased $21.7 million to $321.3 million. The carryover benefit of inflation-driven pricing actions and favorable mix drove the increases, which were partially offset by a $63.3 million charge for the write-off of excess raw potatoes, higher costs per pound, and the impact of lower volumes.

International Segment Adjusted EBITDA increased $40.0 million to $100.2 million, and excluded a net benefit from comparability items of $1.8 million ($1.3 million after-tax, or $0.01 per share) associated with the sale of inventory stepped-up to fair value in the LW EMEA Acquisition. Incremental earnings from the consolidation of the financial results of LW EMEA drove the increase. Excluding the benefit from the LW EMEA Acquisition, higher costs per pound, including a $7.6 million allocated charge for the write-off of excess raw potatoes, and the impact of lower volumes, more than offset favorable price/mix.

Adjusted EBITDA increased $48.0 million to $376.9 million, up 15% compared to the prior year quarter, and included a $70.9 million pre-tax charge for the write-off of excess raw potatoes, of which $6.3 million was recorded in “Equity method investment earnings” in the Consolidated Statement of Earnings. Higher income from operations, which includes the benefit of incremental earnings from LW EMEA, drove the increases.

Interest Expense, Net

Compared with the prior year quarter, interest expense, net increased $4.5 million to $29.1 million, reflecting the impact of higher total debt outstanding and higher interest rates on our floating rate debt, partially offset by higher capitalized interest related to our manufacturing expansion projects and interest income.

Income Tax Expense

Income tax expense for the second quarter of fiscal 2024 and 2023 was $66.2 million and $36.8 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.5% and 26.3% for the second quarter of fiscal 2024 and 2023, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.

Equity Method Investment Earnings (Loss)

Equity method investment earnings (loss) from unconsolidated joint ventures were earnings of $4.7 million and a loss of $107.3 million for the second quarter of fiscal 2024 and 2023, respectively. The results in the current quarter include earnings associated with our 50% interest in Lamb Weston/RDO Frozen, an unconsolidated potato processing joint venture in Minnesota (“Lamb Weston RDO”), while results in the prior year quarter also included earnings associated with our previously held 50% interest in LW EMEA that were classified as equity method investment earnings (losses) prior to the completion of the LW EMEA Acquisition. The results in the prior year quarter include a $130.1 million ($96.5 million after-tax, or $0.67 per share) unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in LW EMEA.

Excluding these items, equity method investment earnings declined $18.1 million compared to the prior year quarter, largely due to our share of LW EMEA earnings being included in the prior year quarter. The results in the second quarter also include a $6.3 million pre-tax charge for the write-off of excess raw potatoes at Lamb Weston RDO.

Twenty-Six Weeks Ended November 26, 2023 compared to Twenty-Six Weeks Ended November 27, 2022

Net Sales and Segment Adjusted EBITDA

	Twenty-Six Weeks Ended
	November 26,	November 27,	%
(in millions, except percentages)	2023	2022	Increase (Decrease)
Segment net sales
North America	$2,302.5	$2,018.1	14%
International	1,094.9	384.0	185%
	$3,397.4	$2,402.1	41%

Segment Adjusted EBITDA
North America	$700.7	$531.4	32%
International	189.8	93.3	103%

Net Sales

Compared to the first half of fiscal 2023, net sales increased $995.3 million, or 41%, to $3,397.4 million, and included $750.7 million of incremental sales attributable to the consolidation of the financial results of (1) LW EMEA, following the completion of the LW EMEA Acquisition in February 2023, and (2) Lamb Weston Alimentos Modernos S.A., our joint venture in Argentina (“LWAMSA”), following our acquisition in July 2022 of an additional 40% equity interest in LWAMSA (the “LWAMSA Acquisition” and, together with the LW EMEA Acquisition, the “Acquisitions”).

Net sales, excluding the incremental sales attributable to the Acquisitions, grew 10%. Price/mix increased 17%, reflecting the benefit of inflation-driven pricing actions across each of our business segments, lower trade spending in North America, and favorable mix, partially offset by lower customer transportation charges. Volume declined 7%, primarily reflecting the carryover effect of our decisions to exit certain lower-priced and lower-margin business in the prior year as we continue to strategically manage customer and product mix. To a lesser extent, inventory destocking by certain customers in international markets and in select U.S. retail channels also pressured volumes. Volume elasticities in response to inflation-based pricing actions across our portfolio continued to remain low.

North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, increased $284.4 million, or 14%, to $2,302.5 million. Price/mix increased 18%, reflecting the carryover benefit of inflation-driven pricing actions taken in fiscal 2023, lower trade spending, and favorable mix, partially offset by lower customer transportation charges. Volume declined 4%, primarily reflecting the carryover effect of our decisions to exit certain lower-priced and lower-margin business in the prior year. To a lesser extent, lower shipments in response to inventory destocking by certain customers in select U.S. retail channels also pressured volumes.

International segment net sales, which includes all sales to customers outside of North America, increased $710.9 million, or 185%, to $1,094.9 million, and included $750.7 million of incremental sales attributable to the Acquisitions. International segment net sales, excluding the incremental sales attributable to the Acquisitions, declined 11% compared to the prior year period. Price/mix increased 14%, driven by the carryover benefit of inflation-driven pricing actions taken in fiscal 2023, as well as favorable mix, partially offset by lower customer transportation charges. Volume declined 25%, primarily reflecting the carryover effect of our decisions to exit certain lower-priced and lower-margin business in the prior year. To a lesser extent, lower shipments in response to inventory destocking by certain customers in several markets in the Asia-Pacific region also pressured volume.

Gross Profit

Gross profit increased $320.2 million, or 49%, to $975.1 million, and included $20.7 million of costs ($15.4 million after-tax, or $0.11 per share) associated with the sale of inventory stepped-up to fair value in the LW EMEA Acquisition, and a $27.1 million ($20.2 million after-tax, or $0.14 per share) unrealized gain related to mark-to-market adjustments associated with commodity hedging contracts. The prior year period included a $3.6 million ($2.7 million after-tax, or $0.02 per share) unrealized loss related to mark-to-market adjustments associated with commodity hedging contracts.

Excluding unrealized mark-to-market commodity gains and losses and items impacting comparability, gross profit increased $310.2 million, driven primarily by: benefits from pricing actions, incremental earnings attributable to the consolidation of the financial results of LW EMEA, and lower trade spending in North America. Gross profit also included a $64.6 million pre-tax charge for the write-off of excess raw potatoes, largely reflecting a reduction in our initial sales estimate that was developed in January 2023 for the following year, as well as a solid potato crop in our growing regions in North America.

The increase in gross profit was also partially offset by higher costs per pound, which largely reflected mid-to-high single-digit cost inflation, in the aggregate, for key inputs, including: raw potatoes, ingredients such as grains and starches used in product coatings, and labor. The increase in per pound costs was partially offset by supply chain productivity savings as well as lower costs for edible oils.

Selling, General and Administrative Expenses

SG&A increased $120.1 million to $346.2 million in the first half of fiscal 2024, and included: $8.8 million of LW EMEA integration and acquisition-related expenses ($6.6 million after-tax, or $0.04 per share); $1.4 million ($1.0 million after-tax, or $0.01 per share) of unrealized losses related to mark-to-market adjustments associated with currency hedging contracts; and $1.8 million ($1.4 million after-tax, or $0.01 per share) of foreign currency exchange gains. The prior year period included: $26.5 million ($19.2 million after-tax, or $0.13 per share) of LW EMEA integration and acquisition-related net gains; and $2.4 million ($1.8 million after-tax, or $0.01 per share) of foreign currency exchange losses.

Excluding these items, SG&A increased $87.6 million to $337.8 million, primarily due to incremental expenses attributable to the consolidation of the financial results of LW EMEA, higher expenses related to improving our information systems and ERP infrastructure, and higher compensation and benefits expenses.

Segment Adjusted EBITDA

North America Segment Adjusted EBITDA increased $169.3 million to $700.7 million. The carryover benefit of inflation-driven pricing actions, lower trade spending, and favorable mix drove the increases, which were partially offset by a $63.3 million charge for the write-off of excess raw potatoes, higher costs per pound, and the impact of lower volumes.

International Segment Adjusted EBITDA increased $96.5 million to $189.8 million, and excluded $20.7 million ($15.4 million after-tax, or $0.11 per share) of costs associated with the sale of inventory stepped-up to fair value in the LW EMEA Acquisition. Incremental earnings from the consolidation of the financial results of LW EMEA drove the increase. Excluding the benefit from the LW EMEA Acquisition, higher costs per pound, including a $7.6 million allocated charge for the write-off of excess raw potatoes, and the impact of lower volumes, more than offset favorable price/mix.

Interest Expense, Net

Compared with the first half of fiscal 2024, interest expense, net increased $9.2 million to $59.8 million, reflecting the impact of higher total debt outstanding and higher interest rates on our floating rate debt, partially offset by higher capitalized interest related to our manufacturing expansion projects and interest income.

Income Tax Expense

Income tax expense for the first half of fiscal 2024 and 2023 was $136.1 million and $110.5 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.2% and 24.8% for the first half of fiscal 2024 and 2023, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.

Equity Method Investment Earnings

Equity method investment earnings from unconsolidated joint ventures were earnings of $16.8 million and $67.3 million for the first half of fiscal 2024 and 2023, respectively. The results in the current year period include earnings associated with our 50% interest in Lamb Weston RDO, while results in the prior year also included earnings associated with our previously held 50% interest in LW EMEA. The results in the prior year include a $14.4 million unrealized gain ($10.7 million after-tax, or $0.07 per share) related to mark-to-market adjustments associated with currency and commodity hedging contracts and a $15.1 million gain (before and after-tax, or $0.10 per share) recognized in connection with the LWAMSA Acquisition, which related to remeasuring our previously held 50% ownership interest to fair value.

Excluding these items, equity method investment earnings declined $21.0 million compared to the prior year period, largely due to our share of LW EMEA earnings being included in the prior year. The results in the current period also include a $6.3 million pre-tax charge for the write-off of excess raw potatoes at Lamb Weston RDO.

Liquidity and Capital Resources

Sources and Uses of Cash

As of November 26, 2023, we had $78.3 million of cash and cash equivalents, with $175.0 million in borrowings outstanding under our $1.0 billion U.S. revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our credit facilities, are our primary sources of liquidity for funding our business requirements. Our funding requirements include capital expenditures for announced manufacturing expansions in Idaho, the Netherlands, and Argentina, as well as capital investments to upgrade information systems and ERP infrastructure, working capital requirements, and shareholder returns, including cash dividends and repurchases under our share repurchase program.

Cash Flows

Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Twenty-Six Weeks Ended
	November 26,	November 27,
(in millions)	2023	2022
Net cash flows provided by (used for):
Operating activities	$455.2	$288.0
Investing activities	(570.8)	(311.0)
Financing activities	(112.0)	(96.6)
	(227.6)	(119.6)
Effect of exchange rate changes on cash and cash equivalents	1.1	14.0
Net decrease in cash and cash equivalents	(226.5)	(105.6)
Cash and cash equivalents, beginning of period	304.8	525.0
Cash and cash equivalents, end of period	$78.3	$419.4

Operating Activities

In the first half of fiscal 2024, cash provided by operating activities increased $167.2 million to $455.2 million, compared with $288.0 million in the same period of fiscal 2023. The increase related to a $255.6 million increase in income from operations, adjusted for non-cash income and expenses, partially offset by $88.4 million of cash used for unfavorable changes in working capital, primarily related to construction-related purchases included in accounts payable and changes in compensation and benefit accruals. See “Results of Operations” in this MD&A for more information related to the increase in income from operations.

Investing Activities

Investing activities used $570.8 million of cash in the first half of fiscal 2024, compared with $311.0 million in the same period in the prior year. The increase primarily relates to our investments to expand our french fry and chopped and formed capacity and other facility modernization efforts in American Falls, Idaho; the construction of a greenfield french fry processing facility in Ulanqab, Inner Mongolia, China, which became operational in November 2023; and the construction of french fry processing facilities in Mar-del-Plata, Argentina and Kruiningen, the Netherlands. We also used $58.9 million to upgrade our information systems and ERP infrastructure. We expect to use approximately $900 million to $950 million in fiscal 2024 as we continue construction of our capacity expansion efforts in Idaho, the Netherlands, and Argentina, as well as capital investments to upgrade our information systems and ERP infrastructure.

Financing Activities

During the first half of fiscal 2024, we used $164.3 million of cash to repurchase 1,564,351 shares of our common stock at an average price of $95.89 per share, and we withheld 134,340 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $81.6 million in cash dividends to common stockholders and $27.7 million of debt and financing obligations. These financing uses were offset by $162.1 million of borrowings during the period primarily under our U.S. revolving credit facility.

In the first half of fiscal 2023, cash used for financing activities primarily related to $23.3 million of additional borrowings under our RMB-denominated loan facility, offset by $16.7 million of debt and financing obligation repayments, and the payment of $70.6 million of cash dividends to our common stockholders. In addition, we used $34.9 million of cash to repurchase 404,476 shares of our common stock at an average price of $70.11 per share, and we withheld 82,042 shares from employees to cover income and payroll taxes on equity awards that vested during the period.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 8, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At November 26, 2023, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.

Obligations and Commitments

There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Non-GAAP Financial Measures

To supplement the financial information included in this report, we have presented Adjusted EBITDA, which is considered a non-GAAP financial measure. Management uses this non-GAAP financial measure to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting this non-GAAP financial measure provides investors with useful supplemental information because it (i) provides meaningful supplemental information regarding financial performance by excluding foreign currency exchange and unrealized mark-to-market derivative gains and losses and items affecting comparability between periods, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our core operating performance across periods, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our financial results. In addition, we believe that the presentation of this non-GAAP financial measure, when considered together with the most directly comparable GAAP financial measure and the reconciliation to this GAAP financial measure, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.

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

The following table reconciles net income to Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26,	November 27,	November 26,	November 27,
(in millions)	2023	2022	2023	2022
Net income (a)	$215.0	$103.1	$449.8	$335.0
Interest expense, net	29.1	24.6	59.8	50.6
Income tax expense	66.2	36.8	136.1	110.5
Income from operations including equity method investment earnings	310.3	164.5	645.7	496.1
Depreciation and amortization (b)	71.2	59.8	142.0	117.4
Unrealized derivative (gains) losses	1.6	(0.4)	(25.7)	3.6
Unconsolidated joint venture unrealized derivative (gains) losses	—	130.1	—	(14.4)
Foreign currency exchange (gains) losses	(9.2)	1.4	(1.8)	2.4
Items impacting comparability:
Inventory step-up from acquisition	(1.8)	—	20.7	—
Integration and acquisition-related items, net	4.8	(26.5)	8.8	(26.5)
Gain on acquisition of interest in joint venture	—	—	—	(15.1)
Adjusted EBITDA	$376.9	$328.9	$789.7	$563.5
(a)	Net income included a $70.9 million charge ($53.9 million after-tax, or $0.37 per share) for the write-off of excess raw potatoes in North America for both the thirteen and twenty-six weeks ended November 26, 2023. We recorded a $64.6 million charge ($49.1 million after-tax, or $0.34 per share) in cost of sales, and a $6.3 million charge ($4.8 million after-tax, or $0.03 per share) in equity method investment earnings. The total charge to the reporting segments was as follows: $63.3 million to the North America segment; and $7.6 million to the International segment.

(b)	Depreciation and amortization included interest expense, income tax expense, and depreciation and amortization included in equity method investment earnings of $2.1 million and $8.6 million for the thirteen weeks ended November 26, 2023 and November 27, 2022, respectively; and $4.3 million and $17.6 million for the twenty-six weeks ended November 26, 2023 and November 27, 2022.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the first half of fiscal 2024.

New and Recently Adopted Accounting Pronouncements

For a list of our new and recently adopted accounting pronouncements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item I. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we may periodically enter into derivative contracts to mitigate these risks, but not for trading purposes. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of November 26, 2023 and May 28, 2023. Actual results may differ materially.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. We may use commodity swap or forward purchase contracts, in addition to sourcing from multiple providers, to manage risks associated with market fluctuations in oil and energy prices. Based on our open commodity contract hedge positions as of November 26, 2023, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $11.6 million ($8.7 million after-tax). Based on our open commodity contract hedge positions as of May 28, 2023, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $9.0 million ($6.8 million after-tax). We expect that any change in the fair value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currency Exchange Rate Risk

We are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our operations in foreign countries export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on our financial statements. Direct impacts include the translation of our international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of exports out of the United States (and the impact on local currency pricing of products that are traded internationally). The currency that has the most impact is the Euro. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10 percent adverse change in exchange rates versus the U.S. dollar would result in losses of $54.1 million ($41.1 million after-tax) and $48.8 million ($37.1 million after-tax) as of November 26, 2023 and May 28, 2023, respectively.

Interest Rate Risk

We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions, and from time to time, we may enter into interest rate swaps to manage risk. At November 26, 2023, we had $2,170.0 million of fixed-rate and $1,448.5 million of variable-rate debt outstanding. At May 28, 2023, we had $2,170.0 million of fixed-rate and $1,309.8 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $14.7 million annually ($11.5 million after-tax) and $13.3 million annually ($10.3 million after-tax) at November 26, 2023 and May 28, 2023, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 26, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 26, 2023. On February 28, 2023, we acquired the remaining 50% equity interest in Lamb-Weston/Meijer v.o.f. (“LW EMEA”), our former European joint venture. We are in the process of evaluating and integrating controls and procedures relating to the LW EMEA business, which may result in changes to our internal control over financial reporting. Under SEC guidelines, we are permitted to exclude acquisitions from our assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired business. We have excluded LW EMEA from our assessment of internal control over financial reporting at November 26, 2023. Except as it may relate to the integration of the LW EMEA business, there have been no changes in our internal control over financial reporting during the quarter ended November 26, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For the second quarter of fiscal 2024, LW EMEA accounted for 21% of our consolidated net sales and as of November 26, 2023, represented 29% of our consolidated total assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended November 26, 2023 were as follows:

				Approximate Dollar
			Total Number of	Value of Maximum
	Total Number	Average	Shares (or Units)	Number of Shares that
	of Shares (or	Price Paid	Purchased as Part of	May Yet be Purchased
	Units)	Per Share	Publicly Announced	Under Plans or Programs
Period	Purchased (a)	(or Unit)	Plans or Programs (b)	(in millions) (b)
August 28, 2023 through September 24, 2023	76	$96.82	—	$123.9
September 25, 2023 through October 22, 2023	229,778	$87.35	229,049	$480.0
October 23, 2023 through November 26, 2023	344,405	$87.51	342,937	$450.0
Total	574,259
(a)	Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $87.41 per share, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)	On December 20, 2018, we announced that our Board of Directors (the “Board”) had authorized a $250.0 million share repurchase program with no expiration date. On December 17, 2021, we announced that our Board had authorized the repurchase of an additional $250.0 million of our common stock under this program, bringing the total amount authorized under the program to $500.0 million of our common stock. On October 11, 2023, we announced that our Board had increased our share repurchase authorization under the program to $500.0 million of our common stock, including $123.9 million of remaining unused capacity under the Board’s previous repurchase authorizations. As of November 26, 2023, approximately $450.0 million remained authorized and available for repurchase under this program. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended November 26, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Dated this 4th day of January, 2024.