Form 10-Q
period 2024-02-25
Lamb Weston Holdings, Inc.
filed 2024-04-04
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 25, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 1-37830
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 28, 2024, the Registrant had 144,391,021 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
Net sales	$1,458.3	$1,253.6	$4,855.7	$3,655.7
Cost of sales	1,054.6	855.8	3,476.9	2,603.0
Gross profit	403.7	397.8	1,378.8	1,052.7
Selling, general and administrative expenses	179.8	131.5	526.0	357.6
Income from operations	223.9	266.3	852.8	695.1
Interest expense, net	35.7	25.8	95.5	76.4
Income before income taxes and equity method earnings	188.2	240.5	757.3	618.7
Income tax expense	43.1	42.1	179.3	152.6
Equity method investment earnings (loss)	1.0	(23.3)	17.8	44.0
Net income	$146.1	$175.1	$595.8	$510.1
Earnings per share:
Basic	$1.01	$1.22	$4.11	$3.54
Diluted	$1.01	$1.21	$4.09	$3.53
Weighted average common shares outstanding:
Basic	144.5	144.0	145.0	144.0
Diluted	145.3	144.8	145.8	144.7
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Thirteen Weeks Ended February 25, 2024			Thirteen Weeks Ended February 26, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$189.2	$(43.1)	$146.1	$217.2	$(42.1)	$175.1
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	(0.1)	—	(0.1)	—	—	—
Unrealized currency translation gains (losses)	(17.1)	0.1	(17.0)	8.4	0.1	8.5
Other	(0.2)	0.1	(0.1)	0.1	—	0.1
Comprehensive income	$171.8	$(42.9)	$128.9	$225.7	$(42.0)	$183.7

	Thirty-Nine Weeks Ended February 25, 2024			Thirty-Nine Weeks Ended February 26, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$775.1	$(179.3)	$595.8	$662.7	$(152.6)	$510.1
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	(0.5)	0.1	(0.4)	—	—	—
Unrealized currency translation gains (losses)	14.2	(0.2)	14.0	(39.4)	1.6	(37.8)
Other	(0.4)	0.1	(0.3)	0.6	(0.1)	0.5
Comprehensive income	$788.4	$(179.3)	$609.1	$623.9	$(151.1)	$472.8
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(unaudited, in millions, except share data)

	February 25, 2024	May 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$62.3	$304.8
Receivables, less allowance for doubtful accounts of $1.1 and $2.6	736.2	724.2
Inventories	1,210.0	932.0
Prepaid expenses and other current assets	150.6	166.2
Total current assets	2,159.1	2,127.2
Property, plant and equipment, net	3,406.4	2,808.0
Operating lease assets	135.9	146.1
Goodwill	1,056.6	1,040.7
Intangible assets, net	106.4	110.2
Other assets	381.3	287.6
Total assets	$7,245.7	$6,519.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$538.4	$158.5
Current portion of long-term debt and financing obligations	139.1	55.3
Accounts payable	684.1	636.6
Accrued liabilities	454.4	509.8
Total current liabilities	1,816.0	1,360.2
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,175.1	3,248.4
Deferred income taxes	254.6	252.1
Other noncurrent liabilities	241.8	247.8
Total long-term liabilities	3,671.5	3,748.3
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 150,727,425 and 150,293,511 shares issued	150.7	150.3
Treasury stock, at cost, 6,336,439 and 4,627,828 common shares	(480.1)	(314.3)
Additional distributed capital	(521.0)	(558.6)
Retained earnings	2,622.1	2,160.7
Accumulated other comprehensive loss	(13.5)	(26.8)
Total stockholders’ equity	1,758.2	1,411.3
Total liabilities and stockholders’ equity	$7,245.7	$6,519.8
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Thirteen Weeks Ended February 25, 2024 and February 26, 2023
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at November 26, 2023	144,368,320	$150.7	$(479.4)	$(535.9)	$2,528.6	$3.7	$1,667.7
Dividends declared, $0.360 per share	—	—	—	—	(52.0)	—	(52.0)
Common stock issued	32,586	—	—	0.5	—	—	0.5
Stock-settled, stock-based compensation expense	—	—	—	12.2	—	—	12.2
Repurchase of common stock and common stock withheld to cover taxes	(9,920)	—	(0.8)	—	—	—	(0.8)
Other	—	—	0.1	2.2	(0.6)	—	1.7
Comprehensive income (loss)	—	—	—	—	146.1	(17.2)	128.9
Balance at February 25, 2024	144,390,986	$150.7	$(480.1)	$(521.0)	$2,622.1	$(13.5)	$1,758.2

Balance at November 27, 2022	143,870,309	$148.3	$(297.5)	$(785.5)	$1,569.2	$(61.5)	$573.0
Dividends declared, $0.280 per share	—	—	—	—	(40.3)	—	(40.3)
Common stock issued	8,059	—	—	0.1	—	—	0.1
Stock-settled, stock-based compensation expense	—	—	—	10.4	—	—	10.4
Repurchase of common stock and common stock withheld to cover taxes	(126,622)	—	(12.4)	—	—	—	(12.4)
Other	—	—	—	1.0	(0.7)	—	0.3
Comprehensive income	—	—	—	—	175.1	8.6	183.7
Balance at February 26, 2023	143,751,746	$148.3	$(309.9)	$(774.0)	$1,703.3	$(52.9)	$714.8

	Thirty-Nine Weeks Ended February 25, 2024 and February 26, 2023
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 28, 2023	145,665,683	$150.3	$(314.3)	$(558.6)	$2,160.7	$(26.8)	$1,411.3
Dividends declared, $0.920 per share	—	—	—	—	(133.2)	—	(133.2)
Common stock issued	433,914	0.4	—	0.3	—	—	0.7
Stock-settled, stock-based compensation expense	—	—	—	34.4	—	—	34.4
Repurchase of common stock and common stock withheld to cover taxes	(1,708,611)	—	(165.1)	—	—	—	(165.1)
Other	—	—	(0.7)	2.9	(1.2)	—	1.0
Comprehensive income	—	—	—	—	595.8	13.3	609.1
Balance at February 25, 2024	144,390,986	$150.7	$(480.1)	$(521.0)	$2,622.1	$(13.5)	$1,758.2

Balance at May 29, 2022	144,071,428	$148.0	$(264.1)	$(813.3)	$1,305.5	$(15.6)	$360.5
Dividends declared, $0.770 per share	—	—	—	—	(110.8)	—	(110.8)
Common stock issued	293,458	0.3	—	1.4	—	—	1.7
Stock-settled, stock-based compensation expense	—	—	—	28.0	—	—	28.0
Repurchase of common stock and common stock withheld to cover taxes	(613,140)	—	(45.8)	—	—	—	(45.8)
Other	—	—	—	9.9	(1.5)	—	8.4
Comprehensive income (loss)	—	—	—	—	510.1	(37.3)	472.8
Balance at February 26, 2023	143,751,746	$148.3	$(309.9)	$(774.0)	$1,703.3	$(52.9)	$714.8
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited, in millions)

	Thirty-Nine Weeks Ended
	February 25, 2024	February 26, 2023
Cash flows from operating activities
Net income	$595.8	$510.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	220.0	153.3
Stock-settled, stock-based compensation expense	34.4	28.0
Equity method investment earnings in excess of distributions	(4.8)	(44.3)
Deferred income taxes	1.3	(25.5)
Foreign currency remeasurement gain	(0.1)	(21.2)
Other	(2.9)	(22.3)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(8.6)	(47.2)
Inventories	(275.0)	(254.3)
Income taxes payable/receivable, net	36.3	13.1
Prepaid expenses and other current assets	(5.9)	5.9
Accounts payable	(25.6)	16.7
Accrued liabilities	(83.4)	22.8
Net cash provided by operating activities	$481.5	$335.1
Cash flows from investing activities
Additions to property, plant and equipment	(763.4)	(429.4)
Additions to other long-term assets	(64.9)	(67.6)
Acquisition of interests in joint venture, net	—	(42.3)
Acquisition of business, net of cash acquired	(11.2)	—
Other	14.7	3.6
Net cash used for investing activities	$(824.8)	$(535.7)
Cash flows from financing activities
Proceeds from short-term borrowings, net	379.1	—
Proceeds from issuance of debt	50.1	510.8
Repayments of debt and financing obligations	(42.0)	(24.6)
Dividends paid	(122.0)	(105.8)
Repurchase of common stock and common stock withheld to cover taxes	(165.1)	(47.2)
Other	—	(1.9)
Net cash provided by financing activities	$100.1	$331.3
Effect of exchange rate changes on cash and cash equivalents	0.7	19.3
Net (decrease) increase in cash and cash equivalents	(242.5)	150.0
Cash and cash equivalents, beginning of period	304.8	525.0
Cash and cash equivalents, end of period	$62.3	$675.0
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston and its consolidated subsidiaries for the thirteen and thirty-nine weeks ended February 25, 2024 and February 26, 2023, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).
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
These financial statements and related condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023 (the “Form 10-K”), where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. We filed the Form 10-K with the Securities and Exchange Commission (the “SEC”) on July 25, 2023.
Certain amounts from prior period consolidated financial statements have been reclassified to conform with current period presentation.
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for our Annual Report on Form 10-K for the fiscal year ending May 25, 2025, and subsequent interim periods, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures, particularly around rate reconciliations and income taxes paid information. ASU 2023-09 is effective for our Annual Report on Form 10-K for the fiscal year ending May 25, 2025, on a prospective basis, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions, except per share amounts)	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
Numerator:
Net income	$146.1	$175.1	$595.8	$510.1

Denominator:
Basic weighted average common shares outstanding	144.5	144.0	145.0	144.0
Add: Dilutive effect of employee incentive plans (a)	0.8	0.8	0.8	0.7
Diluted weighted average common shares outstanding	145.3	144.8	145.8	144.7

Earnings per share:
Basic	$1.01	$1.22	$4.11	$3.54
Diluted	$1.01	$1.21	$4.09	$3.53
___________________________________________
(a)Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of February 25, 2024, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of February 26, 2023, 0.6 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.
3. INCOME TAXES
Income tax expense for the thirteen and thirty-nine weeks ended February 25, 2024 and February 26, 2023 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
Income before income taxes and equity method earnings	$188.2	$240.5	$757.3	$618.7
Equity method investment earnings (loss)	1.0	(23.3)	17.8	44.0
Income tax expense	43.1	42.1	179.3	152.6
Effective tax rate (a)	22.8%	19.4%	23.1%	23.0%
___________________________________________
(a)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.
Income Taxes Paid
Income taxes paid, net of refunds, were $140.4 million and $168.5 million during the thirty-nine weeks ended February 25, 2024 and February 26, 2023, respectively.

4. INVENTORIES
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

(in millions)	February 25, 2024	May 28, 2023
Raw materials and packaging	$265.2	$145.7
Finished goods	855.3	708.3
Supplies and other	89.5	78.0
Inventories	$1,210.0	$932.0
5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

(in millions)	February 25, 2024	May 28, 2023
Land and land improvements	$168.7	$163.2
Buildings, machinery and equipment	4,001.4	3,576.6
Furniture, fixtures, office equipment and other	120.2	112.0
Construction in progress	1,188.4	832.0
Property, plant and equipment, at cost	5,478.7	4,683.8
Less accumulated depreciation	(2,072.3)	(1,875.8)
Property, plant and equipment, net	$3,406.4	$2,808.0
Depreciation expense was $70.8 million and $48.8 million for the thirteen weeks ended February 25, 2024 and February 26, 2023, respectively; and $203.2 million and $145.8 million for the thirty-nine weeks ended February 25, 2024 and February 26, 2023, respectively. At February 25, 2024 and May 28, 2023, purchases of property, plant and equipment included in accounts payable were $156.9 million and $82.6 million, respectively.
Interest capitalized within construction in progress for the thirteen weeks ended February 25, 2024 and February 26, 2023, was $13.8 million and $5.8 million, respectively; and $37.3 million and $11.9 million for the thirty-nine weeks ended February 25, 2024 and February 26, 2023, respectively.
6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for the thirty-nine weeks ended February 25, 2024:

(in millions)	North America	International	Total
Balance at May 28, 2023 (a)	$722.4	$318.3	$1,040.7
Acquisition	—	8.5	8.5
Foreign currency translation adjustment	4.2	3.2	7.4
Balance at February 25, 2024	$726.6	$330.0	$1,056.6
___________________________________________
(a)As a result of our change in segments, effective May 29, 2023, goodwill was reassigned to the North America and International segments based on relative fair value using a market-based approach. Before and after the reassignment of our goodwill, we completed impairment assessments and concluded there were no indications of impairment in our segments. See Note 12, Segments, for more information related to the change in segments.

Other identifiable intangible assets were as follows:

	February 25, 2024				May 28, 2023
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	13	123.2	(34.8)	88.4	14	121.4	(29.2)	92.2
		$141.2	$(34.8)	$106.4		$139.4	$(29.2)	$110.2
___________________________________________
(a)Non-amortizing intangible assets represent brands and trademarks.
(b)Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Amortization expense, including developed technology amortization expense, was $7.1 million and $1.4 million for the thirteen weeks ended February 25, 2024 and February 26, 2023, respectively; and $12.4 million and $4.3 million for the thirty-nine weeks ended February 25, 2024 and February 26, 2023, respectively. Foreign intangible assets are affected by foreign currency translation.
7. OTHER ASSETS
The components of other assets were as follows:

(in millions)	February 25, 2024	May 28, 2023
Capitalized software costs	$232.3	$175.4
Property, plant and equipment deposits	58.1	30.5
Equity method investments	49.2	43.5
Other	41.7	38.2
Other assets	$381.3	$287.6
8. ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	February 25, 2024	May 28, 2023
Compensation and benefits	$102.8	$187.5
Accrued trade promotions	67.1	86.1
Derivative liabilities and payables	52.4	53.9
Dividends payable to shareholders	52.0	40.8
Taxes payable	39.6	21.2
Current portion of operating lease obligations	28.2	28.5
Plant utilities and accruals	21.8	27.2
Accrued interest	20.7	31.1
Other	69.8	33.5
Accrued liabilities	$454.4	$509.8

9. DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

(in millions)	February 25, 2024		May 28, 2023
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
U.S. revolving credit facility	$405.0	6.681%	$—	7.710%
Euro revolving credit facility	113.6	4.772	149.2	4.230
Other credit facilities	22.2	(a)	11.4	(a)
	540.8		160.6
Long-term debt:
Term A-1 loan facility, due June 2026 (b)	232.5	7.233	243.8	5.210
Term A-2 loan facility, due April 2025 (b)	268.1	7.233	280.3	5.380
Term A-3 loan facility, due January 2030 (b)	433.1	7.383	450.0	6.850
RMB loan facility, due February 2027	143.1	4.528	94.7	4.600
Euro loan facility, due December 2024	81.2	4.184	80.4	2.010
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,328.0		3,319.2
Financing obligations:
Lease financing obligations due on various dates through 2040	6.0		7.7

Total debt and financing obligations	3,874.8		3,487.5
Debt issuance costs and debt discounts (c)	(22.2)		(25.3)
Short-term borrowings, net of debt discounts	(538.4)		(158.5)
Current portion of long-term debt and financing obligations	(139.1)		(55.3)
Long-term debt and financing obligations, excluding current portion	$3,175.1		$3,248.4
___________________________________________
(a)Other credit facilities consist of several short-term facilities at one of our subsidiaries used for working capital purposes and have various interest rates.
(b)The interest rates applicable to the Term A-1, A-2, and A-3 loans do not include anticipated patronage dividends. We have received and expect to continue receiving patronage dividends under all three term loan facilities.
(c)Excludes debt issuance costs of $1.9 million and $2.5 million as of February 25, 2024 and May 28, 2023, respectively, related to our U.S. revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.
As of February 25, 2024, we had $908.8 million of available liquidity under our committed revolving credit facilities in the U.S. and LW EMEA.
For the thirty-nine weeks ended February 25, 2024 and February 26, 2023, we paid $151.3 million and $120.6 million of interest on debt, respectively.
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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of February 25, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$1.8	$—	$1.8
Derivative liabilities (a)	—	(48.4)	—	(48.4)
Deferred compensation liabilities (b)	—	(27.2)	—	(27.2)
Fair value, net	$—	$(73.8)	$—	$(73.8)

	As of May 28, 2023
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$3.0	$—	$3.0
Derivative liabilities (a)	—	(46.6)	—	(46.6)
Deferred compensation liabilities (b)	—	(22.6)	—	(22.6)
Fair value, net	$—	$(66.2)	$—	$(66.2)
___________________________________________
(a)Derivative assets and liabilities included in Level 2 primarily represent commodity swaps, option contracts, interest rate swaps and currency contracts. The fair values of our Level 2 derivative assets were determined using valuation models that use market observable inputs including both forward and spot prices for commodities and foreign currencies. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and derivative liabilities are presented within “Accrued liabilities” on our Consolidated Balance Sheets.
(b)The fair values of our Level 2 deferred compensation liabilities were valued using third-party valuations, which are based on the net asset values of mutual funds in our retirement plans. While the underlying assets are actively traded on an exchange, the funds are not. Deferred compensation liabilities are primarily presented within “Other noncurrent liabilities” on our Consolidated Balance Sheets.
As of February 25, 2024, we had $2,170.0 million of fixed-rate and $1,698.8 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $1,995.9 million as of February 25, 2024. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount and approximates current market prices.
11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On October 11, 2023, we announced that our Board of Directors increased our share repurchase authorization to an aggregate amount of $500.0 million. The program has no expiration date. During the thirteen weeks ended February 25, 2024, we did not repurchase any shares under the program. During the thirty-nine weeks ended February 25, 2024, we repurchased 1,564,351 shares for an aggregate purchase price of $150.0 million, or a weighted-average price of $95.89 per share. As of February 25, 2024, $450.0 million remained authorized for repurchase under the program.

Dividends
During the thirty-nine weeks ended February 25, 2024, we paid $122.0 million of cash dividends to our common stockholders. In addition, on March 1, 2024, we paid $52.0 million of cash dividends to common stockholders of record as of the close of business on February 2, 2024. On March 20, 2024, our Board of Directors declared a cash dividend of $0.36 per share of our common stock. This dividend will be paid on May 31, 2024, to common stockholders of record as of the close of business on May 3, 2024.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of taxes, as of February 25, 2024 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Pension and Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of May 28, 2023	$(27.1)	$(0.7)	$1.0	$(26.8)
Other comprehensive income before reclassifications, net of tax	14.0	(0.4)	(0.3)	13.3
Net current-period other comprehensive income	14.0	(0.4)	(0.3)	13.3
Balance as of February 25, 2024	$(13.1)	$(1.1)	$0.7	$(13.5)
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 25, 2024 (a)	February 26, 2023	February 25, 2024 (a)	February 26, 2023
Segment net sales
North America	$947.5	$1,070.8	$3,250.0	$3,088.9
International (b)	510.8	182.8	1,605.7	566.8
	$1,458.3	$1,253.6	$4,855.7	$3,655.7

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 25, 2024 (a)(d)	February 26, 2023	February 25, 2024 (a)(d)	February 26, 2023
Segment Adjusted EBITDA
North America	$285.9	$333.0	$986.6	$864.4
International (b)	101.7	54.1	291.5	147.4
Total Reportable Segments Adjusted EBITDA	387.6	387.1	1,278.1	1,011.8
Unallocated corporate costs (c)	(44.0)	(34.9)	(144.7)	(96.1)
Depreciation and amortization (e)	80.0	59.5	222.0	176.9
Unrealized derivative losses	27.3	5.1	1.6	8.7
Unconsolidated joint venture unrealized derivative losses	—	47.1	—	32.7
Foreign currency exchange losses	9.0	1.8	7.3	4.2
Items impacting comparability:
Inventory step-up from acquisition	—	—	20.7	—
Integration and acquisition-related items, net	2.4	(4.3)	11.2	(30.8)
Gain on acquisition of interest in joint ventures (f)	—	—	—	(15.1)
Interest expense, net	35.7	25.8	95.5	76.4
Income before income taxes	189.2	217.2	775.1	662.7
Income tax expense	43.1	42.1	179.3	152.6
Net income	$146.1	$175.1	$595.8	$510.1
___________________________________________
(a)During the thirteen and thirty-nine weeks ended February 25, 2024, we transitioned certain central systems and functions, including order to cash, produce to deliver, source to pay, and inventory management, among others in North America, to a new enterprise resource planning system. After the transition, we experienced reduced visibility into finished goods inventories at our distribution centers, resulting in a higher-than-expected effect on customer order fulfillment rates. By the end of the quarter, we restored the visibility into our finished goods inventories and customer order fulfillment rates to pre-transition levels.
(b)We acquired the remaining interest in LW EMEA in the fourth quarter of fiscal 2023. Accordingly, LW EMEA’s adjusted EBITDA is reported in the International segment for the thirteen and thirty-nine weeks ended February 25, 2024, whereas in the same period in the prior year, our 50% equity interest in LW EMEA was recorded using equity method accounting. As a result, only 50% of LW EMEA’s adjusted EBITDA is reported in the International segment for the thirteen and thirty-nine weeks ended February 26, 2023.
(c)Unallocated corporate costs included costs related to corporate support staff and support services, foreign exchange gains and losses and unrealized mark-to-market derivative gains and losses. Support services include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments.
Unallocated corporate costs for the thirteen and thirty-nine weeks ended February 25, 2024 included unallocated corporate costs of LW EMEA, whereas in the same period in the prior year, our portion of LW EMEA’s unallocated corporate costs were recorded in “Equity method investment earnings” in the Consolidated Statements of Earnings in the International segment.
(d)The thirteen weeks ended February 25, 2024 included a $25.0 million charge ($19.0 million after-tax, or $0.13 per share) related to a write-off of excess raw potatoes. The total charge to the reporting segments was as follows: $22.7 million to the North America segment and $2.3 million to the International segment. The thirty-nine weeks ended February 25, 2024 included a $95.9 million charge ($72.9 million after-tax, or $0.50 per share) related to a write-off of excess raw potatoes. The total charge to the reporting segments was as follows: $86.0 million to the North America segment and $9.9 million to the International segment.
(e)Depreciation and amortization included interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.1 million and $9.3 million for the thirteen weeks ended February 25, 2024 and February 26, 2023, respectively; and $6.4 million and $26.9 million for the thirty-nine weeks ended February 25, 2024 and February 26, 2023, respectively.
(f)The thirty-nine weeks ended February 26, 2023 included a $15.1 million (before and after-tax) gain recognized in connection with our acquisition of an additional 40% equity interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”) in July 2022. This gain related to remeasuring our previously held 50% equity interest in LWAMSA to fair value, recorded in “Equity method investment earnings” in the Consolidated Statements of Earnings, and is excluded from the financial results of our International segment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Information" of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2023 (the “Form 10-K”), which we filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on July 25, 2023.
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
This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted Selling, General and Administrative (“SG&A”) expenses, and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, and Adjusted Equity Method Investment Earnings, and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, net income, gross profit, SG&A, or equity method investment earnings, as applicable. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
Executive Summary

Our third quarter results include a higher-than-expected impact from the transition to a new ERP system in North America. As previously disclosed, at the beginning of our third quarter of fiscal 2024, we began transitioning certain central systems and functions in North America to a new ERP system, as part of our multi-year effort to upgrade our information systems and ERP infrastructure across the company. The transition resulted in a temporary reduction in visibility into our finished goods inventories at distribution centers, which affected our ability to fulfill customer orders. As a result, our sales volume performance declined in the quarter and margins were pressured more than we initially anticipated, as more fully described below in “Results of Operations.” By the end of the quarter, we restored the visibility into our finished goods inventories and customer order fulfillment rates to pre-transition levels.

In the third quarter of fiscal 2024, our net sales growth was driven by incremental sales related to our acquisition of the remaining equity interest in LW EMEA (the “LW EMEA Acquisition”), our former joint venture in Europe. Excluding this benefit from the LW EMEA Acquisition, our sales declined, due to a slower-than-expected ramp up to pre-ERP system transition customer order fulfillment levels, the carryover impact of our decisions to exit lower-margin business to strategically manage our sales mix in the prior year, and soft restaurant traffic and frozen potato demand trends in North America and other key international markets. The decline in sales volume more than offset the carryover benefit of inflation-driven pricing actions taken in the prior year, as well as selected pricing actions in the current year.

Our net income declined in the third quarter of fiscal 2024, largely reflecting lower income from operations and higher interest expense. Our Adjusted EBITDA declined as compared to the prior year quarter primarily due to the impact of the ERP system transition, input cost inflation, and a $25.0 million pre-tax charge for the write-off of excess raw potatoes more than offsetting incremental earnings from the LW EMEA Acquisition and favorable price/mix. The charge to write-off excess potatoes largely reflects a reduction in our sales volume estimate to reflect soft restaurant traffic trends in North America and other key international markets, and lower order fulfillment rates in our fiscal third quarter related to the ERP system transition. The charge in the current quarter is in addition to the $70.9 million pre-tax write-off of excess raw potatoes that we incurred in the second quarter of fiscal 2024.

In the first three quarters of fiscal 2024, we generated net cash from operating activities of $481.5 million, up $146.4 million compared to the first three quarters of fiscal 2023, primarily due to higher earnings. We returned an aggregate of $272.0 million to our common stockholders in the form of cash dividends and share repurchases. We ended the third quarter with $62.3 million of cash and cash equivalents and $908.8 million of available liquidity under committed revolving credit facilities in the U.S. and Europe.
Our capacity expansion and modernization efforts in Idaho and the Netherlands remain on track, while the expected availability from our capacity expansion in Argentina has been postponed from fall 2024 to mid-2025.
Outlook

For the remainder of fiscal 2024, we expect to deliver net sales growth that is driven by the carryover benefit of pricing actions taken in fiscal 2023, as well as pricing actions in select sales channels taken in fiscal 2024. We expect volume growth will be pressured, with performance mixed by geography and sales channel. We continue to anticipate that demand for our products in the near term may be tempered by soft restaurant traffic trends, as compared to the prior year period, in North America and other key international markets as our customers and consumers generally respond to the cumulative effect of inflation for food consumed away from home. We do not expect the ERP system transition to have a material impact on our financial performance for the remainder of fiscal 2024 as customer order fulfillment rates have been restored to pre-transition levels.

We expect net income and Adjusted EBITDA growth for the remainder of fiscal 2024, as compared to the prior year period, to be largely driven by sales and Adjusted Gross Profit growth, and that the rate of input cost inflation, driven largely by higher potato costs, will, in aggregate, moderate as compared to fiscal 2023 inflation rates. We anticipate that the increase in Adjusted Gross Profit during this period will be partially offset by higher SG&A, reflecting: increased information technology investments, including expenses associated with the transition to the new ERP system and related amortization, and higher compensation and benefits expenses due to increased employee headcount.
We continue to believe in the long-term growth outlook for the frozen potato category and that Lamb Weston is well-positioned to drive sustainable, profitable growth, and to better serve customers around the world as we seek to leverage the commercial and operational benefits from the LW EMEA Acquisition, as well as the benefits we expect from our previously announced capacity expansion investments in the U.S., the Netherlands, and Argentina.
Results of Operations
Effective May 29, 2023, to align with our expanded global footprint following the completion of the LW EMEA Acquisition, management, including our chief executive officer (who is our chief operating decision maker), began managing operations in two business segments based on management’s change to the way it monitors performance, aligns strategies, and allocates resources. As a result of this change, we now have two operating segments, each of which is a reportable segment: North America and International. We report net sales and Adjusted EBITDA by segment (Segment Adjusted EBITDA) and on a consolidated basis (Adjusted EBITDA), which are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Adjusted EBITDA is a non-GAAP financial measure. For additional information on our reportable segments, Segment Adjusted EBITDA, and Adjusted EBITDA, see Note 12, Segments, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and “Non-GAAP Financial Measures” below. Prior period segment data has been retrospectively adjusted to conform with current period classification.

ERP Transition

At the beginning of the fiscal third quarter, we transitioned certain central systems and functions, including order to cash, produce to deliver, source to pay, and inventory management, in North America to a new ERP system. After the transition, we experienced reduced visibility into finished goods inventories at our distribution centers, resulting in a higher-than-expected effect on customer order fulfillment rates. The transition had a greater impact on shipments of higher-margin mixed-product loads than shipments of single-product orders, resulting in unfavorable mix. We partnered closely with our customers to minimize the impact on our sales and estimate the lower order fulfillment rates reduced sales volume growth by approximately 8 percentage points and net sales by approximately $135 million, with $123 million and $12 million in our North America and International segments, respectively, during the fiscal third quarter.

In total, we estimate the ERP transition negatively impacted fiscal third quarter net income by approximately $72 million and Adjusted EBITDA by approximately $95 million. With respect to the impact on Adjusted EBITDA, we estimate that approximately $55 million related to lower order fulfillment rates and approximately $40 million related to incremental costs and expenses, of which:

•Approximately $7 million was recorded as a reduction in gross sales, and included accrued fees and charges for delayed or unfilled customer orders;

•Approximately $26 million was recorded in cost of sales, and included reduced fixed cost coverage and inefficiencies resulting from planned downtime at our processing facilities, as well as additional freight charges; and

•Approximately $7 million was recorded in selling, general and administrative expenses, and largely included consulting expenses to restore order fulfillment rates.

Of the approximately $95 million negative impact on Adjusted EBITDA, we estimate that approximately $83 million impacted the North America segment, approximately $5 million impacted the International segment, and approximately $7 million impacted unallocated corporate costs.

We believe the impact of the order fulfillment issues were contained to the fiscal third quarter as customer order fulfillment rates have been restored to pre-transition levels.

Thirteen Weeks Ended February 25, 2024 compared to Thirteen Weeks Ended February 26, 2023
Net Sales and Segment Adjusted EBITDA

	Thirteen Weeks Ended
(in millions, except percentages)	February 25, 2024	February 26, 2023	% Increase (Decrease)
Segment Net Sales
North America	$947.5	$1,070.8	(12)%
International	510.8	182.8	179%
	$1,458.3	$1,253.6	16%

Segment Adjusted EBITDA
North America	$285.9	$333.0	(14)%
International	101.7	54.1	88%
Net Sales
Compared to the prior year quarter, net sales for the third quarter of fiscal 2024 increased $204.7 million, or 16%, to $1,458.3 million, and included $356.7 million of incremental sales attributable to the consolidation of the financial results of LW EMEA following the completion of the LW EMEA Acquisition in February 2023.

Net sales, excluding the incremental sales attributable to the LW EMEA Acquisition, were down $152.0 million, or 12% versus the prior year quarter, with approximately $135 million of the decline attributable to the ERP transition. Volume declined 16%, with approximately 8 percentage points of the decline reflecting unfilled customer orders resulting from the ERP transition. The other half of the volume decline largely reflects soft restaurant traffic trends in North America and other key international markets, as well as the carryover effect of our decisions to exit certain lower-priced and lower-margin business in the prior year to strategically manage customer and product mix. Price/mix increased 4%, reflecting the benefit of inflation-driven pricing actions across both of our business segments, partially offset by lower customer transportation charges.

North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, declined $123.3 million, or 12%, to $947.5 million, with approximately $123 million of the decline attributable to the ERP transition. Volume declined 17%, with more than one-half of the decline reflecting unfilled customer orders resulting from the ERP transition. The remainder of the volume decline largely reflects soft restaurant traffic and retail trends in North America, as well as the carryover impact of our decisions to exit certain lower-priced and lower-margin business in the prior fiscal year. Price/mix increased 5%, reflecting the carryover benefit of inflation-driven pricing actions taken in fiscal 2023, as well as pricing actions for contracts with large and regional chain restaurant customers in fiscal 2024. The increase in price mix was partially offset by lower customer transportation charges and unfavorable mix associated with the transition to a new ERP system.

International segment net sales, which includes all sales to customers outside of North America, increased $328.0 million, or 179%, to $510.8 million, and included $356.7 million of incremental sales attributable to the consolidation of the financial results of LW EMEA. International segment net sales, excluding the incremental sales attributable to the LW EMEA Acquisition, declined $28.7 million, or 16% compared to the prior year quarter, with approximately $12 million of the decline attributable to the ERP transition. Volume, excluding the benefit from the LW EMEA Acquisition, declined 17%. More than half of the volume decline reflects our decisions to exit certain lower-priced and lower-margin business in the prior fiscal year, with the remainder primarily reflecting unfilled customer orders served by exports from North America as a result of the ERP transition. Price/mix increased 1% as the carryover benefit of inflation-driving pricing actions taken in fiscal 2023 was mostly offset by lower customer transportation charges.
Gross Profit
Gross profit increased $5.9 million, or 1%, to $403.7 million, for the third quarter of fiscal 2024, and included a $23.3 million ($17.3 million after-tax, or $0.12 per share) unrealized loss related to mark-to-market adjustments associated with commodity hedging contracts. The prior year quarter included a $5.1 million ($3.8 million after-tax, with $0.03 per share impact) unrealized loss related to mark-to-market adjustments associated with commodity hedging contracts.

Adjusted Gross Profit increased $24.1 million versus the prior year quarter to $427.0 million, driven by incremental earnings from the consolidation of the financial results of LW EMEA, and benefits from inflation-driven pricing actions. Gross profit and Adjusted Gross Profit in the current quarter included an estimated $33 million of incremental costs associated with the ERP transition, as well as a $20.5 million pre-tax charge for the write-off of excess raw potatoes, largely reflecting a reduction to our sales volume estimate resulting from soft restaurant traffic trends in North America and other key international markets, as well as from a higher-than-expected impact on customer order fulfillment rates related to the ERP transition.

The increase in Adjusted Gross Profit was also partially offset by higher costs per pound, which largely reflected mid-single-digit cost inflation, in the aggregate, for key inputs, including: raw potatoes, labor, energy, and ingredients such as grains and starches used in product coatings. The increase in per pound costs was partially offset by lower transportation rates and lower cost of edible oils.
Selling, General and Administrative Expenses
SG&A increased $48.3 million to $179.8 million in the third quarter of fiscal 2024, and included: $2.4 million ($1.8 million after-tax, or $0.01 per share) of LW EMEA integration and acquisition-related expenses; $4.0 million ($3.0 million after-tax, or $0.02 per share) of unrealized loss related to mark-to-market adjustments associated with currency hedging contracts; and $9.0 million ($6.8 million after-tax, or $0.04 per share) of foreign currency exchange loss. The prior year quarter included $4.3 million ($2.8 million after-tax, or $0.02 per share) of LW EMEA integration and acquisition-related net gains and $1.8 million ($1.4 million after-tax, or $0.01 per share) of foreign currency exchange losses.

Adjusted SG&A increased $30.4 million to $164.4 million, primarily due to incremental expenses attributable to the consolidation of the financial results of LW EMEA, as well as higher expenses associated with information technology investments, which included the transition to a new ERP system and related non-cash amortization costs. The increase in Adjusted SG&A was partially offset by a reduction in compensation and benefits accruals.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA

Net Income declined $29.0 million from the prior year quarter to $146.1 million. Net income in the current quarter included a total net loss of $28.9 million for foreign currency exchange and unrealized mark-to-market derivative gains and losses, and items impacting comparability, as well as a $19.0 million charge for the write-off of excess raw potatoes. In addition, we estimate the ERP transition also negatively impacted net income in the current quarter by approximately $72 million. Net income in the prior year quarter included a total net loss of $37.3 million, including $38.7 million in unrealized mark-to-market adjustments associated with commodity and currency hedging contracts (primarily at LW EMEA), foreign currency exchange losses, and items impacting comparability.

Adjusted EBITDA declined $8.6 million from the prior year quarter to $343.6 million, as an approximately $95 million negative impact from the ERP transition, higher costs per pound, a $25.0 million pre-tax charge for the write-off of excess raw potatoes (of which $4.5 million was recorded in Equity Method Investment Earnings), and lower volumes largely offset incremental earnings from the consolidation of the financial results of LW EMEA and the benefit of inflation-driven pricing actions.

North America Segment Adjusted EBITDA declined $47.1 million to $285.9 million. An approximately $83 million negative impact from the ERP transition, higher costs per pound, a $22.7 million charge for the write-off of excess raw potatoes, and lower volumes drove the decline, which were partially offset by the benefit of inflation-driven pricing actions.

International Segment Adjusted EBITDA increased $47.6 million to $101.7 million. Incremental earnings from the consolidation of the financial results of LW EMEA drove the increase. Excluding the benefit from the LW EMEA Acquisition, higher costs per pound, an estimated $5 million negative impact from the ERP transition, lower volumes, and a $2.3 million allocated charge for the write-off of excess raw potatoes, more than offset favorable price/mix.

Interest Expense, Net
Compared with the prior year quarter, interest expense, net increased $9.9 million to $35.7 million, reflecting the impact of higher total debt outstanding and higher interest rates on our floating rate debt, partially offset by higher capitalized interest related to our manufacturing expansion projects, net of interest income.
Income Tax Expense
Income tax expense for the third quarter of fiscal 2024 and 2023 was $43.1 million and $42.1 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.8% and 19.4% for the third quarter of fiscal 2024 and 2023, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.
Equity Method Investment Earnings (Loss)
Equity method investment earnings (loss) from unconsolidated joint ventures were earnings of $1.0 million and a loss of $23.3 million for the third quarter of fiscal 2024 and 2023, respectively. The results in the current quarter include earnings associated with our 50% interest in Lamb Weston/RDO Frozen, an unconsolidated potato processing joint venture in Minnesota (“Lamb Weston RDO”), while results in the prior year quarter also included earnings associated with our previously held 50% interest in LW EMEA that were classified as equity method investment earnings (losses) prior to the completion of the LW EMEA Acquisition. The results in the prior year quarter include a $47.1 million ($34.9 million after-tax, or $0.24 per share) unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts in LW EMEA.
Adjusted Equity Method Investment Earnings declined $22.8 million compared to the prior year quarter, largely due to our share of LW EMEA earnings being included in the prior year quarter. The results in the third quarter also include lower sales from unfilled customer orders related to the transition to a new ERP system and a $4.5 million pre-tax charge for the write-off of excess raw potatoes at Lamb Weston RDO.
Thirty-Nine Weeks Ended February 25, 2024 compared to Thirty-Nine Weeks Ended February 26, 2023
Net Sales and Segment Adjusted EBITDA

	Thirty-Nine Weeks Ended
(in millions, except percentages)	February 25, 2024	February 26, 2023	% Increase (Decrease)
Segment net sales
North America	$3,250.0	$3,088.9	5%
International	1,605.7	566.8	183%
	$4,855.7	$3,655.7	33%

Segment Adjusted EBITDA
North America	$986.6	$864.4	14%
International	291.5	147.4	98%
Net Sales
Compared to the first three quarters of fiscal 2023, net sales increased $1,200.0 million, or 33%, to $4,855.7 million, and included $1,107.4 million of incremental sales attributable to the consolidation of the financial results of (1) LW EMEA, following the completion of the LW EMEA Acquisition in February 2023, and (2) Lamb Weston Alimentos Modernos S.A., our joint venture in Argentina (“LWAMSA”), following our acquisition in July 2022 of an additional 40% equity interest in LWAMSA (the “LWAMSA Acquisition” and, together with the LW EMEA Acquisition, the “Acquisitions”).

Net sales, excluding the incremental sales attributable to the Acquisitions, grew $92.6 million, or 3% compared to the first three quarters of fiscal 2023, with growth tempered by approximately $135 million due to the ERP transition during our fiscal third quarter. Price/mix increased 15%, reflecting the benefit of inflation-driven pricing actions across both of our business segments, partially offset by lower customer transportation charges. Volume declined 12%, with more than half of the decline reflecting the carryover effect of our decisions to exit certain lower-priced and lower-margin business in the prior year to strategically manage customer and product mix. Nearly one quarter of the volume decline reflects unfilled customer orders resulting from the transition to a new ERP system. The remainder of the volume decline was largely due to soft demand trends in North America and other key international markets, inventory destocking by certain customers in international markets and in select U.S. retail channels during the first half of fiscal 2024, and volume elasticity in response to inflation-based pricing actions.

North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, increased $161.1 million, or 5%, to $3,250.0 million, with growth tempered by approximately $123 million due to the ERP transition during our fiscal third quarter. Price/mix increased 13%, reflecting the carryover benefit of inflation-driven pricing actions taken in fiscal 2023, as well as pricing actions for contracts with large and regional chain restaurant customers in fiscal 2024, partially offset by lower customer transportation charges. Volume declined 8%, with approximately two-thirds of the volume decline reflecting the carryover effect of our decisions to exit certain lower-priced and lower-margin business in the prior year. The remaining approximately one-third of the volume decline reflects unfilled customer orders resulting from the ERP transition. To a lesser extent, soft restaurant traffic and retail trends, as well as lower shipments in response to inventory destocking by certain customers in select U.S. retail channels, also pressured volumes.

International segment net sales, which includes all sales to customers outside of North America, increased $1,038.9 million, or 183%, to $1,605.7 million, and included $1,107.4 million of incremental sales attributable to the Acquisitions. International segment net sales, excluding the incremental sales attributable to the Acquisitions, declined $68.5 million, or 12% compared to the prior year period, with approximately $12 million of the decline attributable to the ERP transition during our fiscal third quarter. Volume declined 22%, primarily reflecting the carryover effect of our decisions to exit certain lower-priced and lower-margin business in the prior year. To a lesser extent, soft restaurant traffic trends in key international markets, as well as lower shipments in response to inventory destocking by certain customers in several markets in the Asia-Pacific region, also pressured volume. Less than 10% of the volume decline reflects unfilled customer orders resulting from the ERP transition. Price/mix increased 10%, driven by the carryover benefit of inflation-driven pricing actions taken in fiscal 2023, partially offset by lower customer transportation charges.
Gross Profit
Compared to the first three quarters of 2023, gross profit increased $326.1 million, or 31%, to $1,378.8 million, and included $20.7 million of costs ($15.4 million after-tax, or $0.11 per share) associated with the sale of inventory stepped-up to fair value in the LW EMEA Acquisition, and a $3.8 million ($2.9 million after-tax, or $0.02 per share) unrealized gain related to mark-to-market adjustments associated with commodity hedging contracts. The prior year period included a $8.7 million ($6.5 million after-tax, or $0.04 per share) unrealized loss related to mark-to-market adjustments associated with commodity hedging contracts.

Adjusted Gross Profit increased $334.3 million versus the prior year quarter to $1,395.7 million, driven primarily by incremental earnings attributable to the consolidation of the financial results of LW EMEA, and benefits from inflation-driven pricing actions. Gross profit and Adjusted Gross Profit included a total of $85.1 million of pre-tax charges for the write-off of excess raw potatoes, largely reflecting a reduction in our initial sales estimate that was developed in January 2023 for the following year, as well as a higher-than-expected impact on customer shipments associated with the transition to a new ERP system. In addition, gross profit and Adjusted Gross Profit included an estimated $33 million of incremental costs associated with the ERP transition during our fiscal third quarter.

The increase in Adjusted Gross Profit was also partially offset by higher costs per pound, which largely reflected mid-to-high single-digit cost inflation, in the aggregate, for key inputs, including: raw potatoes, ingredients such as grains and starches used in product coatings, labor, and energy. The increase in per pound costs was partially offset by lower transportation rates, lower cost of edible oils, and supply chain productivity savings.

Selling, General and Administrative Expenses
Compared to the first three quarters of 2023, SG&A increased $168.4 million to $526.0 million and included: $11.2 million of LW EMEA integration and acquisition-related expenses ($8.4 million after-tax, or $0.05 per share); $5.4 million ($4.0 million after-tax, or $0.03 per share) of unrealized losses related to mark-to-market adjustments associated with currency hedging contracts; and $7.3 million ($5.5 million after-tax, or $0.03 per share) of foreign currency exchange losses. The prior year period included: $30.8 million ($22.0 million after-tax, or $0.15 per share) of LW EMEA integration and acquisition-related net gains; and $4.2 million ($3.2 million after-tax, or $0.02 per share) of foreign currency exchange losses.
Adjusted SG&A increased $117.9 million to $502.1 million, primarily due to incremental expenses attributable to the consolidation of the financial results of LW EMEA, and to a lesser extent, higher expenses associated with information technology investments, which included the transition to a new ERP system and related non-cash amortization costs. The increase was partially offset by a reduction in compensation and benefits accruals.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA

Compared to the first three quarters of 2023, net income increased $85.7 million to $595.8 million. Net income in the current period included a total net loss of $30.4 million for foreign currency exchange and unrealized mark-to-market derivative gains and losses, and items impacting comparability, as well as a $72.9 million after-tax charge for the write-off of excess raw potatoes. In addition we estimate the ERP transition also negatively impacted net income in the current period by approximately $72 million. Net income in the prior year quarter included a total net gain of $3.1 million for items impacting comparability, unrealized mark-to-market adjustments associated with commodity and currency hedging contracts (primarily at LW EMEA), and foreign currency exchange losses.
Compared to the first three quarters of 2023, Adjusted EBITDA increased $217.7 million to $1,133.4 million. The increase largely reflects the benefit of inflation-driven pricing actions and incremental earnings from the consolidation of the financial results of LW EMEA, partially offset by: higher costs per pound; a $95.9 million pre-tax charge for the write-off of excess raw potatoes (of which $10.8 million was recorded in Equity Method Investment Earnings); an approximately $95 million negative impact from the ERP transition; and lower volumes.

North America Segment Adjusted EBITDA increased $122.2 million to $986.6 million. The carryover benefit of inflation-driven pricing actions taken in fiscal 2023, as well as pricing actions for contracts with large and regional chain restaurant customers in fiscal 2024, were partially offset by higher costs per pound, an $86.0 million charge for the write-off of excess raw potatoes, an approximately $83 million negative impact from the ERP transition, and the impact of lower volumes.

International Segment Adjusted EBITDA increased $144.1 million to $291.5 million, and excluded $20.7 million ($15.4 million after-tax, or $0.11 per share) of costs associated with the sale of inventory stepped-up to fair value in the LW EMEA Acquisition. Incremental earnings from the consolidation of the financial results of LW EMEA drove the increase. Excluding the benefit from the LW EMEA Acquisition, International Segment Adjusted EBITDA declined as higher costs per pound, a $9.9 million allocated charge for the write-off of excess raw potatoes, an approximately $5 million impact from the ERP transition, and the impact of lower volumes, more than offset favorable price/mix.
Interest Expense, Net
Compared with the first three quarters of fiscal 2023, interest expense, net increased $19.1 million to $95.5 million, reflecting the impact of higher total debt outstanding and higher interest rates on our floating rate debt, partially offset by higher capitalized interest related to our manufacturing expansion projects, net of interest income.
Income Tax Expense
Income tax expense for the first three quarters of fiscal 2024 and 2023 was $179.3 million and $152.6 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.1% and 23.0% for the first three quarters of fiscal 2024 and 2023, respectively. The effective tax rate varies from the U.S. statutory tax rate of 21%, principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.

Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were earnings of $17.8 million and $44.0 million for the first three quarters of fiscal 2024 and 2023, respectively. The results in the current year period include earnings associated with our 50% interest in Lamb Weston RDO, while results in the prior year also included earnings associated with our previously held 50% interest in LW EMEA. The results in the prior year include a $32.7 million unrealized loss ($24.3 million after-tax, or $0.16 per share) related to mark-to-market adjustments associated with currency and commodity hedging contracts and a $15.1 million gain (before and after-tax, or $0.10 per share) recognized in connection with the LWAMSA Acquisition, which related to remeasuring our previously held 50% ownership interest to fair value.
Adjusted Equity Method Investment Earnings declined $43.8 million compared to the prior year period, largely due to our share of LW EMEA earnings being included in the prior year. The results in the current period also include a $10.8 million pre-tax charge for the write-off of excess raw potatoes at Lamb Weston RDO.
Liquidity and Capital Resources
Sources and Uses of Cash
As of February 25, 2024, we had $62.3 million of cash and cash equivalents, with $908.8 million of available liquidity under our committed revolving credit facilities in the U.S. and Europe. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our credit facilities, are our primary sources of liquidity for funding our business requirements. Our funding requirements include capital expenditures for announced manufacturing expansions in Idaho, the Netherlands, and Argentina, as well as capital investments to upgrade information systems and ERP infrastructure, working capital requirements, and shareholder returns, including cash dividends and repurchases under our share repurchase program.
Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirty-Nine Weeks Ended
(in millions)	February 25, 2024	February 26, 2023
Net cash flows provided by (used for):
Operating activities	$481.5	$335.1
Investing activities	(824.8)	(535.7)
Financing activities	100.1	331.3
	(243.2)	130.7
Effect of exchange rate changes on cash and cash equivalents	0.7	19.3
Net decrease in cash and cash equivalents	(242.5)	150.0
Cash and cash equivalents, beginning of period	304.8	525.0
Cash and cash equivalents, end of period	$62.3	$675.0
Operating Activities
In the first three quarters of fiscal 2024, cash provided by operating activities increased $146.4 million to $481.5 million, compared with $335.1 million in the same period of fiscal 2023. The increase related to a $265.6 million increase in income from operations, adjusted for non-cash income and expenses, partially offset by $119.2 million of cash used for unfavorable changes in working capital, primarily related to changes in compensation and benefit accruals and the timing of accounts payable. See “Results of Operations” in this MD&A for more information related to the increase in income from operations.

Investing Activities
Investing activities used $824.8 million of cash in the first three quarters of fiscal 2024, compared with $535.7 million in the same period in the prior year. The increase primarily relates to our investments to expand our french fry and chopped and formed capacity and other facility modernization efforts in American Falls, Idaho; the construction of a greenfield french fry processing facility in Ulanqab, Inner Mongolia, China, which became operational in November 2023; and the construction of french fry processing facilities in Mar del Plata, Argentina and Kruiningen, the Netherlands. We expect to use approximately $950 million in fiscal 2024 as we continue construction of our capacity expansion efforts in Idaho, the Netherlands, and Argentina, as well as capital investments to upgrade our information systems and ERP infrastructure.
Financing Activities
During the first three quarters of fiscal 2024, proceeds from short-term borrowings and debt issuances were $429.2 million, of which $379.1 million were short-term. The increase in short-term borrowings related to continued investments to expand french fry capacity and unfavorable third quarter cash receipts for products shipped due to lower customer order fulfillment rates (reduced product shipments) as we transitioned to our new ERP system. We used $165.1 million of cash to repurchase 1,564,351 shares of our common stock at an average price of $95.89 per share, and we withheld 144,260 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $122.0 million in cash dividends to common stockholders and $42.0 million of debt and financing obligations.
In the first three quarters of fiscal 2023, cash used for financing activities primarily related to issuing a new term loan facility for net proceeds of $450.0 million and borrowing $59.1 million and $1.7 million under our RMB-denominated loan facility and other credit facilities, respectively, offset by $24.6 million of debt and financing obligation repayments, and the payment of $105.8 million of cash dividends to our common stockholders. In addition, we used $47.2 million of cash to repurchase 529,167 shares of our common stock at an average price of $76.66 per share, and we withheld 83,973 shares from employees to cover income and payroll taxes on equity awards that vested during the period.
For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 8, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At February 25, 2024, we were in compliance with the financial covenant ratios and other covenants contained in our credit agreements.
Obligations and Commitments
There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.
Non-GAAP Financial Measures
To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provide investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding foreign currency exchange and unrealized mark-to-market derivative gains and losses and items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our financial results. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with their most directly comparable GAAP financial measure and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.

The non-GAAP financial measures presented in this report should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP that are also presented in this report. These measures are not substitutes for their comparable GAAP financial measures, such as net income, gross profit, SG&A expenses, equity method investment earnings, or other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way we do.
The following table reconciles net income to Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 25, 2024 (a)	February 26, 2023	February 25, 2024 (a)	February 26, 2023
Net income	$146.1	$175.1	$595.8	$510.1
Interest expense, net	35.7	25.8	95.5	76.4
Income tax expense	43.1	42.1	179.3	152.6
Income from operations including equity method investment earnings	224.9	243.0	870.6	739.1
Depreciation and amortization (b)	80.0	59.5	222.0	176.9
Unrealized derivative losses	27.3	5.1	1.6	8.7
Unconsolidated joint venture unrealized derivative losses	—	47.1	—	32.7
Foreign currency exchange losses	9.0	1.8	7.3	4.2
Items impacting comparability:
Inventory step-up from acquisition	—	—	20.7	—
Integration and acquisition-related items, net	2.4	(4.3)	11.2	(30.8)
Gain on acquisition of interest in joint venture	—	—	—	(15.1)
Adjusted EBITDA	$343.6	$352.2	$1,133.4	$915.7
___________________________________________
(a)Net income included the following:
i.A $25.0 million charge ($19.0 million after-tax, or $0.13 per share) and $95.9 million charge ($72.9 million after-tax, or $0.50 per share) for the write-off of excess raw potatoes in North America for both the thirteen and thirty-nine weeks ended February 25, 2024, respectively. For the thirteen weeks ended February 25, 2024, we recorded a $20.5 million charge ($15.6 million after-tax, or $0.11 per share) in cost of sales, and a $4.5 million charge ($3.4 million after-tax, or $0.02 per share) in equity method investment earnings. The total charge to the reporting segments was as follows: $22.7 million to the North America segment; and $2.3 million to the International segment. For the thirty-nine weeks ended February 25, 2024, we recorded a $85.1 million charge ($64.7 million after-tax, or $0.44 per share) in cost of sales, and $10.8 million charge ($8.2 million after-tax, or $0.06 per share) in equity method investment earnings. The total charge to the reporting segments was as follows: $86.0 million to the North America segment; and $9.9 million to the international segment.
ii.For both the thirteen and thirty-nine weeks ended February 25, 2024, our results were negatively impacted by the ERP transition, which we estimate impacted net sales by approximately $135 million, with $123 million and $12 million in our North America and International segments, respectively. We estimate net income was impacted by approximately $95 million ($72 million after taxes), including approximately $55 million ($42 million after taxes) related to lower order fulfillment rates and approximately $40 million ($30 million after taxes) of incremental costs and expenses, of which approximately $7 million ($5 million after taxes) was a reduction in gross sales, and included accrued fees and charges for delayed or unfilled customer orders; approximately $26 million ($20 million after taxes) was recorded in cost of sales, and included reduced fixed cost coverage and inefficiencies resulting from planned downtime at our processing facilities, as well as additional freight charges; and approximately $7 million ($5 million after taxes) was recorded in SG&A, and largely included consulting expenses to restore order fulfillment rates. We estimate that approximately $83 million impacted the North America segment, approximately $5 million impacted the International segment, and approximately $7 million impacted unallocated corporate costs.
(b)Depreciation and amortization included interest expense, income tax expense, and depreciation and amortization included in equity method investment earnings of $2.1 million and $9.3 million for the thirteen weeks ended February 25, 2024 and February 26, 2023, respectively; and $6.4 million and $26.9 million for the thirty-nine weeks ended February 25, 2024 and February 26, 2023.

The following tables reconcile gross profit to Adjusted Gross Profit, SG&A expenses to Adjusted SG&A, and equity method investment earnings to Adjusted Equity Method Investment Earnings:

	For the Thirteen Weeks Ended
	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
(in millions)	Gross Profit		SG&A		Equity Method Investment Earnings (Loss)
As reported	$403.7	$397.8	$179.8	$131.5	$1.0	$(23.3)
Unrealized derivative losses	23.3	5.1	(4.0)	—	—	47.1
Foreign currency exchange losses	—	—	(9.0)	(1.8)	—	—
Item impacting comparability:
Integration and acquisition-related items, net	—	—	(2.4)	4.3	—	—
Total adjustments	23.3	5.1	(15.4)	2.5	—	47.1
Adjusted	$427.0	$402.9	$164.4	$134.0	$1.0	$23.8

	For the Thirty-Nine Weeks Ended
	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
(in millions)	Gross Profit		SG&A		Equity Method Investment Earnings (Loss)
As reported	$1,378.8	$1,052.7	$526.0	$357.6	$17.8	$44.0
Unrealized derivative gains and losses	(3.8)	8.7	(5.4)	—	—	32.7
Foreign currency exchange losses	—	—	(7.3)	(4.2)	—	—
Item impacting comparability:
Inventory step-up from acquisition	20.7	—	—	—	—	—
Integration and acquisition-related items, net	—	—	(11.2)	30.8	—	—
Gain on acquisition of interest in joint venture	—	—	—	—	—	(15.1)
Total adjustments	16.9	8.7	(23.9)	26.6	—	17.6
Adjusted	$1,395.7	$1,061.4	$502.1	$384.2	$17.8	$61.6
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, we may periodically enter into derivative contracts to mitigate these risks, but not for trading purposes. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of February 25, 2024 and May 28, 2023. Actual results may differ materially.

Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. We may use commodity swap or forward purchase contracts, in addition to sourcing from multiple providers, to manage risks associated with market fluctuations in oil and energy prices. Based on our open commodity contract hedge positions as of February 25, 2024, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $8.2 million ($6.2 million after-tax). Based on our open commodity contract hedge positions as of May 28, 2023, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $9.0 million ($6.8 million after-tax). We expect that any change in the fair value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.
Foreign Currency Exchange Rate Risk
We are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our operations in foreign countries export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on our financial statements. Direct impacts include the translation of our international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of exports out of the United States (and the impact on local currency pricing of products that are traded internationally). The currency that has the most impact is the Euro. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10 percent adverse change in exchange rates versus the U.S. dollar would result in losses of $58.5 million ($44.5 million after-tax) and $48.8 million ($37.1 million after-tax) as of February 25, 2024 and May 28, 2023, respectively.
Interest Rate Risk
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions, and from time to time, we may enter into interest rate swaps to manage risk. At February 25, 2024, we had $2,170.0 million of fixed-rate and $1,698.8 million of variable-rate debt outstanding. At May 28, 2023, we had $2,170.0 million of fixed-rate and $1,309.8 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $17.2 million annually ($13.4 million after-tax) and $13.3 million annually ($10.3 million after-tax) at February 25, 2024 and May 28, 2023, respectively.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 25, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended February 25, 2024. During the quarter ended February 25, 2024, we transitioned certain central systems and functions, including order to cash, produce to deliver, source to pay, and inventory management, among others, in North America to a new enterprise resource planning (“ERP”) system, as part of our multi-year effort to upgrade our information systems and ERP infrastructure across the Company. This implementation included changes to certain financial processes impacting key controls related to our internal controls over financial reporting. We have updated our internal controls as appropriate in light of the system implementation and will continue to monitor the impact of the implementation on our processes, procedures, and internal control over financial reporting. On February 28, 2023, we acquired the remaining 50% equity interest in Lamb-Weston/Meijer v.o.f. (“LW EMEA”), our former European joint venture. We are in the process of evaluating and integrating controls and procedures relating to the LW EMEA business, which [has resulted] in changes to our internal control over financial reporting. Under SEC guidelines, we are permitted to exclude acquisitions from our assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired business. We have excluded LW EMEA from our assessment of internal control over financial reporting at February 25, 2024. Except as it may relate to the implementation of our new ERP system and the integration of the LW EMEA business, there have been no changes in our internal control over financial reporting during the quarter ended February 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For the third quarter of fiscal 2024, LW EMEA accounted for 23% of our consolidated net sales and as of February 25, 2024, represented 28% of our consolidated total assets.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended February 25, 2024 were as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
November 27, 2023 through December 24, 2023	5,106	$99.44	—	$450.0
December 25, 2023 through January 21, 2024	2,000	$106.14	—	$450.0
January 22, 2024 through February 25, 2024	2,814	$104.01	—	$450.0
Total	9,920
___________________________________________
(a)Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 20, 2018, we announced that our Board of Directors (the “Board”) had authorized a $250.0 million share repurchase program with no expiration date. On December 17, 2021, we announced that our Board had authorized the repurchase of an additional $250.0 million of our common stock under this program, bringing the total amount authorized under the program to $500.0 million of our common stock. On October 11, 2023, we announced that our Board had increased our share repurchase authorization under the program to $500.0 million of our common stock. As of February 25, 2024, approximately $450.0 million remained authorized and available for repurchase under this program. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
On January 11, 2024, Sharon Miller, our President, North America, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 8,713 shares of Lamb Weston common stock between April 12, 2024 and December 31, 2024, subject to certain conditions. None of our other directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K during the quarter ended February 25, 2024.

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

Dated this 4th day of April, 2024.