Form 10-K
period 2024-05-26
Lamb Weston Holdings, Inc.
filed 2024-07-24
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 26, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 1-37830
____________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock of Lamb Weston Holdings, Inc. held by non-affiliates as of November 24, 2023 (the last trading day of the registrant's most recently completed second fiscal quarter) was approximately $14.3 billion based upon the closing sale price of the common stock as reported on the New York Stock Exchange on such date. As of July 17, 2024, the registrant had 143,670,633 shares of common stock, par value $1.00 per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “would,” “could,” “believe,” “estimate,” “leverage,” “create,” “reduce,” “strive,” “focus,” “intends,” “increase,” “implement,” “deliver,” “manage,” “mitigate,” “grow,” “drive,” “benefit,” “support,” “evaluate,” “enhance,” “maintain,” “improve,” “invest,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans, execution, capital expenditures and investments, innovation, employee safety and human capital, operational costs, volume growth, pricing actions, supply chain productivity savings, cash flows, liquidity, dividends, share repurchases, enterprise resource planning (“ERP”) system implementation, integration of our former European joint venture, Lamb-Weston/Meijer v.o.f. (“LW EMEA”), and inflation, demand for our products; our cost structure; other conditions in our industry, and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: the availability and prices of raw materials and other commodities; operational challenges; consumer preferences, including restaurant traffic in North America and our international markets, and an uncertain general economic environment, including inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; difficulties, disruptions or delays in implementing new technology, such as our new ERP system; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we operate; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the war in Ukraine and conflicts in the Middle East and the possible related heightening of our other known risks; the ultimate outcome of litigation or any product recalls or withdrawals; changes in our relationships with our growers or significant customers; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with integrating acquired businesses, including LW EMEA; risks associated with other possible acquisitions; our debt levels; actions of governments and regulatory factors affecting our businesses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), including those described under the heading “Item 1A. Risk Factors” in this Form 10-K. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.
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
Segments
We have two reportable segments: North America and International. For segment financial information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13,

Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
North America
Our North America segment primarily includes frozen potato products sold in the United States, Canada, and Mexico to quick service and full-service restaurants and chains, foodservice distributors, non-commercial channels, and retailers. Our North America segment’s product portfolio includes frozen potatoes, commercial ingredients, and appetizers sold under the Lamb Weston brand, as well as frozen potatoes sold under the Company’s owned or licensed brands, including Grown in Idaho and Alexia, other licensed equities comprised of brand names of major North American restaurant chains, customer labels, and retailers’ own brands.
International
Our International segment primarily includes frozen potato products sold outside of North America to quick service and full-service restaurant chains, foodservice distributors, non-commercial channels, and retailers. Our International segment’s product portfolio includes frozen potatoes, commercial ingredients, and appetizers sold under the Lamb Weston brand, as well as many customer labels.
Joint Venture Relationships

We hold a 50% ownership interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a joint venture with RDO Frozen Co., that operates a single potato processing facility in the U.S. We provide all sales and marketing services to Lamb Weston RDO and receive a fee for these services based on a percentage of the net sales of the venture. We account for our investment in Lamb Weston RDO under the equity method of accounting.

In July 2022, we acquired an additional 40% interest in Lamb Weston Alimentos Modernos S.A. (“LWAMSA”), our joint venture in Argentina. In addition, in February 2023, we acquired the remaining 50% equity interest in LW EMEA, our joint venture in Europe. With the completion of the transactions, we own 90% and 100% of the equity interests in LWAMSA and LW EMEA, respectively. Accordingly, we consolidated LWAMSA’s and LW EMEA’s financial results in our Consolidated Financial Statements beginning in the first and fourth quarters of our fiscal 2023, respectively. In addition, LW EMEA owns a 75% interest in a joint venture in Austria. This joint venture’s financial results are consolidated in our financial statements. Prior to their respective acquisitions, we accounted for our investments in LW EMEA and LWAMSA under the equity method of accounting.
For more information, see Note 12, Joint Venture Investments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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
Our largest customer, McDonald’s Corporation, accounted for approximately 14%, 13%, and 10% of our consolidated net sales in fiscal 2024, 2023, and 2022, respectively. No other customer accounted for more than 10% of our consolidated net sales in fiscal 2024, 2023, or 2022.
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

Trademarks, Licenses and Patents

Our trademarks are material to our business and are protected by registration or other means in the U.S. and most other geographic markets where the related food items are sold. Depending on the country, trademarks generally remain valid for as long as they are in use or their registrations are maintained. Trademark registrations generally are for renewable, fixed terms. Our significant trademarks include Lamb Weston, Lamb Weston Supreme, Lamb Weston Seeing Possibilities in Potatoes (and design), Lamb Weston Seasoned, Lamb Weston Private Reserve, Lamb Weston Stealth Fries, Lamb Weston Colossal Crisp, Lamb Weston Crispy on Delivery, Lamb Weston Twister Fries, and Lamb Weston CrissCut. We also sell certain products in connection with marks such as Grown in Idaho and Alexia, which we license from third parties.

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
Raw Materials
Our primary raw materials are potatoes, edible oils, packaging, grains, starches, and energy inputs. We source a significant amount of our raw potatoes under both strategic, long-term grower relationships and short-term annual contracts. In the U.S., most of the potato crop used in our products is grown in Washington, Idaho, and Oregon. In Europe, growing regions for the necessary potatoes are concentrated in the Netherlands, Austria, Belgium, Germany, France, and the United Kingdom. We also have grower relationships in potato growing regions in Canada, China, Australia, and Argentina that support our processing facilities in those countries. We believe that the grower networks to which we have access provide a sufficient source of raw potato inputs year-to-year. We source edible oils through strategic relationships with key suppliers, and we source packaging and energy inputs through multiple suppliers under a variety of agreement types.
The prices paid for these raw materials, as well as other raw materials used in making our products, generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. The prices of raw materials can fluctuate as a result of these factors.
During fiscal 2024, we continued to face increased costs for the primary raw materials for our products, including potatoes, edible oils, packaging, grains, starches, and energy inputs. We seek to mitigate higher input costs through long-term relationships, contracting strategies, and hedging activities where an active market for an input exists, as well as through our pricing and productivity initiatives. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for a further discussion of these issues.
Manufacturing
We operate 27 production facilities for our products. See "Item 2. Properties" for more information about our production facilities. In addition to our own production facilities, we source a portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned production facilities most effectively.
International Operations
At May 26, 2024, we had operations in 33 countries, with sales support in each of these countries and production and processing facilities in eight countries. See Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our U.S. and non-U.S. operations. Also see “Item 2. Properties,” for more information on our production and other facilities. For a discussion of risks related to our operations outside the U.S., see “Item 1A. Risk Factors” of this Form 10-K.

Competition
The value-added frozen potato products industry in North America, Europe and other international markets is highly competitive. Competitors include large North American and European frozen potato product companies that compete globally, as well as local and regional companies. Significant competitors include Agristo NV, Aviko B.V., Cavendish Farms Corporation, Clarebout Potatoes NV, Farm Frites International B.V., J.R. Simplot Company, The Kraft Heinz Company, and McCain Foods Limited. Some of our competitors are larger and have substantially more financial, sales and marketing, and other resources than us. We compete with producers of similar products on the basis of, among other things, customer service, value, product innovation, product quality, brand recognition and loyalty, price, and the ability to identify and satisfy customer and consumer preferences. The markets in which we operate are expected to remain highly competitive for the foreseeable future. See also “Item 1A. Risk Factors – Industry Risks – Increased competition may result in reduced sales or profits” of this Form 10-K for further discussion of the risks associated with competition in our industry.
Seasonality
Our inventory levels, net sales, segment adjusted EBITDA, and cash flows are affected by seasonality. In general, our segment adjusted EBITDA percentage tends to be highest in our fiscal third quarter, reflecting the cost benefits of freshly-harvested potatoes. We typically harvest potatoes in the Pacific Northwest of the U.S. and Europe in July through October, which is primarily in our fiscal second quarter. While the quality of potatoes affects production efficiency, overall, freshly-harvested potatoes process more efficiently in our production lines and are not subject to storage or secondary transport costs. We typically hold 50 to 60 days of finished goods inventory on a first-in-first-out basis, so the costs incurred from our fiscal second quarter harvest, which are generally favorable, will flow through our income statement in our fiscal third quarter. Inventory levels also tend to be higher in our fiscal third quarter, requiring more working capital at that time. In general, net sales and cash flows tend to be higher in our fiscal fourth quarter, reflecting customer and consumer buying patterns.
In fiscal 2024, the number of days of inventory on hand exceeded typical levels due to inventory pre-build ahead of the ERP transition in the third quarter and subsequent decline in restaurant traffic trends.
Human Capital Resources
We believe that our employees and our workplace culture are among our most important assets, and that our employees are integral to our ability to achieve our strategic objectives. Attracting, developing, and retaining the best talent globally with the right skills to drive our mission, vision, and values are central components of our strategies for long-term growth. As of July 17, 2024, we had approximately 10,700 employees, of which approximately 2,900 employees work outside of the U.S. As of July 17, 2024, approximately 30% of our employees are parties to collective bargaining agreements with terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times over the next several years. Of the hourly employees who are represented by these contracts, 27% are party to a collective bargaining agreement scheduled to expire over the course of the next twelve months. As the agreements expire, we believe they will be renegotiated on terms satisfactory to the parties.
Health and Safety
Our employees’ health, safety, and well-being are our highest priority. We strive for world-class safety at each of our facilities. This means we continuously focus on creating a zero-incident culture, where every employee goes home every day, accident free. To help achieve this goal, we foster safety leadership throughout the organization as part of our comprehensive environment, health, safety, and sustainability management system. Through ongoing communications, routine assessments of our safety programs, safety and job-related training, daily risk assessments at facilities, defined standards, and safety measures, we strive to improve our safety performance each year.
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
Diversity, Equity, and Inclusion (“DEI”)

As a global company, we strive to honor and celebrate diversity in our team, which we believe enriches our work lives and drives diversity of perspectives in our decision-making as a company. We define diversity as the unique abilities, experiences, and cultural backgrounds our employees bring to our Company’s workplace. We are committed to providing a work environment that fosters respect, inclusion, fairness, and dignity, and is free of harassment, discrimination, or fear of retaliation. In addition, we have created business resource groups, which are voluntary, team member-led groups that bring employees together aligned around affinity areas. We believe these groups help create community and build inclusion. We have three business resource groups centered on women, multiculture and young professionals. We have also introduced a DEI learning and development platform to our global workforce to support team members’ DEI learning.
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
Employee Engagement

We believe that having a workplace culture that supports and values all employees is critical to our success. To understand employee sentiments, we conduct a comprehensive survey every other year of our global workforce, as well as periodic short pulse surveys in between the comprehensive surveys. This survey was completed in fiscal 2024 and was administered and analyzed by an independent third-party provider. The survey results were then reviewed by our executive leadership team and our Compensation and Human Capital Committee of the Board of Directors (the “Board”). Department leaders were also given the engagement survey results and tasked with taking action based on their employees’ anonymous feedback (both quantitative and qualitative). In addition, following our acquisition of the remaining equity interest in LW EMEA, we conducted a global employee culture survey to help assess employees’ reactions to the acquisition and plans for the full integration of LW EMEA with our other operations. Similar to our fiscal 2024 engagement survey, our executive leadership team reviewed the results of the survey and shared those results with our Compensation and Human Capital Committee. By paying close attention to the results of the surveys and implementing actions based on our findings, both at an aggregate enterprise level as well as at department, business, and work group levels, we believe that we have been able to enhance our workplace culture and improve overall employee engagement levels.

We are also committed to creating and building a culture of giving. We encourage and enable our employees to support many charitable causes. This includes engaging in volunteer programs promoted by the Company or employees. Our locations also manage their own community outreach programs through local giving committees, which provide opportunities for employees to financially engage with local nonprofits and volunteer their time. Annually, we make cash grants through the Lamb Weston Foundation, including through our Pay it Forward program, which gives our employees a role in directing some of the Foundation’s funds. In addition, we offer a matching gifts program to employees and directors, paid volunteer time off, non-profit board service grants, and an employee dependent scholarship program. Further, we have implemented a volunteer reward program that allows employees to provide monetary donations to organizations where they volunteer and established the Team Member Relief Fund to provide financial support to employees experiencing hardships such as catastrophic events, illness, domestic violence, and other unforeseen circumstances.
Information About Our Executive Officers
The following are our executive officers as of July 17, 2024:

Name	Title	Age
Thomas P. Werner	Director, President and Chief Executive Officer	58
Bernadette M. Madarieta	Chief Financial Officer	49
Sharon L. Miller	President, North America	58
Sukshma Rajagopalan	Chief Information and Digital Officer	50
Marc Schroeder	President, International	53
Michael J. Smith	Chief Operating Officer	47
Eryk J. Spytek	General Counsel and Chief Compliance Officer	56
Steven J. Younes	Chief Human Resources Officer	58
Thomas P. Werner has served as our President and Chief Executive Officer and a member of our Board since November 2016. Prior to that, he served as President, Commercial Foods, for Conagra, a food company, since May 2015. In that role, he led the company’s Lamb Weston and Foodservice businesses, as well as its previously divested Spicetec Flavors & Seasonings and J.M. Swank operations. Mr. Werner also served as interim President of Conagra’s Private Brands from June 2015 through its divestiture in February 2016. Before his appointment as President, Commercial Foods, Mr. Werner served as Senior Vice President of Finance for Conagra’s Private Brands and Commercial Foods operating segments from June 2013 to April 2015, and Senior Vice President of Finance for Lamb Weston from May 2011 until June 2013.
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
Sharon L. Miller has served as our President, North America since May 2023. Before that, she served as our Senior Vice President and General Manager, Global Business Unit since September 2016 and Conagra’s Vice President and General Manager, Lamb Weston Global Business Unit from 2015 to August 2016. Since joining Conagra in 1999, Ms. Miller has held various leadership positions, including Vice President of Sales for LW EMEA. Prior to that, Ms. Miller was a key sales and business leader within Lamb Weston in both the U.S. and Canada. She also has held various sales positions with other North American food manufacturers and foodservice distributors.
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
Marc Schroeder has served as our President, International since May 2023. Mr. Schroeder is a Dutch national and joined Lamb Weston in February 2023 following the completion of our acquisition of the remaining equity interest in LW EMEA, having previously served as Chief Executive Officer of our former European joint venture since January 2021. Before joining LW EMEA, Mr. Schroeder served as Chief Executive Officer of Pepsi Lipton, a joint venture between PepsiCo, Inc. and Unilever for tea branded products, from February 2016 to November 2020. Prior to that, he spent more than 14 years at PepsiCo, Inc., a food and beverage company, and held various operating, commercial and corporate leadership roles, including Senior Vice President Global Nutrition Group from August 2014 to January 2016, Vice President Global Grains (Quaker) from September 2012 to July 2014 and General Manager of Frito-Lay in Russia from October 2009 to August 2012.
Michael J. Smith has served as our Chief Operating Officer since May 2023. Prior to that, he served as Senior Vice President and General Manager of Foodservice, Retail, Marketing and Innovation since April 2018 and Senior Vice President, Growth and Strategy from September 2016 until March 2018. Mr. Smith also served as Vice President and General Manager of Lamb Weston Retail from May 2011 to September 2016, Vice President and General Manager of Conagra’s Private Brands from March 2014 to February 2016, and Vice President of Global Marketing of Lamb Weston from July 2012 to March 2014. Prior to joining Conagra in 2007, Mr. Smith held various brand management roles at Dean Foods Company, a food and beverage company, and its WhiteWave division from May 2003 until December 2007.
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
In addition, we adopted Corporate Governance Principles and charters for the Audit and Finance Committee (the “Audit Committee”), Nominating and Corporate Governance Committee, and Compensation and Human Capital Committee. These materials are available on our website at www.lambweston.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Lamb Weston Holdings, Inc., 599 S. Rivershore Lane, Eagle, Idaho 83616.
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
In addition, our operations and products are subject to state and local regulation, including the registration and licensing of production facilities, enforcement by state health agencies of various state standards, and the registration and inspection of facilities. Compliance with federal, state, and local regulation is costly and time-consuming. Enforcement actions for violations of federal, state, and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions, voluntary or mandatory recalls or market withdrawals of products, and monetary penalties. We believe that our practices are sufficient to maintain compliance with applicable government regulations.
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
In order to comply with these requirements, we may need to spend substantial amounts of money and other resources from time to time to: (i) construct or acquire new equipment, (ii) acquire or amend permits to authorize facility operations, (iii) modify, upgrade, or replace existing and proposed equipment, and (iv) clean up or decommission our facilities or other locations in accordance with regulatory requirements. Our capital and operating budgets include planned costs and expenses associated with complying with these laws and other requirements.
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

A significant portion of our cost of goods comes from commodities such as raw potatoes, edible oil, grains, starches, and energy. These commodities are subject to price volatility and fluctuations in availability caused by many factors, including: changes in global supply and demand, weather conditions (including any potential effects of climate change), fire, natural disasters (such as a hurricane, tornado, earthquake, wildfire or flooding), disease or pests, agricultural uncertainty, water stress, health epidemics or pandemics or other contagious outbreaks, such as the COVID-19 pandemic, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers including the financial and economic sanctions imposed by the U.S. and certain foreign governments in response to the war in Ukraine), limited or sole sources of supply, inflation, political uncertainties, acts of terrorism, governmental instability, war or other conflicts (such as the war in Ukraine and conflicts in the Middle East), or currency exchange rates.

During fiscal 2024, we continued to experience significantly elevated commodity and supply chain costs, including the costs of labor, raw materials (such as edible oil, grain and starch), energy, fuel, packaging materials, and other inputs necessary for the production and distribution of our products. As fiscal 2024 progressed, we experienced some moderation in input cost inflation, however, we expect modestly elevated levels of inflation to continue into fiscal 2025. Commodity price increases, or a sustained interruption or other constraints in the supply or availability of key commodities, including necessary services such as transportation and warehousing, could adversely affect our business, financial condition, and results of operations. Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not continue to be successful. Higher product prices may result in reductions in sales volume. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition, or results of operations may be adversely affected.

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

Our ability to manufacture or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, logistics service providers, or independent distributors. This damage or disruption could result from execution issues, as well as factors that are difficult to predict or beyond our control such as increased temperatures due to climate change, water stress, extreme weather events, natural disasters, product or raw material scarcity, fire, terrorism, pandemics (such as the COVID-19 pandemic), armed hostilities (including the ongoing war in Ukraine and conflicts in the Middle East), strikes, labor shortages, cybersecurity breaches, governmental restrictions or mandates, disruptions in logistics, supplier capacity constraints, or other events. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business, financial condition, and results of operations. Further, the inability of any supplier, including, but not limited to, those that supply our packaging, ingredients, equipment and other necessary operating materials, co-manufacturer, independent contractor, logistics service provider, or independent distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease. We have experienced, and may continue to experience, disruptions in our supply chain, including as a result of temporary systems disruptions, labor shortages, increased transportation and warehousing costs, longer shipping times, and other factors related to the effects of pandemics or other public health crisis, such as the COVID-19 pandemic, the ongoing war in Ukraine and the conflicts in the Middle East. For example, in fiscal 2024 after our transition to a new ERP system in North America, we experienced temporary reduced visibility into finished goods inventories at our distribution centers, which affected our ability to fill customer orders and reduced our sales and increased costs. In addition, the occurrence of a significant supply chain disruption or the inability to access or deliver products that meet requisite quality and safety standards in a timely and efficient manner, could lead to increased warehouse and other storage costs or otherwise adversely affect our profitability and weaken our competitive position or harm our business.
Labor shortages or stoppages, an inability to attract and retain key personnel, increased turnover or increases in labor costs could adversely affect our business, financial condition, and results of operations.

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including the shift towards hybrid or remote work arrangements, higher unemployment subsidies, other government regulations, and general macroeconomic factors. The labor market has been increasingly tight and competitive, and we may face sudden and unforeseen challenges in the availability of labor, such as we experienced in fiscal 2022 and 2023 at some of our production facilities, which reduced our production run-rates and increased our manufacturing costs. As we experienced with the COVID-19 pandemic, sustained labor shortages or increased turnover rates within our workforce, could lead to production or shipping delays, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our production and distribution facilities and overall business. Further, our success depends on our ability to attract, retain, and develop effective leaders and personnel with professional and technical expertise, such as agricultural and food manufacturing experience, as well as finance, marketing, and other senior management professionals. The loss of the services of these persons could deplete our institutional knowledge and could have a material adverse effect on our business, financial condition, and results of operations. The market for these employees is competitive, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. Our ability to recruit and retain a highly skilled workforce could also be materially impacted if we fail to adequately respond to rapidly changing employee expectations regarding fair compensation, an inclusive and diverse workplace, flexible working, or other matters. If we are unable to hire and retain employees capable of performing at a high-level, develop adequate training and succession plans for leadership positions, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. Similarly, we have been negatively impacted and may in the future continue to be negatively impacted by labor shortages or increased labor costs experienced by our third-party business partners, including our logistics providers, suppliers, and customers. For example, reduced availability of trucking capacity due to shortages of drivers, primarily as a result of the COVID-19 pandemic, caused an increase in the cost of transportation for us and our suppliers in fiscal 2022. An overall labor shortage, lack of skilled labor, increased turnover, or labor inflation could have a material adverse impact on our business, financial condition, and results of operations.

In addition, health care and workers’ compensation costs have been increasing. Inflationary pressures and any shortages in the labor market could continue to increase labor costs, which could have a material adverse effect on our business, financial condition, or results of operations. Our labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including pension, health and welfare, and severance benefits. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit plans and cause volatility in the future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively bargained wage and benefit agreements. Furthermore, we may be subject to increased costs or experience adverse effects on our operating results if we are unable to renew collectively bargained agreements on satisfactory terms as they expire. Our financial condition and ability to meet the needs of our customers could be materially and adversely affected if strikes or work stoppages or interruptions occur as a result of delayed negotiations with union-represented employees within or outside the U.S.
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
We conduct a substantial and growing amount of business with customers located outside the U.S. During each of fiscal 2024, 2023, and 2022, net sales outside the U.S., primarily in Australia, Canada, China, Europe, Japan, Korea, Mexico, and Taiwan, accounted for approximately 34%, 23%, and 17% of our net sales, respectively. The amount for fiscal 2022 does not include any impact of unconsolidated net sales associated with LWAMSA and LW EMEA, which are also subject to risks associated with international operations. In fiscal 2023, we acquired additional equity interests in LWAMSA and LW EMEA, thereby increasing our ownership in LWAMSA and LW EMEA to 90% and 100%, respectively. We began consolidating the financial results of LWAMSA and LW EMEA in our Consolidated Financial Statements in the first quarter and fourth quarter of fiscal 2023, respectively.

Factors relating to our domestic and international sales and operations, many of which are outside of our control, have had, and could continue to have, a material adverse impact on our business, financial condition, and results of operations, including:

•foreign exchange rates, foreign currency exchange and transfer restrictions, which may unpredictably and adversely impact our combined operating results, asset and liability balances, and cash flow in our Consolidated Financial Statements, even if their value has not changed in their original currency;
•our consolidated financial statements are presented in U.S. dollars, and we must translate the assets, liabilities, revenue and expenses into U.S. dollars for external reporting purposes;
•changes in trade, monetary and fiscal policies of the U.S. and foreign governments, including modification or termination of existing trade agreements or treaties, creation of new trade agreements or treaties, trade regulations, and increased or new tariffs, sanctions, quotas, import or export licensing requirements, and other trade barriers imposed by governments. In particular, changes in U.S. trade programs and trade relations with other countries, including the imposition of trade protection measures by foreign countries in favor of their local producers of competing products, such as governmental subsidies, tax benefits, and other measures giving local producers a competitive advantage over Lamb Weston, may adversely affect our business and results of operations in those countries;
•changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished products into various countries or repatriate cash from outside the United States;
•negative economic developments in economies around the world and the instability of governments, including the actual or threat of wars, terrorist attacks, epidemics or civil unrest, including the war in Ukraine and conflicts in the Middle East;
•currency devaluations or fluctuations in currency values, including in developed and emerging markets, such as the highly inflationary environment in Argentina;
•earthquakes, tsunamis, droughts, floods or other major disasters that may limit the supply of raw materials that are purchased abroad for use in our international operations or domestically;
•volatile commodity prices and increased costs of raw and packaging materials, labor, energy and transportation, disruptions in shipping or reduced availability of freight transportation and warehousing, such as the reduced availability of shipping containers that we encountered in fiscal 2022;
•pandemics and other public health crises, which may lead, and in the case of the COVID-19 pandemic, have led, to measures that decrease revenues, disrupt our supply chain or otherwise increase our storage, production or distribution costs and adversely affect our workforce, local suppliers, customers and consumers of our products;
•differing employment practices and labor standards in the international markets in which we operate;
•differing levels of protection of intellectual property across the international markets in which we operate;
•difficulties and costs associated with complying with U.S. laws and regulations applicable to entities with overseas operations, including the Foreign Corrupt Practices Act;
•the threat that our operations or property could be subject to nationalization and expropriation;
•varying regulatory, tax, judicial and administrative practices in the international markets in which we operate;
•difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations; and
•potentially burdensome taxation.

The nature and degree of the various risks we face can differ significantly among our regions and businesses. All these factors could result in increased costs or decreased revenues and could have an adverse effect on our business, financial condition, and results of operations.

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

There can be no assurance that our customers will continue to purchase our products in the same quantities or on the same terms as in the past. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our business, financial condition, and results of operations. In addition, the financial condition of our significant customers, including restaurants, distributors and retailers, are affected by events that are largely beyond our control, such as the impacts of the COVID-19 pandemic and possible future pandemics or other contagious outbreaks, and political or military conflicts, such as the war in Ukraine or conflicts in the Middle East. Specifically, in 2022, some customers, including McDonald’s Corporation, exited from Russia. Deterioration in the financial condition of significant customers could materially and adversely affect our business, financial condition, and results of operations.
Disruption of our access to export mechanisms could have an adverse impact on our business, financial condition, and results of operations.

To serve our customers globally, we rely in part on our international operations, but also on exports from the U.S. During fiscal 2024, 2023, and 2022, export sales from the U.S. accounted for approximately 6%, 11% and 12%, respectively, of our total net sales. Circumstances beyond our control, such as a labor dispute at a port, or workforce disruptions (such as disruptions that occurred due to the COVID-19 pandemic), could prevent us from exporting our products in sufficient quantities to meet customer opportunities. For example, during the latter half of fiscal 2022, limited shipping container availability along the U.S. West Coast and disruptions to ocean freight networks across the Pacific Ocean resulted in lower export volumes in our International segment. We have access to production outside of the U.S. through our facilities in Argentina, Australia, Austria, Canada, China, the Netherlands, and the United Kingdom, but we may be unsuccessful in mitigating any future disruption to export mechanisms. If this occurs, we may be unable to adequately supply all our existing customers’ needs and new customer opportunities, which could adversely affect our business, financial condition, and results of operations.
Our operations are dependent on a wide array of third parties.

The success of our end-to-end supply chain relies on the continued performance of a wide array of third parties. Suppliers, co-packers, third-party outsourcers, warehousing partners, and transportation providers are among our critical partners. Although we take steps to qualify and audit third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as operational failures, labor issues, heightened inflation, recession, financial and credit market disruptions, or other economic conditions, cybersecurity events, global geopolitical conflict, such as the war in Ukraine and conflicts in the Middle East, pandemics or other health issues, such as was the case with the COVID-19 pandemic, or other issues could impact our third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations (e.g., through cyber activity), or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue, which could also impact our relationships with customers and our brand image.

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

Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social, and environmental standards for our operations and activities, including the health, safety, and security of our employees and our supply chain; our research and development efforts; our environmental impact, including use of agricultural materials, packaging, energy and water use, and waste management, and the failure to set certain goals, or to achieve any stated goals, with respect to such matters; our failure to comply with local laws and regulations; our failure to maintain an effective system of internal controls; or our failure to provide accurate and timely financial information. Moreover, the growing use of social and digital media by consumers and other stakeholders has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could damage our reputation and our brands. Damage to our reputation or loss of customer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
If we are unable to execute on large capital projects, our business, financial condition, and results of operations could be materially and adversely affected.

We believe global demand for frozen potato products will continue to grow over the long-term. To support our customers’ growth, we believe we must invest in our production capabilities either through capital expansion or acquisitions. In fiscal 2024, we completed the construction of a new french fry processing line in American Falls, Idaho and a new processing facility in Ulanqab, Inner Mongolia, China. We are also currently investing in new french fry processing facilities in Argentina and the Netherlands. If we are unable to complete these or other large capital projects, or encounter unexpected delays, higher costs or other challenges, including those related to supply chain disruptions and availability of necessary labor, materials, and equipment, our business, financial condition, and results of operations could be materially and adversely affected.
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

Our ability to meet our objectives with respect to acquisitions and other strategic transactions may depend in part on our ability to identify suitable counterparties, negotiate favorable financial and other contractual terms, obtain all necessary regulatory approvals on the terms expected and complete those transactions. Potential risks also include:

•the inability to integrate acquired businesses into our existing operations in a timely and cost-efficient manner;
•diversion of management's attention from other business concerns;
•potential loss of key employees, suppliers and/or customers of acquired businesses;
•assumption of unknown risks and liabilities;
•the inability to achieve anticipated benefits, including revenues or other operating results;
•operating costs of acquired businesses may be greater than expected;
•difficulties integrating personnel and financial and other systems;
•inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets, which would reduce future reported earnings;
•indemnities and potential disputes with the sellers; and
•the inability to promptly implement an effective control environment.

If we are unable to complete or realize the projected benefits of recent or future acquisitions, divestitures or other strategic transactions, our business or financial results may be adversely impacted.

Industry Risks
Our business is affected by potato crop performance.

Our primary input is potatoes and every year, we must procure potatoes that meet the quality standards for processing into value-added products. Environmental and climate conditions, such as soil quality, moisture, and temperature, affect the yield and quality of the potato crop on a year-to-year basis. As a result, we source potatoes from specific regions of the U.S. and specific countries abroad, including Argentina, Australia, Austria, Belgium, Canada, China, France, Germany, the Netherlands, and the United Kingdom, where we believe the optimal potato growing conditions exist. However, severe weather conditions, including protracted periods of extreme heat or cold, during the planting and growing season in these regions can significantly affect potato crop performance, such as the extreme heat in the Pacific Northwest in the summer of 2021 and the drought in Europe during fiscal 2019, both of which resulted in poor crop and significantly limited supply. Further, because of the poor quality of the crop in the Pacific Northwest that was harvested in fall 2021, we encountered lower raw potato utilization rates in our production facilities during the second half of fiscal 2022 and early fiscal 2023, which increased our production costs. On the other hand, too much water, such as in times of prolonged heavy rainfalls or flooding, can promote harmful crop conditions like mildew growth and increase risks of diseases, as well as delay planting or affect our ability to harvest the potatoes. For example, wet conditions in Europe delayed planting in 2024. Potatoes are also susceptible to pest diseases and insects that can cause crop failure, decreased yields, and negatively affect the physical appearance of the potatoes. We have deep experience in agronomy and actively work to monitor the potato crop. However, if a weather or pest-related event occurs in a particular crop year, and our agronomic programs are insufficient to mitigate the impacts thereof, we may have insufficient potatoes to meet our existing customers’ needs and new customer opportunities, or we may experience manufacturing inefficiencies and higher costs, and our competitiveness and profitability could decrease. Alternatively, overly favorable growing conditions can lead to high per acre yields and over-supply. An increased supply of potatoes could lead to overproduction of finished goods and associated increased storage costs or destruction of unused potatoes at a loss. For example, in fiscal 2024, we had an oversupply of potatoes, largely attributable to soft restaurant traffic trends in North America and other key international markets and a higher-than-expected impact on customer order fulfillment rates related to the ERP transition, as well as a solid potato crop in the Company’s growing regions in North America, which resulted in the write-off of excess raw potatoes that adversely affected our financial results.
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

In recent years, market demand for value-added frozen potato products has exceeded industry capacity to produce these products. However, in fiscal 2024, we experienced declines in sales volume as a result of a slowdown in restaurant traffic in North America and other key international markets as our customers and consumers respond to the cumulative effect of inflation on the cost of food consumed away from home. As additional industry capacity comes online, restaurant traffic declines, or market demand otherwise decreases, including as a result of inflation or pandemics such as the COVID-19 pandemic or other contagious outbreaks, we may face competitive pressures that would restrict our ability to increase or maintain prices, or we may lose market share. For example, during fiscal 2024, we have faced increased pricing pressure as additional industry capacity becomes operational, which capacity is also impacted by softening demand. Our profits would decrease as a result of a reduction in prices or sales volume.
We must identify changing consumer preferences and consumption trends and develop and offer food products to our customers that help meet those preferences and trends.

Consumer preferences evolve over time and our success depends on our ability to identify the priorities, tastes and dietary habits of consumers and offer products that appeal to those preferences. We need to continue to respond to these changing consumer preferences and support our customers in their efforts to evolve to meet those preferences. For example, as consumers continue to focus on freshly prepared foods, some restaurants may choose to limit the frying capabilities of their kitchens. As a result, we must evolve our product offering to provide alternatives that work in such a preparation environment. In addition, our products contain carbohydrates, sodium, genetically modified ingredients, added sugars, saturated fats, and preservatives, the diet and health effects of which remain the subject of public scrutiny. For example, the increased use and/or prevalence of certain weight loss drugs, which may suppress a person’s appetite and/or impact a person’s preferences, may impact the demand or consumption patterns for certain of our products. We must continue to reformulate our products, introduce new products and create product extensions without a loss of the taste, texture, and appearance that consumers demand in value-added potato products. All these efforts require significant research and development and marketing investments. If our products fail to meet consumer preferences or customer requirements, or we fail to introduce new and improved products on a timely basis, then the return on those investments will be less than anticipated, which could materially and adversely affect our business, financial condition, and results of operations.

In addition, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our customers and consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer private label products, which are typically sold at lower prices, then we could lose market share or sales volumes or shift our product mix to lower margin offerings. During an economic downturn, some of the effects of which are present in our current environment, factors such as increased unemployment, decreases in disposable income, inflation, and declines in consumer confidence could cause a decrease in demand for our overall product offerings, particularly higher priced products, which could materially and adversely affect our business, financial condition, and results of operations. Distributors, restaurants, and retailers may also become more conservative in response to these conditions and seek to reduce their inventories. A change in consumer preferences could also cause us to increase capital, marketing, and other expenditures, which could materially and adversely affect our business, financial condition, and results of operations.

Financial and Economic Risks
Our substantial debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.
We have incurred substantial indebtedness. As of May 26, 2024, we had approximately $3.8 billion of debt, including current portion, and short-term borrowings, recorded on our Consolidated Balance Sheet. Our level of debt could have important consequences. For example, it could:
•make it more difficult for us to make payments on our debt;
•require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increase our vulnerability to adverse economic or industry conditions;
•limit our ability to obtain additional financing in the future to enable us to react to changes in our business; or
•place us at a competitive disadvantage compared to businesses in our industry that have less debt.
The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.
The credit agreements governing our term loans and revolving credit facilities and the indentures governing our senior notes contain covenants that, among other things, limit our ability to:
•borrow money or guarantee debt;
•create liens;
•pay dividends on or redeem or repurchase stock;
•make specified types of investments and acquisitions;
•enter into agreements that limit the ability of our subsidiaries to pay dividends or other payments to us;
•enter into transactions with affiliates; and
•sell assets or merge with other companies.

These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition, or other corporate opportunities. Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all our obligations. Also, the limitations imposed by these financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

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

Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility, or other negative economic factors in the U.S. or other countries. For example, the U.S. has experienced significantly heightened inflationary pressures since 2022. In fiscal 2024, we experienced declines in sales volume as a result of a slowdown in restaurant traffic in North America and other key international markets as our customers and consumers respond to the cumulative effect of inflation on the cost of food consumed away from home. In addition, if the restaurant traffic trends continue to soften, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our business, financial condition, and results of operations.

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
Technology Risks

Problems with the transition, design, or implementation of our new ERP system have and could further interfere with our business and operations and adversely affect our financial condition.

At the beginning of our third quarter of fiscal 2024, we began transitioning certain central systems and functions in North America to a new ERP system, as part of our multi-year effort to upgrade our information systems and ERP infrastructure across the company. We are designing the next phase of our ERP implementation for our manufacturing facilities in North America. The ERP system is designed to accurately maintain our financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We have experienced, and may continue to experience, difficulties as we transition to new upgraded systems and business processes. For example, after the ERP transition in our fiscal third quarter 2024, we experienced temporary reduced visibility into finished goods inventories at our distribution centers, which affected our ability to fill customer orders. Although we partnered closely with our customers to minimize the impact of the disruptions and resolved the reduced visibility, within the quarter, our sales volume and margins nevertheless declined. In addition, some customers affected by these disruptions may have secured supply from alternative sources, and we must regain their trust and business. Other difficulties may include loss of data; difficulty in completing financial reporting and filing reports with the SEC in a timely manner; or challenges in otherwise running our business. We may also experience decreases in productivity as our personnel implement and become familiar with new systems and processes. Any disruptions, delays, or deficiencies in the transition, design, and implementation of a new ERP system, particularly any disruptions, delays, or deficiencies that impact our operations, could have a material adverse effect on our business, financial condition, and results of operations. Even if we do not encounter further adverse effects, the transition, design, and implementation of a new ERP system, may be much more costly than we anticipated.
We are significantly dependent on information technology, and we may be unable to protect our information systems against service interruption, misappropriation of data, or breaches of security.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend upon our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, third-party manufacturers and suppliers. The importance of such networks and systems has increased due to our adoption of flexible work-from-home policies for some of our functional support areas, which in turn has heightened our vulnerability to cyberattacks or other disruptions as a result of team members accessing our networks and systems from off-site. Despite careful security and controls design, implementation and updating, monitoring and routine testing, independent third-party verification, and annual training of employees on information security and data protection, our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to, among other things, damage, invasions, disruptions, or shutdowns due to any number of causes such as catastrophic events, natural disasters, infectious disease outbreaks and other public health crises, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, ransomware and malware, hackers, employee error or malfeasance, potential failures in the incorporation of artificial intelligence, and other causes. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a breach that had a material impact on our operations or business. However, third parties, including our partners and vendors, could also be a source of security risk to us, or cause disruptions to our normal operations, in the event of a breach of their own products, components, networks, security systems, and infrastructure. For example, in December 2021, our third-party service provider for our workforce management software, the Ultimate Kronos Group (“Kronos”), experienced a ransomware attack that resulted in Kronos temporarily decommissioning the functionality of certain of its cloud software, requiring us to find and implement other procedures to continue our payroll processes, which was time consuming and burdensome but did not have a material adverse impact on our business. In addition, in April 2023, Americold Realty Trust, Inc. (“Americold”), a third-party finished goods storage provider, suffered a cyber incident that impacted its operations and resulted in considerable delays in the delivery of our products to our customers and interrupted other key business processes. While the incident impacted our business and we were unable to ship to certain customers for a short period of time, it did not have a material adverse impact on our business.

As evidenced by the attacks on Kronos and Americold, cyber threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. Further, continued geopolitical turmoil, including the ongoing war in Ukraine and conflicts in the Middle East, and geopolitical tensions, such as between the U.S. and China, have heightened the risk of cyberattacks. Sophisticated cybersecurity threats, including potential cyberattacks from China or Russia targeted against the U.S., pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems, including cloud-based platforms. In addition, new technology, such as artificial intelligence, that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and associated automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business, financial condition, and results of operations. Further, in the event our suppliers or customers experience a breach or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business and financial results.

In addition, if we are unable to prevent security breaches or unauthorized disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs, fines, or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, or suppliers. Misuse, leakage, or falsification of information could result in violations of data privacy laws and regulations (including federal, state and international), potentially significant fines and penalties, damage to our reputation and credibility, loss of strategic opportunities, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net sales. In addition, we may face business interruptions, litigation, and financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, or to our suppliers or customers, and may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. While we maintain a cyber insurance policy that provides coverage for security incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. There is no assurance that the measures we have taken to protect our information systems will prevent or limit the impact of a future cyber incident.

Legal and Regulatory Risks
We may be subject to product liability claims and product recalls or withdrawals, which could negatively impact our relationships with customers and harm our business.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration of food products, mislabeling, and misbranding. We may voluntarily recall or withdraw products from the market in certain circumstances, which would cause us to incur associated costs; those costs could be meaningful. For example, in June 2024, we had a voluntary product withdrawal, which negatively impacted our financial results in fiscal 2024 and is expected to continue to impact our results in fiscal 2025. We may also be subject to litigation, requests for indemnification from our customers, or liability if the consumption or inadequate preparation of any of our products causes injury, illness, or death. A significant product liability judgment or a widespread product recall or withdrawal may negatively impact our sales and profitability for a period of time depending on the costs of the recall or withdrawal, the destruction of product inventory, product availability, competitive reaction, customer reaction, and consumer attitudes. Even if a product liability or labeling claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

In addition, we could be the target of claims of false or deceptive advertising under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling, including front of pack labeling, and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls or withdrawals, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the FDA and other national, state and local government agencies. The Food, Drug & Cosmetic Act, the Food Safety Modernization Act, other laws and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior, meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, withdrawals, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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

Our facilities and products are subject to many laws and regulations administered by the U.S. Department of Agriculture, the FDA, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products, and the health and safety of our employees. Our failure to comply with applicable laws and regulations could subject us to additional costs, product detentions, substantial delays or a temporary shutdown in manufacturing, lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls or withdrawals of our products.

Our operations are also subject to extensive and increasingly stringent regulations administered by foreign government agencies, the U.S. Environmental Protection Agency, and comparable state agencies, which pertain to the protection of human health and the environment, including, but not limited to, the discharge of materials into the environment, such as the land application of our processed water, and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity, while compliance could require seasonal shutdowns in manufacturing and increase costs. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit the emissions of toxic air pollutants and carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, which could adversely affect our business, financial condition, and results of operations.
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

Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. Also, consumers and customers may place an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence, and reporting. In addition, we might fail to effectively address increased attention from the media, stockholders, activists, and other stakeholders on climate change and related environmental sustainability matters. From time to time, we establish and publicly announce goals and commitments, including those related to reducing our impact on the environment. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory requirements, the pace of scientific and technological developments, and the availability of suppliers that can meet our standards. We may be required to expend significant resources to meet these goals and commitments, which could significantly increase our operational costs. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. There can be no assurance of the extent to which any of our goals or commitments will be achieved, or that any future investments we make in furtherance of achieving these goals will meet customer or investor expectations. Any delay or failure (perceived or actual) to achieve our goals with respect to reducing our impact on the environment or perception of a delay or failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, which could damage our reputation, as well as expose us to enforcement actions and litigation. See also “Industry Risks – Our business is affected by potato crop performance,” in this Item 1A. Risk Factors above.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We assess, identify, and manage material risks from cybersecurity threats through our cybersecurity risk management program. This program includes cybersecurity policies, standards, and procedures, a cybersecurity incident response plan, regular risk assessments, including as part of our annual enterprise risk management (“ERM”) assessment, testing of the Company’s internal infrastructure to identify vulnerabilities, cybersecurity insurance, procedures for recovering from disruptions to our operations, workforce cybersecurity trainings, and third-party assessments and programs. We maintain a cybersecurity incident response plan to help enable timely, consistent responses to actual or attempted cybersecurity incidents impacting the Company. This plan provides guidance to address the overall coordination of our response to a cybersecurity crisis and plan for resources, actions, and decisions we may need to be prepared for; a communication plan for timely and accurate dissemination of evolving information to stakeholders during the crisis; and business continuity plans that document strategies and measures to enable core business activities to continue during a cybersecurity event. To support our cybersecurity incident response plan, we conduct tabletop exercises to educate and train our management on response capabilities and inform adjustments to our controls and response. We have engaged third-party cybersecurity firms to advise on these exercises. The status and ongoing enhancement of our cybersecurity risk management program is reported to senior management, as well as the Audit Committee of our Board, on a quarterly basis, or more frequently as warranted.

As part of our broader risk management and control framework, we have implemented cybersecurity controls over the information technology and process control systems of the Company and of our third-party service providers, to support the oversight and identification of risks from cybersecurity threats. We engage third-party organizations to assess the controls around sensitive data, including but not limited to financial, employee, customer, and vendor data as well as data affecting our process controls and data used to operate our manufacturing facilities. As part of our cybersecurity risk management program, we conduct information security and data protection training for employees, including training on matters such as phishing, social engineering, cybersecurity awareness, and email security best practices. In addition, we work with third-party providers to undertake penetration testing and maturity assessments of the Company’s information security program based on the National Institute of Standards and Technology cybersecurity framework. With respect to third-party service providers, we perform information security assessments and due diligence reviews prior to entering into a contractual agreement. Further, after engagement, we periodically perform information security assessments of certain third-party service providers that we consider critical to our operations. In addition, recently, we have been including provisions in our supplier contracts that require the suppliers to maintain an effective information security management program and to notify us in the event of a known or suspected cyber incident. We have added these requirements in new or amended contracts going forward. We also consult with external advisors and specialists, as necessary, regarding opportunities and enhancements to strengthen our cybersecurity practices and policies and implement enhancements to our cybersecurity capabilities based on evolving threats.

While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a cybersecurity incident that had, or is reasonably likely to have, a material impact on our business or operations; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational, or other business harm as well as financial costs and regulatory action. See “Item 1A. Risk Factors–Technology Risks” of this Form 10-K for additional discussion of cybersecurity risks and potential related impacts on the Company.

Corporate Governance

Our Board has ultimate oversight of cybersecurity risk, which it manages as part of our ERM program. This program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The Board is assisted by the Audit Committee, which regularly reviews our cybersecurity program with management and reports to the Board on its activities on a quarterly basis or more frequently as warranted.

Our cybersecurity program is managed by our Chief Information Security Officer (“CISO”), who reports to our Chief Information and Digital Officer (“CIDO”). Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the Company’s information security team, many of whom hold cybersecurity certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager, and through the use of technological tools and software and results from third-party audits. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has served in this position since June 2022 and has over 20 years of experience in information security. His background includes technical experience, strategy and architecture focused roles, cyber and threat experience, and various leadership roles in all areas of information technology. Our CIDO joined the Company in July 2023 with over 25 years of experience leading digital and information technology teams, including leading all aspects of her prior company’s global enterprise digital roadmap, including finance, supply chain, and commercial solutions as well as data and analytics, including automation and artificial intelligence.

Our CISO and CIDO regularly update the Audit Committee on the Company's cybersecurity programs, policies, and practices as warranted, including review of the state of the Company's cybersecurity programs and risks, emerging cybersecurity developments, threats and vulnerability, and the Company's strategy and key cybersecurity initiatives designed to improve the Company’s risk posture. In addition, we have an escalation process in place to inform senior management and the Board of material cyber-related issues. The Audit Committee also reviews with our CIDO, on an annual basis, our global information technology structure and strategic efforts to protect, optimize, and support the growth of the Company. The Chair of the Audit Committee reports to the full Board on its activities.

ITEM 2. PROPERTIES
We are headquartered in Eagle, Idaho. The following table sets forth our principal production and processing facilities as of May 26, 2024:

Location	Type of Facility and Number	Owned/ Leased (Number of Facilities)
Domestic:
American Falls, ID	Production Facility and Cold Storage	Owned (1)
Boardman, OR	Production Facility (2), Production Facility and Cold Storage	Owned (3)
Connell, WA	Production Facility, Cold Storage	Owned (1), Leased (1)
Delhi, LA	Production Facility, Cold Storage, Farm	Owned (1), Leased (2)
Hermiston, OR	Production Facility	Owned (1)
Park Rapids, MN (a)	Production Facility and Cold Storage	Owned (1)
Pasco, WA	Production Facility (2)	Owned (2)
Paterson, WA	Production Facility, Farm (4)	Owned (2), Leased (3)
Quincy, WA	Production Facility	Owned (1)
Richland, WA	Production Facility, Innovation Center	Owned (2)
Twin Falls, ID	Production Facility	Owned (1)
Warden, WA	Production Facility	Owned (1)

International:
Bergen-op-Zoom, The Netherlands	Production Facility	Owned (1)
Broekhuizenvorst, The Netherlands	Production Facility	Owned (1)
Buenos Aires, Argentina	Production Facility	Owned (1)
Hallam, Australia	Production Facility and Cold Storage (2)	Leased (2)
Hollabrunn, Austria (b)	Production Facility	Owned (1)
Kruiningen, The Netherlands	Production Facility	Owned (1)
Oosterbierum, The Netherlands	Production Facility	Owned (1)
Shangdu, China	Production Facility	Owned (1)
Taber, Canada	Production Facility and Cold Storage	Owned (1)
Ulanqab, China	Production Facility and Cold Storage	Owned (1)
Wisbech, The United Kingdom	Production Facility	Owned (1)
_____________________________________________________
(a)We own a 50% interest in this facility through our Lamb Weston RDO joint venture.
(b)LW EMEA owns a 75% interest in a joint venture in Austria that owns this facility. This joint venture’s financial results are consolidated in our financial statements.
We use our farms as a source of raw materials, to better understand the costs of growing potatoes, and to deploy agronomic research. Overall, our facilities vary in age and condition, and each of them has an active maintenance program to ensure a safe operating environment and to keep the facilities in good condition. We believe all our buildings are in satisfactory operating condition to conduct our business as intended. We also own and lease general office/support facilities in the regions in which we operate, including North America, Latin America, Europe, the Middle East, and Asia.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the ticker symbol “LW.” At July 17, 2024, there were 9,930 holders of record of our common stock. The majority of holders of Lamb Weston common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
Our Board intends to continue to consider declaring and paying dividends on Lamb Weston common stock based on our financial condition and results of operations, as well as applicable covenants under our debt agreements. However, our Board has no obligation under Delaware law or our amended and restated certificate of incorporation to declare or pay dividends, and dividends on Lamb Weston common stock are limited to legally available funds.
Purchases of Equity Securities by the Issuer
The following table presents information related to total shares purchased during the periods presented below:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
February 26, 2024 through March 24, 2024	17	$102.05	—	$450.0
March 25, 2024 through April 21, 2024	248,661	$80.66	247,962	$430.0
April 22, 2024 through May 26, 2024	483,621	$82.91	482,341	$390.0
Total	732,299
_____________________________________________________
(a)Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $82.15 per share, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 20, 2018, we announced that our Board had authorized a $250.0 million share repurchase program with no expiration date. On December 17, 2021, we announced that our Board had authorized the repurchase of an additional $250.0 million of our common stock under this program, bringing the total amount authorized under the program to $500.0 million of our common stock. On October 11, 2023, we announced that our Board had increased our share repurchase authorization under the program to an aggregate of $500.0 million of our common stock, including $123.9 million of previously authorized but unused capacity under the program. As of May 26, 2024, $390.0 million remained authorized and available for repurchase under this program. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or through privately negotiated transactions.

Performance Graph
The following graph and table compare the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 400 Packaged Foods Index, which we consider to be our peer group, and the S&P 500 Packaged Foods Index for the five years ended May 24, 2024 (the last trading day of our fiscal year). The graph and table assume that $100 was invested in our common stock, the S&P 500 Index, the S&P 400 Packaged Foods Index, and the S&P 500 Packaged Foods Index on May 24, 2019, and that all dividends were reinvested. The cumulative total return shown below are based on the last trading day in Lamb Weston’s fiscal year.

Comparison of Cumulative Total Return since May 24, 2019
$220
$200
$180
$160
$140
$120
$100
$80
May 24, 2019
May 29, 2020
May 28, 2021
May 27, 2022
May 26, 2023
May 24, 2024
Lamb Weston
S&P 500 Index
S&P 400 Packaged Foods Index
S&P 500 Packaged Foods Index

	May 24, 2019	May 29, 2020	May 28, 2021	May 27, 2022	May 26, 2023	May 24, 2024
Lamb Weston	$100	$98	$136	$114	$186	$153
S&P 500 Index	$100	$110	$154	$155	$159	$204
S&P 400 Packaged Foods Index	$100	$95	$112	$108	$111	$119
S&P 500 Packaged Foods Index	$100	$107	$127	$134	$148	$133
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
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our results of operations and financial condition, which we refer to in this filing as “MD&A,” should be read in conjunction with the audited financial statements and the notes thereto. Discussions of fiscal 2022 items and fiscal year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 28, 2023, which we filed with the SEC on July 25, 2023. Results for the fiscal year ended May 26, 2024 are not necessarily indicative of results that may be attained in the future.

Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted Selling, General and Administrative expenses (“SG&A”), Adjusted Income from Operations, Adjusted Equity Method Investment Earnings, Adjusted Net Income, and Adjusted Diluted EPS, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, Adjusted Income from Operations, Adjusted Equity Method Investment Earnings, Adjusted Net Income, and Adjusted Diluted EPS, and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, net income, gross profit, SG&A, income from operations, equity method investment earnings, and diluted EPS, as applicable. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
Acquisitions of Joint Venture Interests
In February 2023, we completed the acquisition of the remaining 50% equity interest in LW EMEA (the “LW EMEA Acquisition”). In addition, in July 2022, we acquired an additional 40% interest in LWAMSA (together with the LW EMEA Acquisition, the “Acquisitions”). With the completion of the Acquisitions, we own 100% and 90% of the equity interests in LW EMEA and LWAMSA, respectively. We acquired the remaining interest in LW EMEA for consideration consisting of €531.6 million ($564.0 million) in cash, which excludes settlement of pre-existing relationships and cash held by LW EMEA, and 1,952,421 shares of our common stock (valued at $197.3 million as of the acquisition closing date). We used $42.3 million of cash to acquire the additional equity interest in LWAMSA. We began consolidating LW EMEA’s and LWAMSA’s results in our Consolidated Financial Statements following the respective acquisitions. The results are included in our International segment. We discuss the Acquisitions in more detail in Note 11, Acquisitions, in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Changes in our fiscal 2024 financial results compared to fiscal 2023 were primarily driven by the consolidation of the financial results of LW EMEA for the full year as compared to only the fourth quarter of fiscal 2023.
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
During fiscal 2024, we operated our business in two reportable segments: North America and International. We report net sales and adjusted EBITDA by segment and on a consolidated basis. Net sales and Segment Adjusted EBITDA are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. For additional information on our reportable segments, see “Non-GAAP Financial Measures” below and Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Executive Summary
The following highlights our financial results for fiscal 2024. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.

In fiscal 2024, our net sales increased 21% as compared to the prior year, primarily driven by incremental sales related to the LW EMEA Acquisition, and to a significantly lesser extent, an incremental 40% interest in LWAMSA. Excluding the incremental sales from the Acquisitions, our net sales increased modestly as inflation-driven pricing actions in each of our business segments were essentially offset by a decline in sales volume. The sales volume decline primarily reflected the carryover impact of our decisions to strategically manage customer and product mix by exiting certain lower-priced and lower-margin business, customer share losses, and soft restaurant traffic and frozen potato demand trends across our key markets as consumers continued to adjust to higher menu prices. In addition, sales volumes were negatively affected by lower order fulfillment rates related to the transition to a new ERP system in North America during our fiscal third quarter, as well as a voluntary product withdrawal during our fiscal fourth quarter.

Our net income in fiscal 2024 declined 28% as compared to the prior year, largely reflecting a non-cash gain in the prior year related to the LW EMEA Acquisition. Our Adjusted EBITDA increased 13% as compared to the prior year, reflecting the benefit of pricing actions in each of our business segments, and incremental earnings from the consolidation of the financial results of LW EMEA, which more than offset input cost inflation, charges to write-off excess raw potatoes, the impact of lower sales and incremental costs associated with our ERP transition during the fiscal third quarter, lower sales volumes, and losses associated with the voluntary product withdrawal.

In fiscal 2024, we generated net cash from operating activities of $798.2 million, up $36.5 million versus the prior year, due to higher net income, adjusted for non-cash income and expenses, partially offset by increased working capital needs. We ended fiscal 2024 with 71.4 million of cash and cash equivalents and $1.2 billion of availability under our global revolving credit facility. In addition, we returned $384.0 million to our stockholders during fiscal 2024, including $174.0 million in cash dividends on our common stock and $210.0 million of share repurchases.
During fiscal 2024, our greenfield french fry processing facility in Ulanqab, Inner Mongolia, China and our capacity expansion and modernization in American Falls, Idaho, became operational. Our capacity expansions in the Netherlands and Argentina are on schedule to be completed in fall 2024 and mid-calendar year 2025, respectively.
Outlook

We expect fiscal 2025 to be another challenging year. The operating environment has changed rapidly over the past 12 months as global restaurant traffic and frozen potato demand softened. This has resulted in an increase in available capacity in North America and Europe. We believe this supply-demand imbalance will persist through much, if not all, of fiscal 2025. Accordingly, we are making some operating adjustments in the near term to manage through the current environment including focusing on driving volume growth, implementing targeted investments in price and trade support, pursuing additional cost and supply chain productivity savings, and rephasing investments to modernize production capabilities to better match the demand environment.

In fiscal 2025, we expect to deliver net sales and earnings growth, on a constant currency basis, as compared to fiscal 2024. We expect sales growth will be primarily driven by higher sales volumes and improved mix. Volume will likely decline during the first half of fiscal 2025 due to the impact of market share losses and menu price inflation, which we expect will continue to affect global restaurant traffic and demand for frozen potato products. We anticipate that volume will increase in the second half of fiscal 2025 as we lap the prior-year impact of our ERP transition, and benefit from recent customer contract wins.

We expect our earnings growth will largely be driven by sales and gross profit growth, although we expect gross profit as a percentage of sales to decline. We expect the benefits of volume growth, improved mix, and supply chain productivity savings will more than offset higher costs per pound driven by input cost inflation and higher depreciation expense associated with our recent capacity expansion efforts. We anticipate that input cost inflation, in aggregate, will moderate as compared to fiscal 2024 inflation rates. We expect that the increase in gross profit will be partially offset by higher SG&A, largely reflecting higher compensation and benefits expense, and to a lesser extent, incremental non-cash amortization of prior investments in our ERP infrastructure.

Despite a challenging near-term operating environment, we believe the actions we are taking to continue to strengthen our portfolio and capabilities, including investments to modernize our asset base, position us to continue to support our customers and create value for our stakeholders over the long term.

Results of Operations
Fiscal Year Ended May 26, 2024 Compared to Fiscal Year Ended May 28, 2023

	Year Ended
(in millions, except percentages)	May 26, 2024	May 28, 2023	% Increase (Decrease)
Segment net sales
North America	$4,363.2	$4,249.4	3%
International	2,104.4	1,101.2	91%
	$6,467.6	$5,350.6	21%

Segment Adjusted EBITDA
North America	$1,263.1	$1,162.3	9%
International	$331.9	$231.0	44%
Net Sales

Lamb Weston’s net sales for fiscal 2024 increased $1,117.0 million, or 21%, to $6,467.6 million, and included $1,107.4 million of incremental sales attributable to the consolidation of the financial results of LW EMEA and LWAMSA beginning in our fiscal fourth and first quarters of fiscal 2023, respectively. Net sales, excluding the incremental sales attributable to the Acquisitions, increased $9.6 million or less than 1% versus the prior year, with sales growth reduced by an estimated $135 million due to impacts associated with the ERP transition. Price/mix increased 10%, reflecting the carryover benefit of inflation-driven pricing actions taken in fiscal 2023, as well as pricing actions taken in fiscal 2024, across each of our business segments, partially offset by lower customer transportation charges that were driven by lower volume and the pass-through of lower freight rates. Volume excluding the incremental sales attributable to the Acquisitions declined 10%. Approximately 3.5 percentage points of the volume decline reflects the carryover effect of our decision to exit certain lower-priced and lower-margin business in the prior year to strategically manage customer and product mix. Another approximately 3.5 percentage points of the volume decline was largely driven by soft restaurant traffic trends in North America and other key international markets, and to a much smaller extent, lost sales related to the voluntary product withdrawal. The remaining approximately 3 percentage points of the decline reflects share losses and the impact of unfilled customer orders related to the ERP transition in the fiscal third quarter.

North America segment net sales increased $113.8 million, or 3%, to $4,363.2 million, with sales growth reduced by an estimated $123 million due to impacts associated with the ERP transition, in the fiscal third quarter. Price/mix increased 11%, reflecting the carryover benefit of inflation-driven pricing actions taken in fiscal 2023, as well as pricing actions for contracts with large and regional chain restaurant customers in fiscal 2024. The increase in price/mix was partially offset by lower customer transportation charges that were driven by lower volume and the pass-through of lower freight rates, and unfavorable mix. Volume declined 8%, with approximately 3 percentage points of the volume decline reflecting the carryover effect our decision to exit certain lower-price and lower-margin business in the prior year. Approximately 2.5 percentage points of the decline reflect market share losses, and approximately 2.5 percentage points was largely driven by soft restaurant traffic trends in the U.S.

International segment net sales increased $1,003.2 million, or 91%, to $2,104.4 million, and included $1,107.4 million of incremental sales attributable to the consolidation of the financial results of LW EMEA and LWAMSA. International segment net sales, excluding the incremental sales attributable to the Acquisitions, declined $104.2 million, or 9% compared to the prior year, with sales growth reduced by an estimated $12 million due to impacts associated with the ERP transition. Volume, excluding the benefit from the Acquisitions, declined 15%. Approximately 10 percentage points of the volume decline reflects share losses, which are due in part to our decision to exit certain lower-priced and lower-margin business in LW EMEA earlier in the year, the carryover effect of our decision to exit certain lower-priced and lower-margin business in the prior year to strategically manage customer and product mix, and an estimated $12 million impact of unfilled customer orders related to the ERP transition in the fiscal third quarter. The remaining approximately 5 percentage points of the volume decline was largely driven by soft restaurant traffic trends in our key international markets, and to a smaller extent, the voluntary product withdrawal. Price/mix increased 6% as the carryover benefit of inflation-driven pricing actions taken in fiscal 2023 and pricing actions taken in fiscal 2024 was partially offset by lower customer transportation charges and investments in trade support.

Gross Profit

Gross profit in fiscal 2024 increased $334.6 million, or 23%, to $1,766.7 million, and included $20.7 million of costs ($15.4 million after-tax, or $0.11 per share) associated with the sale of inventory stepped-up to fair value following completion of the LW EMEA Acquisition, and a $28.7 million ($21.4 million after-tax, or $0.15 per share) unrealized gain related to mark-to-market adjustments associated with commodity hedging contracts. The prior fiscal year included $27.0 million of costs ($20.0 million after-tax, or $0.14 per share) associated with the sale of inventory stepped-up to fair value following completion of the LW EMEA Acquisition and a $37.5 million ($28.0 million after-tax, or $0.19 per share impact) unrealized loss related to mark-to-market adjustments associated with commodity hedging contracts.

Adjusted Gross Profit increased $262.1 million, or 17.5%, to $1,758.7 million, driven primarily by incremental earnings from the consolidation of the financial results of LW EMEA, and benefits from inflation-driven pricing actions. Gross profit and Adjusted Gross Profit in the current fiscal year was impacted by:

•An estimated $88 million of pre-tax losses related to lower customer order fulfillment rates and other pre-tax costs associated with the ERP transition in the fiscal third quarter;
•An $85.1 million pre-tax charge for the write-off of excess raw potatoes ($64.6 million in the fiscal second quarter and $20.5 million in the fiscal third quarter), largely attributable to soft restaurant traffic trends in North America and other key international markets; and
•An estimated $40 million of pre-tax losses related to the voluntary product withdrawal, of which approximately $21 million was allocated to the International segment and approximately $19 million was allocated to the North America segment in the fiscal fourth quarter. We expect to incur an additional $20 million to $30 million of pre-tax losses associated with the voluntary product withdrawal in the first quarter of fiscal 2025.

The higher manufacturing costs per pound largely reflected mid-single-digit cost inflation, in aggregate, for key inputs, including: raw potatoes, ingredients such as grains and starches used in product coatings, and labor. The increase in per pound costs was partially offset by lower cost of edible oils.
Selling, General and Administrative Expenses

SG&A in fiscal 2024 increased $151.4 million, or 28%, to $701.4 million, and included: $12.8 million ($9.6 million, or $0.07 per share) of LW EMEA integration and acquisition-related expenses; $3.8 million ($2.8 million after-tax, or $0.02 per share) of unrealized loss related to mark-to-market adjustments associated with currency hedging contracts; and $10.6 million ($8.0 million after-tax, or $0.05 per share) of foreign currency exchange losses. The prior fiscal year included a net $21.8 million ($12.2 million after-tax, or $0.08 per share) of gain related to actions taken to mitigate the effect of changes in currency rates on the purchase price of LW EMEA, net of other acquisition-related costs; $4.2 million ($3.1 million after-tax, or $0.02 per share) of unrealized loss related to mark-to-market adjustments associated with currency hedging contracts; and $5.5 million ($4.1 million after-tax, or $0.03 per share) of foreign currency exchange losses.

Adjusted SG&A increased $112.1 million, or 20%, to $674.2 million, primarily due to incremental expenses attributable to the consolidation of the financial results of LW EMEA, and higher expenses associated with information technology investments, including an incremental $11.5 million of non-cash amortization related to the new ERP system. The increase in Adjusted SG&A was partially offset by a reduction in performance-based compensation and benefit accruals.

Net Income, Adjusted EBITDA and Segment Adjusted EBITDA

Net income in fiscal 2024 declined $283.4 million, or 28%, to $725.5 million. Net income in the current fiscal year included a total net loss of $14.4 million ($19.2 million before tax, or $0.10 per share) for foreign currency exchange and unrealized mark-to-market derivative gains and losses, and items impacting comparability. Net income in the prior fiscal year included a total net gain of $312.2 million ($340.7 million before tax, or $2.15 per share) most of which is a non-cash net benefit related to the LW EMEA Acquisition with the remaining from foreign currency exchange and unrealized mark-to-market derivative gains and losses, and items impacting comparability.

Adjusted EBITDA in fiscal 2024 increased $167.3 million, or 13%, to $1,416.7 million, reflecting the benefit of inflation-driven pricing actions and incremental earnings from the consolidation of the financial results of LW EMEA more than offsetting higher manufacturing costs per pound, a $95.9 million pre-tax charge for the write-off of excess raw potatoes (of which $10.8 million was recorded in Equity Method Investment Earnings), an approximately $95 million negative impact related to the ERP transition, lower sales volumes, and an estimated $40 million pre-tax loss related to the voluntary product withdrawal.

North America Segment Adjusted EBITDA increased $100.8 million, or 9%, to $1,263.1 million, reflecting the benefit of inflation-driven pricing actions more than offsetting higher manufacturing costs per pound, an $86.0 million charge for the write-off of excess raw potatoes, an approximately $83 million negative impact of the ERP transition, lower sales volumes, unfavorable mix, and an approximately $19 million loss related to the voluntary product withdrawal related to products manufactured in North America.

International Segment Adjusted EBITDA increased $100.9 million, or 44%, to $331.9 million. Incremental earnings from the consolidation of the financial results of LW EMEA drove the increase. Excluding the benefit from the Acquisitions, the impact of higher costs per pound, lower sales volumes, and approximately $21 million of allocated losses related to the voluntary product withdrawal, $9.9 million charge for the write-off of excess raw potatoes, and an approximately $5 million negative impact related to the ERP transition, more than offset the benefit of inflation-driven pricing actions.
Interest Expense, Net

Interest expense, net in fiscal 2024 increased $26.6 million, or 24%, to $135.8 million. The increase in interest expense was driven by higher total debt and higher borrowing rates associated with our variable-rate credit facilities, partially reduced by $49.5 million of capitalized interest in fiscal 2024, an increase of $32.0 million over the prior year. The increase in our total debt reflected increased borrowing under our credit facilities, predominantly to finance working capital requirements and capital projects. For more information, see Note 6, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
Income Taxes
Our effective tax rate was 24.1% for fiscal 2024, compared to 18.2% in fiscal 2023. Excluding a $4.8 million tax benefit and a $28.5 million of net tax expense from items impacting comparability in fiscal 2024 and 2023, respectively, our effective tax rate was 24.1% for fiscal 2024 and 22.0% in fiscal 2023. Our effective tax rate varies from the U.S. statutory tax rate of 21% primarily due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.
For further information on income taxes, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
Equity Method Investment Earnings

We conducted business through unconsolidated joint ventures during fiscal 2024 and 2023. The results in the current year include earnings associated with our 50% interest in Lamb Weston RDO, while results in the prior year also included earnings associated with our then 50% interest in LW EMEA and LWAMSA. The results in the prior year include non-cash gains on the acquisitions of interests in our LW EMEA and LWAMSA joint ventures of $425.8 million ($379.5 million after-tax or $2.62 per share), as well as a $32.7 million ($24.3 million after-tax, or $0.17 per share) unrealized loss related to mark-to-market adjustments associated with currency and commodity hedging contracts at LW EMEA.

Adjusted Equity Method Investment Earnings declined $41.5 million compared to the prior year, largely due to LW EMEA earnings being reflected as equity method investment earnings in the first three quarters of fiscal 2023. The results in the current year also include a $10.8 million charge for the write-off of excess raw potatoes at Lamb Weston RDO.
Fiscal 2024 Compared to Fiscal 2023 Balance Sheet Changes
The changes in our Consolidated Balance Sheet, compared with May 28, 2023, related primarily to the investment in production facilities in American Falls, Idaho and Ulanqab, Inner Mongolia, China and ongoing projects across our facilities. Our short-term borrowings also increased as a result of additional borrowings under our new global revolving credit facility to support our expansion projects.

Liquidity and Capital Resources
We ended fiscal 2024 with $71.4 million of cash and cash equivalents and $1.2 billion of undrawn availability under our global revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our total cash and availability under our credit facilities, is our primary source of liquidity for funding business requirements. Our funding requirements include capital expenditures for announced manufacturing expansions in the Netherlands and Argentina, as well as capital investments to upgrade information systems and ERP infrastructure, working capital requirements, and dividends. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, supply chain constraints for equipment, and our regulatory compliance requirements. At May 26, 2024, we had commitments for capital expenditures of $402.7 million.
Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	For the Fiscal Years Ended May
(in millions)	2024	2023
Net cash flows provided by (used for):
Operating activities	$798.2	$761.7
Investing activities	(984.1)	(1,340.9)
Financing activities	(48.0)	340.8
	(233.9)	(238.4)
Effect of exchange rate changes on cash and cash equivalents	0.5	18.2
Net decrease in cash and cash equivalents	(233.4)	(220.2)
Cash and cash equivalents, beginning of period	304.8	525.0
Cash and cash equivalents, end of period	$71.4	$304.8
Operating Activities
During fiscal 2024, cash provided by operating activities increased $36.5 million to $798.2 million, compared to $761.7 million for fiscal 2023. The increase included a $257.9 million increase in net income, adjusted for non-cash income and expenses, partially offset by unfavorable changes in working capital of $221.4 million primarily related to changes in performance-based compensation and benefit accruals and increased inventory balances due to cost inflation, as well as lower than expected sales volumes in the second half of the year related to the ERP transition and soft restaurant traffic trends in North America and other key international markets. See “Results of Operations” in this MD&A for more information related to the increase in income from operations.
Investing Activities
Investing activities used $984.1 million of cash in fiscal 2024, compared with $1,340.9 million in fiscal 2023. The decrease primarily relates to $610.4 million of cash used to purchase the remaining equity interest in LW EMEA and an additional 40% equity interest in LWAMSA during fiscal 2023. Fiscal 2024 included expenditures to expand our french fry and chopped and formed capacity and other facility modernization efforts in American Falls, Idaho, which became operational in May 2024; the construction of a greenfield french fry processing facility in Ulanqab, Inner Mongolia, China, which became operational in November 2023; and expenditures for the construction of french fry processing facilities in Kruiningen, the Netherlands and Mar del Plata, Argentina which are scheduled to be completed in fall 2024 and mid-calendar year 2025, respectively.
We expect to use approximately $850 million, excluding acquisitions, if any, for investing activities, in fiscal 2025 as we continue construction of our capacity expansion efforts in the Netherlands and Argentina, as well as capital investments to upgrade our information systems and ERP infrastructure.

Financing Activities
During fiscal 2024, proceeds from short-term borrowings and debt issuances were $756.9 million, of which $164.9 million were short-term and $592.0 million related to upsizing our term loan borrowing capacity in connection with entering into a new term loan credit agreement in May 2024. We repaid $401.1 million of debt and financial obligations, which primarily included repayments towards the Term A-2 loan facility and Euro loan facility in connection with entering into new term loan and revolving credit agreements. We used $225.3 million of cash to repurchase 2,294,654 shares of our common stock at an average price of $91.51 per share, and we withheld 146,259 shares from employees to cover income and payroll taxes on equity awards that vested during the year. In addition, we paid $174.0 million in cash dividends to common stockholders.
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
For more information about our debt, including among other items, our new global revolving credit agreement and term loan facilities, interest rates, maturity dates, and covenants, see Note 6, Debt and Financing Obligations, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. At May 26, 2024, we were in compliance with all covenants contained in our credit agreements.
Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements, potato supply agreements, and unconditional purchase obligations. The unconditional purchase obligations are enforceable and legally binding arrangements entered into in the normal course of business to ensure adequate levels of sourced product are available.
A summary of our material cash requirements for our known contractual obligations as of May 26, 2024 are as follows:

(in millions)	Total	Payable within 12 Months
Short-term borrowings and long-term debt, including current portion (a)	$3,836.7	$381.0
Interest on long-term debt (b)	935.7	180.8
Leases (a)	180.9	34.9
Purchase obligations and capital commitments (a)	1,148.4	591.0
Total	$6,101.7	$1,187.7
_____________________________________________________
(a)See the below Notes to the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information.
•Short-term borrowings and long-term debt, including current portion. See Note 6, Debt and Financing Obligations, for more information on debt payments and the timing of expected future payments.
•Leases. See Note 7, Leases, for more information on our operating and finance lease obligations and timing of expected future payments.
•Purchase obligations and capital commitments. See Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, for more information on our purchase obligations and the timing of future payments and capital commitments in connection with the expansion and replacement of existing facilities and equipment.
(b)Amounts represent estimated future interest payments assuming our long-term debt is held to maturity and using interest rates in effect as of May 26, 2024. This does not reflect a reduction for future estimated capitalized interest amounts.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of May 26, 2024 that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Critical accounting estimates are those that are most important to the portrayal of our financial condition and operating results. These estimates require management’s most difficult, subjective, or complex judgments. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our Board.
We have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our Consolidated Financial Statements may be affected.
Acquisitions
From time to time, we may enter into business combinations. In July 2022 and February 2023, we acquired an additional 40% interest in LWAMSA and the remaining 50% equity interest in LW EMEA, respectively. With the completion of the Acquisitions, we own 90% and 100% of the equity interests in LWAMSA and LW EMEA, respectively. We recorded the assets acquired and the liabilities assumed at their estimated acquisition date fair values with the excess purchase price recorded as goodwill. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values (fair value is determined using the income approach, cost approach and/or market approach) of inventory, property, plant and equipment, identifiable intangible assets, deferred tax asset valuation allowances, and liabilities related to uncertain tax positions, among others. Additionally, for acquisitions of previously held equity interests, we remeasure the previously held equity interest to fair value based on consideration at the acquisition date utilizing a market approach based on comparable control premiums within our industry. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.
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
The determination of sales incentive and trade promotion costs requires judgment and may change in the future as a result of changes in customer demand for our products, promotion participation, particularly for new programs related to the introduction of new products. Final determination of the total cost of promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. Because of the complexity of some of these trade promotions, the ultimate resolution may result in payments that are different from our estimates. As additional information becomes known, we may change our estimates. At May 26, 2024 and May 28, 2023, we had $90.0 million and $86.1 million, respectively, of accrued trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.
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
Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Management judgments are required for the following items:
•Management reviews deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.
•We establish accruals for unrecognized tax benefits when, despite the belief that our tax return positions are fully supported, we believe that an uncertain tax position does not meet the recognition threshold of Accounting Standards Codification (“ASC”) 740, Income Taxes. These contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular matter, we believe that the accruals for unrecognized tax benefits at May 26, 2024, reflect the estimated outcome of known tax contingencies as of such date in accordance with accounting for uncertainty in income taxes under ASC 740.
•We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences. Remittances of non-U.S. earnings are based on estimates and judgments of projected cash flow needs, as well as the working capital and investment requirements of our non-U.S. and U.S. operations. Material changes in our estimates of cash, working capital, and investment needs in various jurisdictions could require repatriation of indefinitely reinvested non-U.S. earnings, which could be subject to applicable non-U.S. income and withholding taxes. While we believe the judgments and estimates discussed above and made by management are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts. Further information on income taxes is provided in Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

New and Recently Issued Accounting Standards
For a listing of new and recently issued accounting standards, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
Non-GAAP Financial Measures

To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, Adjusted Income from Operations, Adjusted Equity Method Investment Earnings, Adjusted Net Income, and Adjusted Diluted EPS, each of which is considered a non-GAAP financial measure. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision-making. Management believes that presenting these non-GAAP financial measures provide investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding impacts of foreign currency exchange rates and unrealized mark-to-market derivative gains and losses and other items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our financial results. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with their most directly comparable GAAP financial measure and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.

The non-GAAP financial measures presented in this report should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP that are also presented in this report. These measures are not substitutes for their comparable GAAP financial measures, such as net income, gross profit, SG&A, income from operations, equity method investment earnings, diluted EPS, or other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way we do.

The following table reconciles net income to Adjusted EBITDA.

	For the Fiscal Years Ended May
	2024 (a)	2023
Net income (b)	$725.5	$1,008.9
Interest expense, net	135.8	109.2
Income tax expense	230.0	224.6
Income from operations including equity method investment earnings (c)	1,091.3	1,342.7
Depreciation and amortization	306.2	247.4
Unrealized derivative (gains) and losses	(24.9)	41.7
Unconsolidated joint venture unrealized derivative losses	—	32.7
Foreign currency exchange losses	10.6	5.5
Items impacting comparability:
Inventory step-up from acquisition	20.7	27.0
Integration and acquisition-related items, net	12.8	(21.8)
Gain on acquisition of interest in joint venture (d)	—	(425.8)
Adjusted EBITDA	$1,416.7	$1,249.4
_____________________________________________________
(a)Fiscal 2024 included the consolidated financial statements of LW EMEA whereas in the first three quarters of fiscal 2023, LW EMEA’s financial results were recorded in “Equity method investment earnings.” For more information about the LW EMEA Acquisition, see Note 11, Acquisitions, of the Notes to Consolidated Financial Statements.

(b)Net income for fiscal 2024 included the following:
i.Approximately $95 million of losses ($72 million after-tax) related to the ERP transition in the fiscal third quarter, including approximately $83 million in the North America segment, approximately $5 million in the International segment, and $7 million of unallocated corporate costs.
ii.A $95.9 million charge ($72.9 million after-tax, or $0.50 per share) related to a write-off of excess raw potatoes. The total charge to the reporting segments was as follows: $86.0 million to the North America segment and $9.9 million to the International segment.
iii.An estimated $40 million loss ($30 million after-tax, or $0.20 per share) related to the voluntary product withdrawal. The total charge to the reporting segments was approximately $19 million to the North America segment and approximately $21 million to the International segment.
(c)Income from operations included:
i.Net integration and acquisition-related items were a loss of $12.8 million ($9.6 million after-tax, or $0.07 per share) and a gain of $21.8 million ($12.2 million after-tax, or $0.08 per share) related to actions taken to mitigate the effect of changes in currency rates on the purchase of the remaining equity interest in LW EMEA, net of other acquisition-related costs, for fiscal 2024 and 2023, respectively;
ii.A $20.7 million ($15.4 million after-tax, or $0.11 per share) and $27.0 million ($20.0 million after-tax, or $0.14 per share) charge related to the step-up and sale of inventory following completion of the LW EMEA Acquisition for fiscal 2024 and 2023, respectively;
iii.A $24.9 million unrealized gain ($18.6 million after-tax, or $0.13 per share) and a $74.4 million unrealized loss ($55.4 million after-tax, or $0.38 per share) related to mark-to-market adjustments associated with commodity and currency hedging contracts for fiscal 2024 and 2023, respectively; and
iv.Foreign currency exchange losses of $10.6 million ($8.0 million after-tax, or $0.05 per share) and $5.5 million ($4.1 million after-tax, or $0.03 per share) for fiscal 2024 and 2023, respectively.
(d)Included in Adjusted EBITDA is a gain on acquisition interest in joint ventures of $425.8 million ($379.5 million, or $2.62 per share) of non-cash gains related to the remeasurement of our initial equity interests to fair value, including a $410.7 million non-cash gain ($364.4 million after-tax, or $2.52 per share) for LW EMEA and a $15.1 million non-cash gain (before and after-tax, or $0.10 per share) for LWAMSA.

The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, income from operations to Adjusted Income from Operations, equity method investment earnings to Adjusted Equity Method Investment Earnings, net income to Adjusted Net Income, and diluted EPS to Adjusted Diluted EPS:

Fiscal Year Ended May 26, 2024	Gross Profit	SG&A	Income From Operations	Equity Method Investment Earnings (Loss)	Net Income	Diluted EPS (a)
As reported	$1,766.7	$701.4	$1,065.3	$26.0	$725.5	$4.98
Unrealized derivative gains and losses	(28.7)	(3.8)	(24.9)	—	(18.6)	(0.13)
Foreign currency exchange losses	—	(10.6)	10.6	—	8.0	0.05
Items impacting comparability:
Inventory step-up from acquisition	20.7	—	20.7	—	15.4	0.11
Integration and acquisition-related items, net	—	(12.8)	12.8	—	9.6	0.07
Total adjustments	(8.0)	(27.2)	19.2	—	14.4	0.10
Adjusted (b)	$1,758.7	$674.2	$1,084.5	$26.0	$739.9	$5.08

Fiscal Year Ended May 28, 2023
As reported	$1,432.1	$550.0	$882.1	$460.6	$1,008.9	$6.95
Unrealized derivative losses	37.5	(4.2)	41.7	32.7	55.4	0.38
Foreign currency exchange losses	—	(5.5)	5.5	—	4.1	0.03
Items impacting comparability:
Gain on acquisition of interest in joint ventures	—	—	—	(425.8)	(379.5)	(2.62)
Inventory step-up from acquisition	27.0	—	27.0	—	20.0	0.14
Integration and acquisition-related items, net	—	21.8	(21.8)	—	(12.2)	(0.08)
Total adjustments	64.5	12.1	52.4	(393.1)	(312.2)	(2.15)
Adjusted (b)	$1,496.6	$562.1	$934.5	$67.5	$696.7	$4.80
_____________________________________________________
(a)Diluted weighted average common shares were 145.6 million and 145.2 million at the end of fiscal 2024 and 2023, respectively.
(b)See footnotes in the reconciliation of net income to Adjusted EBITDA above for a discussion of the items impacting comparability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, changes in currency rates, and interest rates. In the normal course of business, we may periodically enter into derivatives to minimize these risks, but not for trading purposes. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of May 26, 2024 and May 28, 2023. Actual results may differ materially.
Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. We may use commodity swap or forward purchase contracts, in addition to sourcing from multiple providers, to manage risks associated with market fluctuations in oil and energy prices. Based on our open commodity contract hedge positions as of May 26, 2024, a hypothetical 10% decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of $9.2 million ($6.9 million after-tax). Based on our open commodity hedge positions as of May 28, 2023, a hypothetical 10% decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $9.0 million ($6.8 million after-tax). It should be noted that any change in the fair value of the contracts, real or hypothetical, likely would be substantially offset by an inverse change in the value of the underlying hedged item.
Foreign Currency Exchange Rate Risk
We are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our operations in foreign countries export to, and compete with imports from other regions. As such, currency movements can have a number of direct and indirect impacts on our financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of exports out of the United States (and the impact on local currency pricing of products that are traded internationally). The currency that has the most impact is the Euro. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10% adverse change in exchange rates versus the U.S. dollar would result in losses of $63.3 million ($48.1 million after-tax) and $48.8 million ($37.1 million after-tax) as of May 26, 2024 and May 28, 2023, respectively.
Interest Rate Risk
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. At May 26, 2024, we had $2,495.0 million of fixed-rate and $1,341.7 million of variable-rate debt outstanding. At May 28, 2023, we had $2,170.0 million of fixed-rate and $1,309.8 million of variable-rate debt outstanding. A one percent increase in interest rates related to variable-rate debt would result in an annual increase in interest expense and a corresponding decrease in income before taxes of $13.6 million annually ($10.6 million after-tax) and $13.3 million annually ($10.3 million after-tax) at May 26, 2024 and May 28, 2023, respectively.
For more information about our debt, see Note 6, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lamb Weston Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamb Weston Holdings, Inc. and subsidiaries (the Company) as of May 26, 2024 and May 28, 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 26, 2024, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 26, 2024 and May 28, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended May 26, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 24, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over the finished goods inventory held at third-party warehouse locations

As discussed in Note 1 to the consolidated financial statements, the Company has recognized finished goods inventory of $867.9 million as of May 26, 2024, the majority of which is held at third-party warehouse locations. The tracking of the existence and completeness of finished goods inventory quantities held at third-party warehouse locations is reliant upon manual processes and automated processes within the Company’s enterprise resource planning system.

We identified the evaluation of the sufficiency of audit evidence obtained related to the quantities of finished goods inventory held at third-party warehouse locations as a critical audit matter. Challenging auditor judgment was required to determine the nature and extent of procedures to be performed over the quantity of finished goods inventory held at third-party warehouse locations, including the determination of third-party warehouse locations at which to observe physical inventory counts and the need to involve information technology (IT) professionals with specialized skills and knowledge to assess the IT system involved.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the quantities of finished goods inventory held at third-party warehouse locations by evaluating:

•homogeneity of the locations
•historical results of physical counts of inventory
•inventory quantities by location.

We evaluated the design and tested the operating effectiveness of certain internal controls within the Company’s inventory process, including controls over finished goods inventory quantities held at third-party warehouse locations. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT and application controls related to the Company’s process of recording finished goods inventory quantities held at third-party warehouse locations. We tested the existence and completeness of finished goods inventory by observing a sample of physical inventory counts during the year. We also obtained external confirmation of inventory quantities held at certain third-party warehouse locations for a sample of locations. In addition, we evaluated the overall sufficiency of audit evidence obtained over finished goods inventory quantities held at third-party warehouse locations by assessing the results of procedures performed including the appropriateness of such evidence.

We have served as the Company’s auditor since 2016.
/s/ KPMG LLP

Seattle, Washington
July 24, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Lamb Weston Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Lamb Weston Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 26, 2024 and May 28, 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 26, 2024, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements), and our report dated July 24, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
July 24, 2024

Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(dollars in millions, except per share amounts)

	For the Fiscal Years Ended May
	2024	2023	2022
Net sales	$6,467.6	$5,350.6	$4,098.9
Cost of sales	4,700.9	3,918.5	3,266.9
Gross profit	1,766.7	1,432.1	832.0
Selling, general and administrative expenses	701.4	550.0	387.6
Income from operations	1,065.3	882.1	444.4
Interest expense, net	135.8	109.2	161.0
Income before income taxes and equity method earnings	929.5	772.9	283.4
Income tax expense	230.0	224.6	71.8
Equity method investment earnings (loss)	26.0	460.6	(10.7)
Net income	$725.5	$1,008.9	$200.9
Earnings per share:
Basic	$5.01	$6.98	$1.38
Diluted	$4.98	$6.95	$1.38
Weighted average common shares outstanding:
Basic	144.9	144.5	145.5
Diluted	145.6	145.2	145.9
See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(dollars in millions)

	For the Fiscal Years Ended May
	2024			2023			2022
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$955.5	$(230.0)	$725.5	$1,233.5	$(224.6)	$1,008.9	$272.7	$(71.8)	$200.9
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations gain (loss)	(5.9)	1.3	(4.6)	3.4	(0.8)	2.6	3.7	(0.8)	2.9
Unrealized currency translation gains (losses)	19.3	(0.4)	18.9	(16.6)	2.4	(14.2)	(51.0)	2.1	(48.9)
Other	(0.5)	0.1	(0.4)	0.5	(0.1)	0.4	1.2	(0.3)	0.9
Comprehensive income	$968.4	$(229.0)	$739.4	$1,220.8	$(223.1)	$997.7	$226.6	$(70.8)	$155.8
See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(dollars in millions, except share data)

	May 26, 2024	May 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$71.4	$304.8
Receivables, less allowance for doubtful accounts of $0.9 and $2.6	743.6	724.2
Inventories	1,138.6	932.0
Prepaid expenses and other current assets	136.4	166.2
Total current assets	2,090.0	2,127.2
Property, plant and equipment, net	3,582.8	2,808.0
Operating lease assets	133.0	146.1
Goodwill	1,059.9	1,040.7
Intangible assets, net	104.9	110.2
Other assets	396.4	287.6
Total assets	$7,367.0	$6,519.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$326.3	$158.5
Current portion of long-term debt and financing obligations	56.4	55.3
Accounts payable	833.8	636.6
Accrued liabilities	407.6	509.8
Total current liabilities	1,624.1	1,360.2
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,440.7	3,248.4
Deferred income taxes	256.2	252.1
Other noncurrent liabilities	258.2	247.8
Total long-term liabilities	3,955.1	3,748.3
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 150,735,397 and 150,293,511 shares issued	150.7	150.3
Treasury stock, at cost, 7,068,741 and 4,627,828 common shares	(540.9)	(314.3)
Additional distributed capital	(508.9)	(558.6)
Retained earnings	2,699.8	2,160.7
Accumulated other comprehensive loss	(12.9)	(26.8)
Total stockholders’ equity	1,787.8	1,411.3
Total liabilities and stockholders’ equity	$7,367.0	$6,519.8
See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(dollars in millions, except share and per share data)

	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at May 30, 2021	146,191,864	$147.6	$(104.3)	$(836.8)	$1,244.6	$29.5	$480.6
Dividends declared, $0.96 per share	—	—	—	—	(139.3)	—	(139.3)
Common stock issued	404,952	0.4	—	1.5	—	—	1.9
Stock-settled, stock-based compensation expense	—	—	—	21.3	—	—	21.3
Repurchase of common stock and common stock withheld to cover taxes	(2,525,388)	—	(159.8)	—	—	—	(159.8)
Other	—	—	—	0.7	(0.7)	—	—
Comprehensive income	—	—	—	—	200.9	(45.1)	155.8
Balance at May 29, 2022	144,071,428	$148.0	$(264.1)	$(813.3)	$1,305.5	$(15.6)	$360.5
Dividends declared, $1.05 per share	—	—	—	—	(151.6)	—	(151.6)
Common stock issued	2,247,927	2.3	—	196.7	—	—	199.0
Stock-settled, stock-based compensation expense	—	—	—	38.5	—	—	38.5
Repurchase of common stock and common stock withheld to cover taxes	(653,672)	—	(50.2)	—	—	—	(50.2)
Other	—	—	—	19.5	(2.1)	—	17.4
Comprehensive income	—	—	—	—	1,008.9	(11.2)	997.7
Balance at May 28, 2023	145,665,683	$150.3	$(314.3)	$(558.6)	$2,160.7	$(26.8)	$1,411.3
Dividends declared, $1.28 per share	—	—	—	—	(184.9)	—	(184.9)
Common stock issued	441,886	0.4	—	0.3	—	—	0.7
Stock-settled, stock-based compensation expense	—	—	—	46.8	—	—	46.8
Repurchase of common stock and common stock withheld to cover taxes	(2,440,913)	—	(225.3)	—	—	—	(225.3)
Other	—	—	(1.3)	2.6	(1.5)	—	(0.2)
Comprehensive income	—	—	—	—	725.5	13.9	739.4
Balance at May 26, 2024	143,666,656	$150.7	$(540.9)	$(508.9)	$2,699.8	$(12.9)	$1,787.8
See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(dollars in millions)

	For the Fiscal Years Ended May
	2024	2023	2022
Cash flows from operating activities
Net income	$725.5	$1,008.9	$200.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	306.8	222.8	192.1
Loss on extinguishment of debt	—	—	53.3
Stock-settled, stock-based compensation expense	46.8	38.5	21.3
Gain on acquisition of interests in joint ventures	—	(425.8)	—
Equity method investment earnings in excess of distributions	(15.5)	(35.7)	29.9
Deferred income taxes	(1.3)	0.4	13.5
Foreign currency remeasurement (gain) loss	(0.1)	(21.7)	0.5
Other	7.0	23.9	(7.0)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(15.1)	(53.6)	(76.3)
Inventories	(203.3)	(125.1)	(63.0)
Income taxes payable/receivable, net	20.1	(12.3)	11.6
Prepaid expenses and other current assets	9.7	1.8	(6.8)
Accounts payable	36.5	83.1	16.5
Accrued liabilities	(118.9)	56.5	32.1
Net cash provided by operating activities	$798.2	$761.7	$418.6
Cash flows from investing activities
Additions to property, plant and equipment	(929.5)	(654.0)	(290.1)
Additions to other long-term assets	(62.3)	(82.0)	(16.3)
Acquisition of interests in joint ventures, net	—	(610.4)	—
Acquisition of business, net of cash acquired	(10.5)	—	—
Other	18.2	5.5	(4.1)
Net cash used for investing activities	$(984.1)	$(1,340.9)	$(310.5)
Cash flows from financing activities
Proceeds from issuance of debt	592.0	529.5	1,676.1
Repayments of debt and financing obligations	(401.1)	(32.6)	(1,698.1)
Dividends paid	(174.0)	(146.1)	(138.4)
Repurchase of common stock and common stock withheld to cover taxes	(225.3)	(51.6)	(158.4)
Payments of senior notes call premium	—	—	(39.6)
Proceeds of short-term borrowings, net	164.9	41.4	—
Other	(4.5)	0.2	(5.0)
Net cash (used for) provided by financing activities	$(48.0)	$340.8	$(363.4)
Effect of exchange rate changes on cash and cash equivalents	0.5	18.2	(3.2)
Net decrease in cash and cash equivalents	(233.4)	(220.2)	(258.5)
Cash and cash equivalents, beginning of period	304.8	525.0	783.5
Cash and cash equivalents, end of period	$71.4	$304.8	$525.0
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
Basis of Presentation
These Consolidated Financial Statements present the financial results of Lamb Weston for the fiscal years ended May 26, 2024, May 28, 2023, and May 29, 2022 (“fiscal 2024, 2023, and 2022”), and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). The fiscal year of Lamb Weston ends the last Sunday in May. The fiscal years for the Consolidated Financial Statements presented consist of 52- week periods.
The financial statements include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such financial statements. Our Consolidated Financial Statements include the accounts of Lamb Weston and all of our majority-owned subsidiaries. Intercompany investments, accounts, and transactions have been eliminated.
Certain amounts in the prior year period consolidated financial statements have been reclassified to conform with the current period presentation.
The equity method of accounting is applied for investments when the Company has significant influence over the investee’s operations, or when the investee is structured with separate capital accounts and our investment is considered more than minor. Our equity method investments are described in Note 12, Joint Venture Investments.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including but not limited to those related to the measurement of assets acquired and the liabilities assumed based on the fair value at the acquisition date, provisions for income taxes, estimates of sales incentives and trade promotion allowances. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the Consolidated Financial Statements in future periods.
Revenue from Contracts with Customers
Generally, we recognize revenue on a point-in-time basis when the customer takes title to the product and assumes the risks and rewards for the product. However, for customized products, which are products manufactured to customers’ unique specifications, we recognize revenue over time, utilizing an output method, which is generally as the products are produced. This is because once a customized product is manufactured pursuant to a purchase order, we have an enforceable right to payment for that product. Conversely, for non-customized products, revenue is generally recognized upon shipment. As a result, the timing of the receipt of a purchase order may create quarterly fluctuations.
The nature of our contracts varies based on the business, customer type, and region; however, in all instances it is our customary business practice to receive a valid order from the customer, in which each party’s rights and related payment terms are clearly identifiable. Our payment terms are consistent with industry standards and generally include early pay discounts. Amounts billed and due from customers are short-term in nature and are classified as receivables, since payments are unconditional and only the passage of time is required before payments are due. As of May 26, 2024, and May 28, 2023, we had $104.3 million and $146.9 million, respectively, of unbilled receivables for customized products for which we have accelerated the recognition of revenue and recorded the amounts in “Receivables” on our Consolidated Balance Sheets. We generally do not offer financing to our customers. We also do not provide a general right of return. However, customers may seek to return defective or non-conforming products. Following a customer return, we may offer remedies, including cash refunds, credit towards future purchases, or product replacement. As a result, customers’ right of return and related refund or product liabilities are estimated and recorded as reductions in revenue.
We have contract terms that give rise to variable consideration including, but not limited to, discounts, coupons, rebates, and volume-based incentives. We estimate volume rebates based on the most likely amount method outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We estimate early payment discounts and other customer trade incentives based principally on historical sales and coupon utilization and redemption rates, influenced by judgments about current market conditions such as competitive activity in specific product categories, which is consistent with the expected value method outlined in ASC 606. We have concluded that these methods result in the best estimate of the consideration we are entitled to from our customers. Because of the complexity of some of these trade promotions, however, the ultimate resolution may result in payments that are materially different from our estimates. As additional information becomes known, we may change our estimates. At May 26, 2024 and May 28, 2023, we had $90.0 million and $86.1 million, respectively, of sales incentives and trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.
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
Advertising and Promotion
Advertising and promotion expenses totaled $49.7 million, $34.4 million, and $18.9 million in fiscal 2024, 2023, and 2022, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings as the expenses are incurred.
Research and Development
Research and development costs are expensed as incurred and totaled $26.4 million, $17.2 million, and $16.2 million in fiscal 2024, 2023, and 2022, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.
Stock-Based Compensation
Compensation expense resulting from all stock-based compensation transactions is measured and recorded in the Consolidated Financial Statements based on the grant date fair value of the equity instruments issued. Compensation expense is recognized over the period the employee or non-employee director provides service in exchange for the award. See Note 8, Stock-Based Compensation, for additional information.
Pension and Post-Retirement Benefits
Certain U.S. employees are covered by a defined benefit pension plan which is now frozen for all participants. We make pension plan contributions that are sufficient to fund our actuarial determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended. From time to time, we may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In fiscal 2024 and 2023, we made $6.1 million and $2.0 million of contributions to our qualified plan. We expect to make minimum required contributions in fiscal 2025 of $2.3 million to our qualified pension plan.
We also have a nonqualified defined benefit pension plan that provides unfunded supplemental retirement benefits to certain U.S. executives. This plan is closed to new participants and pension benefit accruals are frozen for active participants.
Our pension benefit obligations and post-retirement benefit obligations, and the related costs, are calculated using actuarial concepts. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected rate of return on plan assets. We evaluate these assumptions on an annual basis. The funded status of our plans are based on company contributions, benefit payments, the plan asset investment return, the discount rate used to measure the liability, and expected participant longevity. The benefit obligations of the plans exceeded the assets by $10.0 million and $9.3 million for the pension plan and $3.8 million and

$4.3 million for the other post-retirement benefit plan for the years ended May 26, 2024 and May 28, 2023, respectively. We recognize the unfunded status of these plans in “Other noncurrent liabilities” on the Consolidated Balance Sheets, and we recognize changes in funded status in the year changes occur through the Consolidated Statements of Comprehensive Income. Net periodic benefit costs were $0.8 million, $2.5 million, and $2.7 million in fiscal 2024, 2023, and 2022, respectively.
Participants that do not actively participate in a pension plan are eligible to participate in defined contribution savings plans with employer matching provisions. Eligible U.S. employees participate in a contributory defined contribution plan (“the 401(k) Plan”), which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Regardless of employee participation level, we generally provide a 3% contribution to the 401(k) Plan. In addition to this, we will generally match 100% of the first 6% of the participating employee’s contribution election to the 401(k) Plan. The Plan’s matching contributions have a five-year graded vesting with 20% vesting each year. We made employer contributions of $48.1 million, $38.7 million, and $30.5 million in fiscal 2024, 2023, and 2022, respectively.
We sponsor a non-qualified deferred compensation savings plan that permits eligible U.S. employees to continue to make deferrals and receive company matching contributions when their contributions to the 401(k) Plan are stopped due to limitations under U.S. tax law. In addition, we sponsor a non-qualified deferred compensation plan for non-employee directors that allow directors to defer their cash compensation and stock awards. Both deferred compensation plans are unfunded nonqualified defined contribution plans. Participant deferrals and company matching contributions (for the employee deferred compensation plan only) are not invested in separate trusts, but are paid directly from our general assets at the time benefits become due and payable. At May 26, 2024 and May 28, 2023, we had $27.6 million and $22.6 million, respectively, of liabilities attributable to participation in our deferred compensation plans recorded on our Consolidated Balance Sheets.
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

Inventories
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. Inventories are reduced to net realizable value after consideration of excess, obsolete, and unsaleable inventories based on quantities on hand and estimated future usage and sales. The majority of our finished goods inventories are held at third-party warehouses not owned or leased by the Company. The components of inventories were as follows:

(in millions)	May 26, 2024	May 28, 2023
Raw materials and packaging	$178.7	$145.7
Finished goods	867.9	708.3
Supplies and other	92.0	78.0
Inventories	$1,138.6	$932.0
Leased Assets
Leases consist of real property and machinery and equipment. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term. Our leases may include options to extend or terminate. Options to extend are included in the lease term when it is reasonably certain that we will exercise the option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in lease assets and liabilities. Variable payments for leases of land and buildings primarily relate to common area maintenance, insurance, taxes, and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of our leases, we use an incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. Assets and liabilities related to leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, we account for lease and non-lease components as a single lease component for all of our leases. See Note 7, Leases, for more information.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. The amount of interest capitalized from construction in progress was $49.5 million, $17.5 million, and $6.0 million in fiscal 2024, 2023, and 2022, respectively. Construction in progress does not include deposits made on equipment, materials, and services yet to be received. As of May 26, 2024 and May 28, 2023, deposits for construction in progress were $52.6 million and $30.5 million, respectively, and were recorded in “Other assets” on our Consolidated Balance Sheets. Repairs and maintenance costs are expensed as incurred. The components of property, plant and equipment were as follows:

(in millions)	May 26, 2024	May 28, 2023
Land and land improvements	$186.2	$163.2
Buildings, machinery and equipment	4,708.8	3,576.6
Furniture, fixtures, office equipment and other	127.7	112.0
Construction in progress	688.2	832.0
Property, plant and equipment, at cost	5,710.9	4,683.8
Less accumulated depreciation	(2,128.1)	(1,875.8)
Property, plant and equipment, net	$3,582.8	$2,808.0

Depreciation is computed on a straight-line basis over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1-30 years
Buildings	10-40 years
Machinery and equipment	5-20 years
Furniture, fixtures, office equipment, and other	3-15 years
We recorded $278.2 million, $211.3 million, and $181.5 million of depreciation expense in fiscal 2024, 2023, and 2022, respectively. Below is a breakout between Cost of sales (“COS”) and Selling, general and administrative expenses (“SG&A”) for depreciation and amortization:

(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Depreciation - COS	$266.1	$202.2	$174.1
Depreciation - SG&A	12.1	9.1	7.4
	$278.2	$211.3	$181.5

Amortization - COS	$1.0	$1.0	$1.0
Amortization - SG&A	18.6	6.0	4.8
	$19.6	$7.0	$5.8
At May 26, 2024 and May 28, 2023, purchases of property, plant and equipment included in accounts payable were $292.0 million and $138.3 million, respectively.
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
Goodwill and Other Identifiable Intangible Assets
We perform an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. We have an option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amounts, then a quantitative goodwill impairment test is not required to be performed. The quantitative assessment requires us to estimate the fair value of our reporting units using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. If the carrying amount of the reporting units is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
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
See Note 4, Goodwill and Other Identifiable Intangible Assets, for additional information.

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
See Note 9, Fair Value Measurements, for additional information.
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
Foreign currency transactions resulted in a loss of $10.6 million, a gain of $19.7 million, and a loss of $3.3 million in fiscal 2024, 2023, and 2022, respectively. Fiscal 2023 includes a $25.2 million foreign currency transaction gain related to actions taken to mitigate the effect of changes in currency rates on the purchase price of our former European joint venture, Lamb-Weston/Meijer v.o.f. (“LW EMEA”). These amounts were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.
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
Income Taxes
We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, management exercises judgment in evaluating positions taken in the tax returns. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than a 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures, particularly around rate reconciliations and income taxes paid information. ASU 2023-09 is effective for our Annual Report on Form 10-K for the fiscal year ending May 24, 2026, on a prospective basis, with early adoption permitted. We are evaluating the impact of adopting this ASU on our Consolidated Financial Statements and related disclosures.
There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our Consolidated Financial Statements.

2.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	For the Fiscal Years Ended May
(in millions, except per share amounts)	2024	2023	2022
Numerator:
Net income	$725.5	$1,008.9	$200.9

Denominator:
Basic weighted average common shares outstanding	144.9	144.5	145.5
Add: Dilutive effect of employee incentive plans (a)	0.8	0.7	0.4
Diluted weighted average common shares outstanding	145.6	145.2	145.9

Earnings per share:
Basic	$5.01	$6.98	$1.38
Diluted	$4.98	$6.95	$1.38
_____________________________________________________
(a)Potential dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance share awards. As of May 26, 2024 and May 28, 2023, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of May 29, 2022, we did not have any stock-based awards that were antidilutive.

3.    INCOME TAXES
Pre-tax income, inclusive of equity method investment earnings, consisted of the following:

	For the Fiscal Years Ended May
(in millions)	2024	2023	2022
United States	$807.8	$794.2	$287.9
Non-U.S.	147.7	439.3	(15.2)
Total pre-tax income	$955.5	$1,233.5	$272.7
The provision for income taxes included the following:

	For the Fiscal Years Ended May
(in millions)	2024	2023	2022
Current
U.S. federal	$140.5	$174.1	$45.4
State and local	36.1	25.8	9.5
Non-U.S.	54.8	24.3	3.4
Total current provision for taxes	231.4	224.2	58.3

Deferred
U.S. federal	27.7	(12.6)	10.0
State and local	(14.6)	(0.4)	(1.9)
Non-U.S.	(14.5)	13.4	5.4
Total deferred provision for taxes	$(1.4)	$0.4	$13.5
Total provision for taxes	$230.0	$224.6	$71.8
A reconciliation of income tax expense using the 21% U.S. statutory tax rate on income from operations, including equity method earnings and before income taxes, compared with the actual provision for income taxes follows:

	For the Fiscal Years Ended May
(in millions)	2024	2023	2022
Provision computed at U.S. statutory rate	$200.7	$259.0	$57.3
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	20.1	21.2	6.4
Non-U.S. operations (a)	9.0	(12.4)	(0.7)
Consolidation of previously held equity interests (b)	—	(43.1)	—
Write-off of net investment in Russia (c)	—	—	13.2
Other	0.2	(0.1)	(4.4)
Total income tax expense	$230.0	$224.6	$71.8
Effective income tax rate (d)	24.1%	18.2%	26.3%
_____________________________________________________
(a)We derive the effective tax rate detriment or (benefit) attributed to non-U.S. income taxed at different rates, including the impact of permanent items. The statutory tax rates range from 0% to 35%.
(b)In connection with the joint venture acquisitions discussed in Note 11, Acquisitions, we recorded a $43.1 million rate benefit based on a $425.8 million non-cash gain ($379.5 million after-tax) related to the remeasurement of our initial equity interests to fair value.
(c)In connection with LW EMEA’s withdrawal from Russia, we reflected a $13.2 million tax detriment as any loss realized upon the sale of shares of the Russian joint venture is a non-deductible permanent difference.

(d)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate in fiscal 2023 included the tax impact of the remeasurement of our initial 50% equity interests in LW EMEA and our joint venture in Argentina, Lamb Weston Alimentos Modernos S.A (“LWAMSA”), and other acquisition-related items. The fiscal 2023 and 2022 tax rates were both affected by mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe experienced significant volatility. Fiscal 2022 also included taxes related to the write-off of our portion of LW EMEA’s net investment in its former joint venture in Russia. Excluding these items, our effective tax rate was 21.8% and 21.4% in fiscal 2023 and 2022, respectively.
Income Taxes Paid
Income taxes paid, net of refunds, were $188.8 million, $226.5 million, and $44.3 million in fiscal 2024, 2023, and 2022, respectively.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred income tax assets and liabilities were as follows:

	May 26, 2024		May 28, 2023
(in millions)	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$322.6	$—	$285.1
Goodwill and other intangible assets	17.4	—	12.0	—
Compensation and benefit related liabilities	27.8	—	24.4	—
Net operating loss and credit carryforwards (a)	22.9	—	4.4	—
Accrued expenses and other liabilities	20.1	—	13.5	—
Inventory and inventory reserves	17.7	—	5.4	—
Lease obligations	31.4	—	34.4	—
Operating lease assets	—	28.9	—	32.2
R&D expenditures capitalization	21.4	—	22.0	—
Equity method investments	—	7.1	—	8.3
Derivatives	3.1	—	8.8	—
Other	7.9	6.0	8.3	6.9
	169.7	364.6	133.2	332.5
Less: Valuation allowance (b)	(53.1)	—	(49.5)	—
Net deferred taxes (c)	$116.6	$364.6	$83.7	$332.5
_____________________________________________________
(a)At May 26, 2024, Lamb Weston had approximately $38.2 million of gross ($10.2 million after-tax) non-U.S. net operating loss carryforwards, of which $3.2 million (after-tax) will expire by fiscal 2030. The remaining $7.0 million (after-tax) non-U.S. net operating loss carryforwards will not expire. Lamb Weston also had a state business credit carryforward of $14.6 million ($11.5 million net of federal benefit), which will expire by fiscal 2038, and a non-U.S. tax credit carryforward of $1.2 million, which will expire by fiscal 2033.
(b)The valuation allowance is predominantly related to non-amortizable intangibles. There was no impact on income tax expense related to changes in the valuation allowance, including net operating loss carryforwards, in fiscal 2024, 2023, and 2022.
(c)Deferred tax assets of $8.2 million and $3.3 million, as of May 26, 2024 and May 28, 2023, respectively, were presented in “Other assets.” Deferred tax liabilities of $256.2 million and $252.1 million as of May 26, 2024 and May 28, 2023, respectively, were presented in “Deferred income taxes” as "Long-term liabilities" on the Consolidated Balance Sheets. The deferred tax asset and liability net position is determined by tax jurisdiction.
The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for global intangible low-taxed income (“GILTI”) or treat them as a tax cost in the year incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes on temporary differences that upon their reversal would affect the amount of income subject to GILTI in the period.

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
Uncertain Tax Positions
The aggregate changes in the gross amount of unrecognized tax benefits, excluding interest and penalties consisted of the following:

	For the Fiscal Years Ended May
(in millions)	2024	2023	2022
Beginning balance	$59.6	$40.4	$37.1
Decreases from positions established during prior fiscal years	(3.6)	—	—
Increases from positions established during current and prior fiscal years (a)	29.4	26.3	9.5
Decreases relating to settlements with taxing authorities	(0.5)	(4.9)	(1.0)
Expiration of statute of limitations	(5.3)	(2.2)	(5.2)
Ending balance (b)	$79.6	$59.6	$40.4
_____________________________________________________
(a)In connection with the acquisition of LW EMEA during the year ended May 28, 2023, we recognized $8.9 million of gross unrecognized tax benefits with a corresponding increase to goodwill.
(b)If we were to prevail on the unrecognized tax benefits recorded as of May 26, 2024 and May 28, 2023, it would result in a tax benefit of $69.0 million and $52.2 million, respectively, and a reduction in the effective tax rate. The ending balances exclude $15.3 million and $9.2 million of gross interest and penalties in fiscal 2024 and 2023, respectively. We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.
Lamb Weston conducts business and files tax returns in numerous countries, states, and local jurisdictions. We do not have any significant open tax audits. Major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years. Statute of limitation expirations could reduce the uncertain tax positions by approximately $14 million during the next 12 months.
Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain U.S. federal, state, and non-U.S. tax audits may be concluded within the next 12 months. This process could increase or decrease the balance of our gross unrecognized tax benefits. The estimated impact on income tax expense and net income is not expected to be significant.
4.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for fiscal years 2024 and 2023:

(in millions)	North America	International	Total
Balance at May 28, 2023 (a)	$722.4	$318.3	$1,040.7
Acquisitions	—	8.5	8.5
Foreign currency translation adjustment	6.4	4.3	10.7
Balance at May 26, 2024	$728.8	$331.1	$1,059.9
_____________________________________________________
(a)As a result of our change in segments, effective May 29, 2023, goodwill was reassigned to the North America and International segments based on relative fair value using a market-based approach. Before and after the reassignment of our goodwill, we completed impairment assessments and concluded there were no indications of impairment in our segments. Please refer to Note 13, Segments, and our Current Report on Form 8-K, which we filed with the Securities and Exchange Commission on August 24, 2023 for further information regarding our segment structure.

Other identifiable intangible assets were as follows:

	May 26, 2024				May 28, 2023
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	13	123.6	(36.7)	86.9	14	121.4	(29.2)	92.2
		$141.6	$(36.7)	$104.9		$139.4	$(29.2)	$110.2
_____________________________________________________
(a)Non-amortizing intangible assets represent brands and trademarks.
(b)Amortizing intangible assets are primarily comprised of licensing agreements, brands, and customer relationships. In addition, $227.9 million and $175.4 million of net developed technology at May 26, 2024 and May 28, 2023, respectively, is recorded as “Other assets” on our Consolidated Balance Sheets and will generally be amortized over seven years once implemented. Foreign intangible assets are affected by foreign currency translation.
Based on current intangibles subject to amortization, we expect intangible asset amortization expense, excluding developed technology, will be approximately $7.2 million in fiscal 2025, $7.3 million in fiscal 2026, $7.2 million in fiscal 2027, $7.2 million in fiscal 2028, and $7.0 million in fiscal 2029, and approximately $51.0 million thereafter.
Impairment Testing
During the annual goodwill impairment test we performed in the fourth quarter of fiscal 2024, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Based on the results of the qualitative impairment test, we determined that it was not more likely than not that the fair value was less than the carrying value of our North America and International reporting units. Additionally, we completed our tests of our non-amortizing intangibles in the fourth quarter of fiscal 2024 and there was no indication of intangible asset impairment.
5.    ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	May 26, 2024	May 28, 2023
Accrued trade promotions	$90.0	$86.1
Compensation and benefits	72.8	187.5
Dividends payable to shareholders	51.7	40.8
Accrued interest	31.7	31.1
Current portion of operating lease obligations	29.3	28.5
Taxes payable	24.8	21.2
Derivative liabilities and payables	24.6	53.9
Plant utilities and accruals	23.9	27.2
Other	58.8	33.5
Accrued liabilities	$407.6	$509.8

6.    DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

(in millions)	May 26, 2024		May 28, 2023
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
Global revolving credit facility	$291.3	6.580%	$—	—%
U.S. revolving credit facility	—	6.680	—	7.710
Euro revolving credit facility	—	4.790	149.2	4.230
Other credit facilities (a)	35.0		11.4
	326.3		160.6
Long-term debt:
Term A-1 loan facility, due June 2026 (b)	228.8	7.240	243.8	5.210
Term A-2 loan facility, due April 2025 (b) (c)	—	—	280.3	5.380
Term A-3 loan facility, due January 2030 (b)	427.5	7.390	450.0	6.850
Term A-4 loan facility, due May 2029 (b)	325.0	6.540	—	—
RMB loan facility, due February 2027	142.2	4.450	94.7	4.600
Euro term loan facility, due December 2024 (d)	—	—	80.4	2.010
Euro term loan facility, due May 2029	216.9	5.080	—	—
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,510.4		3,319.2
Financing obligations:
Lease financing obligations due on various dates through 2040 (e)	5.7		7.7

Total debt and financing obligations	3,842.4		3,487.5
Debt issuance costs and debt discounts (f)	(19.0)		(25.3)
Short-term borrowings, net of debt discounts	(326.3)		(158.5)
Current portion of long-term debt and financing obligations	(56.4)		(55.3)
Long-term debt and financing obligations, excluding current portion	$3,440.7		$3,248.4
_____________________________________________________
(a)The Other credit facilities consist of various short-term facilities at one of our subsidiaries used for working capital needs and have various interest rates.
(b)The interest rates on the Term A-1, A-2, A-3, and A-4 loans do not include anticipated patronage dividends. We have received and expect to continue receiving patronage dividends under all Term loan facilities.
(c)The Term A-2 loan facility was repaid in full in connection with our entry into the New Term Loan Credit Agreement discussed below.
(d)The Euro term loan facility, due December 2024 was repaid in full in connection with our entry into the Global Revolving Credit Agreement discussed below.
(e)The interest rates on our lease financing obligations ranged from 2.08% to 6.19% at May 26, 2024 and May 28, 2023. For more information on our lease financing obligations, see Note 7, Leases.
(f)Excludes debt issuance costs of $4.9 million and $2.5 million as of May 26, 2024 and May 28, 2023, respectively, related to our Global Revolving Credit Facility, which are recorded in “Other assets” on our Consolidated Balance Sheets. In fiscal 2024, 2023, and 2022, we recorded $4.5 million, $4.1 million, and $4.8 million, respectively, of amortization expense in “Interest expense” in our Consolidated Statements of Earnings.

Global Revolving Credit Facility
On May 3, 2024, we entered into an amended and restated credit agreement (the “Global Revolving Credit Agreement”), which replaced our then-existing credit agreement, dated as of November 9, 2016 (as amended, the “U.S. Revolving Credit Agreement”). The U.S. Revolving Credit Agreement provided for, among other things, a $1.0 billion revolving credit facility (the “U.S. Revolving Credit Facility”), including borrowings and letters of credit available in U.S. dollars and various foreign currencies. The Global Revolving Credit Agreement modified the U.S. Revolving Credit Agreement for the purpose of, among other things, (i) increasing the commitments under the Global Revolving Credit Facility to $1.5 billion, (ii) extending the maturity date of the Global Revolving Credit Facility from August 2026 to May 2029, and (iii) establishing a new €200.0 million term loan facility maturing May 2029 (the “New Euro Term Loan Facility”).
Borrowings under the Global Revolving Credit Facility bear interest at a per annum rate equal to (i) an applicable rate described in the table below plus (ii)(a) for U.S. dollar denominated loans, Term SOFR, Adjusted Daily Simple SOFR or the Base Rate (each as defined in the Global Revolving Credit Agreement), and (b) for Alternative Currency denominated loans, the Alternative Currency Term Rate or the Alternative Currency Daily Rate (each as defined in the Global Revolving Credit Agreement). Borrowings under the New Euro Term Loan Facility bear interest at a per annum rate equal to (i) an applicable rate described in the table below plus (ii) the Alternative Currency Term Rate applicable to Euro denominated loans. The Global Revolving Credit Agreement contains certain covenant restrictions, a consolidated net leverage ratio and an interest coverage ratio and customary events of default.
At May 26, 2024, we had $1,203.3 million of availability under the Global Revolving Credit Facility, which is net of outstanding letters of credit of $5.4 million.
Term Loan Facilities
On May 3, 2024, we entered into an amended and restated credit agreement (the “New Term Loan Credit Agreement”), which replaced our then-existing credit agreement, dated as of June 28, 2019 (as amended, the “Prior Term Loan Credit Agreement”). The Prior Term Loan Credit Agreement provided for, among other things, (i) a $300.0 million term loan facility due June 2026 (the “Term A-1 Loan Facility”), (ii) a $325.0 million term loan facility due April 2025 (the “Term A-2 Loan Facility”) and (iii) a $450.0 million term loan facility due January 2030 (the “Term A-3 Loan Facility”). The New Term Loan Credit Agreement modified the Prior Term Loan Credit Agreement for the purpose of, among other things, establishing an additional $325.0 million term loan facility due May 2029 (the “Term A-4 Loan Facility”). Borrowings under the Term A-4 Loan Facility were used in part to repay the Term A-2 Loan Facility in full. The Term A-1 Loan Facility and the Term A-3 Loan Facility both remain outstanding under the New Term Loan Credit Agreement.
Borrowings under the New Term Loan Credit Agreement bear interest, before anticipated patronage dividends, at a per annum rate equal to (i) an applicable rate described in the table below plus (ii) Adjusted Term SOFR, the Base Rate or, in the case of Term A-4 Loan Facility, the Fixed Rate (each as defined in the New Term Loan Credit Agreement). The New Term Loan Credit Agreement contains certain covenant restrictions, a consolidated net leverage ratio and an interest coverage ratio and customary events of default.
RMB Loan Facility
On February 18, 2022, our wholly owned subsidiary, Ulanqab Lamb Weston Food Co., Ltd., entered into a facility agreement providing for a RMB 1,079.0 million (approximately $149.0 million based on prevailing exchange rates on May 26, 2024) term loan facility (the “RMB Loan Facility”). The RMB Loan Facility matures on February 25, 2027. The RMB Loan Facility contains covenants that are standard for credit facilities originated in the People’s Republic of China. Payment obligations under the RMB Loan Facility are unconditionally guaranteed by Lamb Weston.
4.875% Senior Notes due 2028
In May 2020, we issued $500.0 million aggregate principal amount of 4.875% senior notes due May 15, 2028 (“2028 Notes”). Our obligations under the 2028 Notes are unconditionally guaranteed on a senior unsecured basis by the same subsidiaries as the Global Revolving Credit Facility. The 2028 Notes are senior unsecured obligations and rank equally with all of our current and future senior indebtedness (including the 2030 and 2032 Notes), rank senior to all our current and future subordinated indebtedness and are subordinated to all of our current and future secured indebtedness (including all borrowings with respect to the Global Revolving Credit Facility and Term A-1, A-3, and A-4 Loan Facilities

to the extent of the value of the assets securing such indebtedness). Upon a change of control (as defined in the indenture governing the 2028 Notes), we must offer to repurchase the 2028 Notes at 101% of the principal amount of the notes, plus accrued and unpaid interest.
4.125% Senior Notes due 2030 and 4.375% Senior Notes due 2032
On November 8, 2021, we issued (i) $970.0 million aggregate principal amount of 4.125% senior notes due January 31, 2030 (“2030 Notes”) and (ii) $700.0 million aggregate principal amount of 4.375% senior notes due January 31, 2032 (“2032 Notes”) pursuant to indentures, each dated as of November 8, 2021 (together, the “Indentures”). Our obligations under the 2030 Notes and 2032 Notes are unconditionally guaranteed on a senior unsecured basis by the same subsidiaries as the Global Revolving Credit Facility.
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
Former Euro Revolving Credit Facility and Term Loan Facility
On May 3, 2024, in connection with our entry into the Global Revolving Credit Agreement, we terminated LW EMEA’s then-existing €400.0 million revolving credit facility (the “Euro Revolving Credit Facility”) and repaid LW EMEA’s then-existing €75.0 million term loan facility, due December 2024, in full.
Other Credit Facilities
At May 26, 2024 and May 28, 2023, two of our subsidiaries had $58.3 million and $51.0 million, respectively, of availability under their overdraft line of credit facilities with financial institutions, with borrowings outstanding of $35.0 million and $11.4 million, respectively. We guarantee the full amount of one of our subsidiaries’ obligations to the financial institutions up to the maximum amount of borrowings under the credit facility.
Variable Rate Interest
Additional information regarding our variable rate debt modifiers is shown below:

	Reference Rate-Based Loans	Base Rate-Based Loans
Global revolving credit facility (a)	1.125 - 1.750%	0.125 - 0.750%
Term A-1 loan facility	1.850 - 2.600%	0.850 - 1.600%
Term A-2 loan facility (b)	1.850 - 2.600%	0.850 - 1.600%
Term A-3 loan facility	2.000 - 2.750%	1.000 - 1.750%
Term A-4 loan facility (c)	1.850 - 2.850%	0.850 - 1.850%
_____________________________________________________
(a)Borrowings under the Global Revolving Credit Facility have the same margin whether loans are denominated in U.S. dollars or non-U.S. currencies.
(b)The Term A-2 Loan Facility was repaid in full in connection with our entry into the New Term Loan Credit Agreement.
(c)The Term A-4 Loan Facility is considered fixed-rate debt, however, the last year of its term under the New Term Loan Credit Agreement will be variable-rate based, as noted above.

	Reference Rate-Based Loans	PRC Prime Rate-Based Loans
RMB loan facility, due February 2027	N/A	Prime + 0.300%
Euro term loan facility, due May 2029	1.125 - 1.750%	N/A
Euro term loan facility, due December 2024 (a)	0.400 - 1.100%	N/A
Euro revolving credit facility (British Pound Loans) (b)	1.250 - 2.100%	N/A
Euro revolving credit facility (Other Loans) (b)	1.050 - 1.900%	N/A
_____________________________________________________
(a)The Euro term loan facility, due December 2024 was repaid in full in connection with our entry into the Global Revolving Credit Agreement.
(b)The Euro Revolving Credit Facility was terminated in connection with our entry into the Global Revolving Credit Agreement.
Debt Maturities
The aggregate minimum principal maturities of our long-term debt, including current portion, for the next five fiscal years and thereafter, are as follows:

(in millions)	Debt (a)
2025	$381.0
2026	65.8
2027	362.6
2028	538.8
2029	503.5
Thereafter	1,985.0
$3,836.7
_____________________________________________________
(a)See Note 7, Leases, for maturities of our lease financing obligations.
Other
During fiscal 2024, 2023, and 2022, we paid $191.3 million, $151.8 million, and $80.6 million, respectively, of interest on debt.

7.    LEASES
We lease various real estate, including certain operating facilities, warehouses, office space, and land. We also lease material handling equipment, vehicles, and certain other equipment. Our leases have remaining lease terms of one to 16 years.
The components of total lease costs, net, consisted of the following:

	For the Fiscal Year Ended May (a)
(in millions)	2024	2023	2022
Operating lease costs	$38.5	$35.8	$33.9
Short-term and variable lease costs	15.6	10.4	7.8
Sublease income	(4.7)	(5.0)	(4.9)
Finance lease costs:
Amortization of lease assets	1.4	1.0	1.1
Interest on lease obligations	0.3	0.2	0.2
Total lease costs, net	$51.1	$42.4	$38.1
_____________________________________________________
(a)Supply-chain-related lease costs are included in “Cost of sales,” and the remainder is recorded in “Selling, general and administrative expenses,” in our Consolidated Statements of Earnings. Interest on finance lease obligations is included in “Interest expense, net,” in our Consolidated Statements of Earnings.
Operating and finance leases, with initial terms greater than one year, were as follows:

(in millions)	Classification	May 26, 2024	May 28, 2023
Assets:
Operating lease assets	Operating lease assets	$133.0	$146.1
Finance lease assets	Property, plant and equipment, net (a)	3.9	3.8
Total leased assets		$136.9	$149.9

Liabilities:
Lease obligations due within one year:
Operating lease obligations	Accrued liabilities	$29.3	$28.5
Finance lease obligations	Current portion of long-term debt and financing obligations	1.5	1.5
Long-term lease obligations:
Operating lease obligations	Other noncurrent liabilities	115.4	127.5
Finance lease obligations	Long-term debt and financing obligations, excluding current portion	4.2	6.2
Total lease obligations		$150.4	$163.7
_____________________________________________________
(a)Finance leases are net of accumulated amortization of $8.2 million and $6.8 million at May 26, 2024 and May 28, 2023, respectively.

The maturities of our lease obligations for operating and finance leases at May 26, 2024 for the next five fiscal years and thereafter are as follows:

(in millions, except for lease term and discount rate amounts)	Operating Leases	Finance Leases	Total
2025	$33.4	$1.5	$34.9
2026	26.7	1.4	28.1
2027	23.2	0.8	24.0
2028	22.1	0.3	22.4
2029	20.2	0.3	20.5
Thereafter	47.6	3.4	51.0
Total lease payments	173.2	7.7	180.9
Less: Interest	(28.5)	(2.0)	(30.5)
Present value of lease obligations	$144.7	$5.7	$150.4

Weighted-average remaining lease term (years)	6.7	11.0
Weighted-average discount rate	5.6%	3.7%
Supplemental cash flow information related to leases was as follows:

	For the Fiscal Years Ended May
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$29.8	$26.2	$29.1
Financing cash flows for finance leases	0.5	0.5	1.1

Non-cash investing and financing activities:
Assets obtained in exchange for new operating lease obligations	7.0	44.6	1.4
Assets obtained in exchange for new finance lease obligations	0.4	0.5	0.5
8.    STOCK-BASED COMPENSATION
The Compensation and Human Capital Committee (“the Committee”) of our Board of Directors (the “Board”) administers our stock compensation plan (“Stock Plan”). The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance share awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. At May 26, 2024, we had 10.0 million shares authorized for issuance under the Stock Plan, and 5.9 million were available for future grants.
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
The weighted average Monte Carlo assumptions for Performance Shares granted during the fiscal year ended May 26, 2024 were:

Assumptions
Expected volatility of stock (%)	29.1% - 30.1%
Risk-free interest rate (%)	4.46% - 4.76%
Expected life (years)	2.54 - 2.84
Weighted average grant date fair value per unit	$89.19 - $122.25
The following table summarizes RSU and Performance Shares activity for fiscal 2024:

	RSUs		Performance Shares
	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at May 28, 2023	981,043	$68.22	444,644	$80.74
Granted (a)	377,162	101.51	116,929	103.65
Vested (b)	(334,342)	67.84	(92,080)	63.53
Forfeited/expired/cancelled	(49,172)	81.70	(28,431)	93.11
Outstanding at May 26, 2024	974,691	$80.55	441,062	$89.61
_____________________________________________________
(a)Granted represents new grants and dividend equivalents accrued.
(b)The aggregate fair value of awards that vested in fiscal 2024, 2023, and 2022 was $44.3 million, $20.8 million, and $22.4 million, respectively, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
Stock Options
Under some circumstances, we have granted options to employees and non-employee directors to purchase shares of our common stock at exercise prices equal to the fair market value of the underlying common stock on the grant date. Options granted to employees generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of seven years. Options granted to non-employee directors generally vest one year after the grant date and have a term of ten years. During the fiscal year ended May 26, 2024, we granted an immaterial amount of stock options.

The following table summarizes stock option activity for fiscal 2024:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 28, 2023	701,839	$69.92	7.9	$27.8
Granted	5,003	81.25
Exercised	(14,049)	56.89
Forfeited/cancelled	(26,189)	79.66
Outstanding at May 26, 2024	666,604	$69.90	6.9	$12.9

Exercisable at May 26, 2024	332,221	$59.85	5.6	$9.8	(a)
_____________________________________________________
(a)The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2024, or $89.21 as of May 26, 2024, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the fiscal year. The amount changes based on the fair market value of our common stock.
Compensation Expense
Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows:

	For the Fiscal Years Ended May
(in millions)	2024	2023	2022
Stock-settled RSUs	$27.3	$20.1	$15.1
Performance Shares	14.9	14.2	6.2
Stock options	4.6	4.2	—
Stock-settled compensation expense	46.8	38.5	21.3
Income tax benefit (a)	(7.5)	(7.1)	(3.9)
Total compensation expense, net of tax benefit	$39.3	$31.4	$17.4
_____________________________________________________
(a)Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.
Based on estimates at May 26, 2024, total unrecognized compensation expense related to stock-based awards was as follows:

(in millions, except data in years)	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Stock-settled RSUs	$38.5	1.3
Performance Shares	17.1	1.5
Stock options	5.1	1.0
Total unrecognized compensation expense	$60.7

9.     FAIR VALUE MEASUREMENTS
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of May 26, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Pension plan assets	$22.9	$0.1	$—	$23.0
Derivative assets (a)	—	1.4	—	1.4
Derivative liabilities (a)	—	(21.7)	—	(21.7)
Deferred compensation liabilities (b)	—	(27.6)	—	(27.6)
Fair value, net	$22.9	$(47.8)	$—	$(24.9)

	As of May 28, 2023
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Pension plan assets	$15.7	$7.3	$—	$23.0
Derivative assets (a)	—	3.0	—	$3.0
Derivative liabilities (a)	—	(46.6)	—	(46.6)
Deferred compensation liabilities (b)	—	(22.6)	—	(22.6)
Fair value, net	$15.7	$(58.9)	$—	$(43.2)
_____________________________________________________
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
At May 26, 2024, we had $2,495.0 million of fixed-rate and $1,341.7 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at May 26, 2024 was estimated to be $2,296 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy that is described above with an exception being the Term A-4 Loan Facility, which is quoted at face value (Level 1 inputs). The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.
10.    STOCKHOLDERS’ EQUITY
Our certificate of incorporation authorizes 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 143,666,656 shares of common stock issued and outstanding as of May 26, 2024. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding as of May 26, 2024.

Share Repurchase Program
Our Board has authorized a program, with no expiration date, to repurchase shares of our common stock. During fiscal 2024, we purchased an aggregate of 2,294,654 shares for $210.0 million, or a weighted-average price of $91.51 per share. In October 2023, the Board approved an increase to the share repurchase authorization, which reset the unused capacity under the program to an aggregate $500.0 million. As of May 26, 2024, $390.0 million remained authorized for share repurchases under the program.
Dividends
During fiscal 2024, 2023, and 2022, we paid $174.0 million, $146.1 million, and $138.4 million, respectively, of cash dividends to common stockholders. On May 31, 2024, we paid $51.7 million of dividends to stockholders of record as of the close of business on May 3, 2024. On July 18, 2024, our Board declared a cash dividend of $0.36 per share of common stock. This dividend will be paid on August 30, 2024, to stockholders of record as of the close of business on August 2, 2024.
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
Changes in AOCI, net of tax, as of May 26, 2024, were as follows:

(in millions)	Foreign Currency Translation Losses	Pension and Post-Retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance as of May 28, 2023	$(27.1)	$(0.7)	$1.0	$(26.8)
Other comprehensive income (loss) before reclassifications, net of tax	18.9	(4.6)	(0.4)	13.9
Net current-period other comprehensive income (loss)	18.9	(4.6)	(0.4)	13.9
Balance as of May 26, 2024	$(8.2)	$(5.3)	$0.6	$(12.9)
11.    ACQUISITIONS
In July 2022, we acquired an additional 40% equity interest in LWAMSA, which increased our total equity ownership from 50% to 90%. In addition, in February 2023, we purchased the remaining 50% equity interest in LW EMEA, and now own 100%. After the acquisitions, we consolidated the results of operations of LWAMSA and LW EMEA in our International segment in our fiscal first and fourth quarters of fiscal 2023, respectively. Prior to the acquisitions, the results of each of LWAMSA and LW EMEA were recorded in “Equity method investment earnings (loss).”
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
Fiscal 2023 net income included $371.7 million of after-tax ($420.6 million before tax) net gains related to the acquisitions, as follows:
a.$379.5 million after-tax ($425.8 million before tax) non-cash gain recorded in “Equity method investment earnings.”
b.$20.0 million of after-tax ($27.0 million before tax) costs related to the step-up and sale of inventory recorded in “Cost of sales.”

c.$12.2 million of after-tax ($21.8 million before tax) net gain from acquisition-related expenses (foreign currency gain related to actions taken to mitigate the effect of changes in currency rates on the purchase price, net of advisory, legal, valuation and other professional or consulting expenses).
LWAMSA
The purchase price to acquire the additional 40% interest in LWAMSA consisted of $42.3 million in cash. The net sales, income from operations, and total assets acquired were not material to our consolidated net sales, income from operations, and total assets for the periods presented in this report, and therefore LWAMSA is not included in our unaudited pro forma information presented below.
LW EMEA
The total consideration for our acquisition of the remaining interest in LW EMEA (the “LW EMEA Acquisition”) was $1,447.5 million, which consisted of €531.6 million ($564.0 million) in cash, which excluded settlement of pre-existing relationships of $32.3 million and cash held by LW EMEA of $28.2 million, and 1,952,421 shares of our common stock (valued at $197.3 million as of the acquisition closing date). The total consideration also included $634.4 million for the fair value of our initial equity investment and $51.8 million of other non-cash consideration (the majority being settlement of preexisting relationships). We recorded LW EMEA’s assets and liabilities at fair value.
In fiscal 2023, LW EMEA contributed $364.0 million of net sales and a $13.6 million loss from operations, which included $52.3 million of acquisition-related items ($27.0 million before tax expenses related to the sale of inventory stepped up in the acquisition and $25.3 million of unrealized losses related to mark-to-market adjustments for commodity and currency hedging contracts, before taxes). We do not allocate interest expense and taxes to the acquired operations and therefore, the post-acquisition net earnings are not discernible.
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
_____________________________________________________
(a)Property, plant and equipment acquired are being depreciated on a straight-line basis over their estimated remaining lives, which range from 1 to 30 years.

(b)Goodwill is calculated as the excess of the purchase price over the fair values of the identifiable net assets acquired. The goodwill is primarily attributable to future growth opportunities in Europe, the Middle East, and Africa. For tax purposes, the acquisition of the remaining LW EMEA interest was treated as a stock acquisition and is not deductible for tax purposes. For more information, see Note 5, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for period ended May 28, 2023, which we filed with the Securities and Exchange Commission on July 25, 2023.
(c)Intangible assets include customer relationships which have estimated useful lives of 15 years. Based on the carrying value of these finite-lived assets as of May 28, 2023, amortization expense for each of the next five years is estimated to be approximately $5.0 million.
The following unaudited pro forma financial information presents the combined results of operations as if we had acquired the remaining interest of LW EMEA on May 31, 2021 (the first day of fiscal 2022). These unaudited pro forma results are included for informational purposes only and do not purport to represent what the combined companies’ results of operations would have been had the acquisition occurred on that date, nor are they necessarily indicative of future results of operations. They also do not reflect any cost savings, operational synergies, or revenue enhancements that we may achieve or the costs necessary to achieve those cost savings, operational synergies, revenue enhancements, or integration efforts.

	For the Fiscal Years Ended May
Unaudited Pro Forma Information (in millions)	2023	2022
Net sales	$6,264.0	$5,131.4
Net income (a) (b)	644.9	500.4
_____________________________________________________
(a)The fiscal 2023 and 2022 unaudited pro forma financial information has been adjusted to give effect to adjustments that are directly related to the LW EMEA Acquisition and factually supportable. These adjustments include, but are not limited to, the application of our accounting policies; elimination of related party transactions; depreciation and amortization related to fair value adjustments to property, plant, and equipment and intangible assets; and interest expense on acquisition-related debt.
(b)The fiscal 2023 unaudited pro forma net income was also adjusted to exclude a $410.7 million ($364.4 million after-tax) non-cash gain related to the LW EMEA Acquisition, $27.0 million ($20.0 million after-tax) of acquisition inventory step-up expense and a $21.8 million ($12.2 million after-tax) gain from acquisition-related expenses (foreign currency gain related to actions taken to mitigate the effect of changes in currency rates on the purchase price, net of advisory, legal, valuation and other professional or consulting expenses). These items were included in fiscal 2022 unaudited pro forma net income, along with a non-cash impairment charge of $62.7 million (before and after-tax) related to LW EMEA’s withdrawal from its joint venture in Russia in fiscal 2021.
12.    JOINT VENTURE INVESTMENTS
In fiscal 2023, we purchased additional equity interests in LW EMEA and LWAMSA, and began consolidating their respective financial results in our Consolidated Financial Statements. Prior to acquiring these incremental equity interests, we accounted for these investments under the equity method of accounting. In addition, LW EMEA has a 75% ownership interest in a joint venture that owns a production facility in Austria, which is included in our consolidated results. At May 26, 2024, Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), our joint venture with RDO Frozen Co., was the only joint venture accounted for under the equity method of accounting.
Our equity method investments were as follows:

	May 26, 2024		May 28, 2023
(in millions)	Carrying Value	Ownership Interest	Carrying Value	Ownership Interest
Lamb Weston RDO	$59.2	50%	$43.1	50%
Other			0.4	50%
	$59.2		$43.5

Summarized combined financial information for our equity method investments were as follows:

	For the Fiscal Years Ended May
(in millions)	2024 (c)	2023 (a)	2022
Net sales	$339.8	$1,122.3	$1,333.8
Gross profit	88.1	237.0	203.8
Income from operations	55.3	83.3	106.9
Net income (loss) (b)	51.9	70.1	(21.4)

(in millions)	May 26, 2024 (c)	May 28, 2023 (c)
Current assets	$124.7	$98.8
Noncurrent assets	113.5	108.3
Current liabilities	64.3	55.1
Noncurrent liabilities	55.5	64.1
_____________________________________________________
(a)The fiscal 2023 financial information includes the financial results for the parts of the fiscal year when LW EMEA and LWAMSA were being accounted for as unconsolidated joint ventures.
(b)In fiscal 2022, LW EMEA recorded a $125.4 million charge to write-off its net investment in its former joint venture in Russia, which is included in the fiscal 2022 net loss. Our portion of the non-cash impairment charge related to this write-off was $62.7 million.
(c)Reflects Lamb Weston RDO only.
We made the following sales to and purchases from our joint venture investments, primarily for finished products sold to or purchased from our joint ventures. We also provided services, such as sales and marketing services, to our joint ventures that are recorded as a reduction to “Selling, general and administrative expenses” in our Consolidated Statements of Earnings. We also received dividends. The following table summarizes the activity with all our joint venture investments:

	For the Fiscal Years Ended May
(in millions)	2024	2023 (a)	2022
Sales	$18.1	$22.2	$14.3
Purchases	74.9	42.9	21.0
Services provided	22.8	18.4	15.6
Dividends received	11.8	—	19.2
_____________________________________________________
(a)The fiscal 2023 financial information includes the financial results for the part of the fiscal year when LW EMEA and LWAMSA were accounted for as unconsolidated joint ventures.
As of May 26, 2024 and May 28, 2023, we had receivables included in “Receivables” on our Consolidated Balance Sheets from our joint ventures of $8.2 million and $4.5 million, respectively.

13.    SEGMENTS
Effective May 29, 2023, to align with our expanded global footprint following the completion of the LW EMEA Acquisition, management, including our chief executive officer (who is our chief operating decision maker), began managing operations in two business segments based on management’s change to the way it monitors performance, aligns strategies, and allocates resources. As a result of this change, we have two operating segments, each of which is a reportable segment: North America and International. Our chief operating decision maker receives periodic management reports under this structure, which, as discussed above, informs operating decisions, performance assessment, and resource allocation decisions at the segment level. These reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment.

	For the Fiscal Years Ended May
(in millions)	2024	2023	2022
Segment Net Sales
North America	$4,363.2	$4,249.4	$3,497.3
International (a)	2,104.4	1,101.2	601.6
	$6,467.6	$5,350.6	$4,098.9

	For the Fiscal Years Ended May
(in millions)	2024	2023	2022
Segment Adjusted EBITDA
North America	$1,263.1	$1,162.3	$711.6
International (a)	331.9	231.0	78.2
Total Reportable Segments Adjusted EBITDA	1,595.0	1,393.3	789.8
Unallocated corporate costs (b)	(178.3)	(143.9)	(83.1)
Depreciation and amortization (c)	306.2	247.4	229.3
Unrealized derivative (gains) losses	(24.9)	41.7	8.2
Unconsolidated joint venture unrealized derivative losses (gains)	—	32.7	(26.5)
Foreign currency exchange losses (gains)	10.6	5.5	(0.7)
Items impacting comparability:
Inventory step-up from acquisition	20.7	27.0	—
Integration and acquisition-related items, net	12.8	(21.8)	—
Gain on acquisition of interest in joint ventures (d)	—	(425.8)	—
Write-off of net investment in Russia	—	—	62.7
Interest expense, net (e)	135.8	109.2	161.0
Income before income taxes	955.5	1,233.5	272.7
Income tax expense	230.0	224.6	71.8
Net income	$725.5	$1,008.9	$200.9
_____________________________________________________

(a)We acquired the remaining equity interest in LW EMEA in the fourth quarter of fiscal 2023. Accordingly, LW EMEA’s net sales and adjusted EBITDA for the thirteen weeks ended May 28, 2023 are reported in the International segment, whereas in the first three quarters of fiscal 2023, our initial 50% equity interest in LW EMEA was recorded using equity method accounting. As a result, LW EMEA’s net sales are not included in the International segment’s net sales for the first three quarters of the fifty-two weeks ended May 28, 2023, and only 50% of LW EMEA’s adjusted EBITDA is reported in the International segment for those periods.
(b)Unallocated corporate costs included costs related to corporate support staff and support services, foreign exchange gains and losses and unrealized mark-to-market derivative gains and losses. Support services include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments.

Unallocated corporate costs for the fifty-two weeks ended May 26, 2024 included unallocated corporate costs of LW EMEA whereas the fifty-two weeks ended May 28, 2023 included thirteen weeks with unallocated corporate costs. For the first three quarters of fiscal 2023, our portion of LW EMEA’s unallocated corporate costs were recorded in “Equity method investment earnings” in the Consolidated Statements of Earnings in the International segment.
(c)Depreciation and amortization included interest expense, income tax expense, and depreciation and amortization from equity method investments of $8.3 million, $29.1 million, and $42.0 million for the fifty-two weeks ended May 26, 2024 , May 28, 2023, and May 29, 2022, respectively.
(d)The fiscal year ended May 28, 2023 included a $425.8 million ($379.5 million after-tax) gain recognized in connection with our purchase of an additional 50% equity interest in LW EMEA, increasing our equity ownership from 50% to 100%, and our purchase of an additional 40% equity interest in LWAMSA, increasing our equity ownership from 50% to 90%. The gains related to remeasuring our initial equity interests in LW EMEA and LWAMSA to fair value.
(e)The fiscal year ended May 29, 2022 included a loss on extinguishment of debt of $53.3 million ($40.5 million after-tax), which includes a call premium of $39.6 million related to the redemption of our senior notes due 2024 and 2026, and the write-off of $13.7 million of previously unamortized debt issuance costs associated with those notes.
Assets by Segment
The manufacturing assets of Lamb Weston are shared across all reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.
Concentrations
Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 14%, 13%, and 10% of our consolidated net sales in fiscal 2024, 2023, and 2022, respectively.
Other Information
We have 27 production facilities, 15 located in the U.S. and 12 located outside of the U.S. as of May 26, 2024. Foreign long-lived assets were $1,520.8 million and $1,195.8 million as of May 26, 2024 and May 28, 2023, respectively. Long-lived assets located in the Netherlands were $808.0 million and $680.7 million as of May 26, 2024 and May 28, 2023, respectively.
Sales are classified as domestic or foreign based on the address to which the product is shipped. No individual foreign country is material to the consolidated results. Foreign net sales, including sales by domestic locations to external customers located outside of the U.S., were $2,189.6 million, $1,225.2 million, and $682.7 million in fiscal 2024, 2023, and 2022, respectively.
Labor
At May 26, 2024, we had approximately 10,700 employees, of which approximately 2,900 of these employees work outside of the U.S. Approximately 30% of our employees are parties to collective bargaining agreements with terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times over the next several years.

14.    COMMITMENTS, CONTINGENCIES, GUARANTEES, AND LEGAL PROCEEDINGS
We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 6, Debt and Financing Obligations), lease obligations (discussed in Note 7, Leases), purchase obligations and capital commitments for goods and services, and legal proceedings (discussed below).
Purchase Obligations and Capital Commitments
A summary of our purchase obligations and capital commitments that are enforceable and legally binding, as of May 26, 2024, are as follows. The expected timing of payments of the obligations in the table are estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations:

(in millions)	Purchase Obligations and Capital Commitments
2025 (a)	$591.0
2026	77.8
2027	56.7
2028	49.2
2029	44.0
Thereafter	329.7
Total (b)	$1,148.4
_____________________________________________________
(a)We had capital commitments of $402.7 million and $623.9 million as of May 26, 2024 and May 28, 2023, respectively, that represent commitments for construction of previously announced capacity expansions or factory modernization investments. While these commitments are intended to be paid within the next 12-months, we recognize that the timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations. Capital commitments were not recorded as liabilities on our Consolidated Balance Sheets as of May 26, 2024 as we had not yet received the related goods nor taken title to the property. Capital purchases that we have taken title to, but not yet paid for, are recorded as liabilities on our Consolidated Balance Sheets as of May 26, 2024, and are disclosed in Note 1, Nature of Operations and Summary of Significant Accountant Policies, within Property, Plant and Equipment.
(b)The amounts in the table above exclude purchase commitments under potato supply agreements due to uncertainty of pricing and quantity. Potato supply agreements have maximum contracted pricing with deductions for certain quality attributes, and quantities purchased are determined by the yields produced on contracted acres. Total purchases under all our potato supply agreements were $1,397.8 million, $844.6 million, and $717.6 million in fiscal 2024, 2023, and 2022, respectively.
Guarantees and Indemnifications
We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At May 26, 2024, we were not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If the fair value of such liability becomes material, we will accrue for it at that time.
We are a party to various potato purchase supply agreements with partner growers, under which they deliver their potato crop from the contracted acres to Lamb Weston during the harvest season, and pursuant to the potato supply agreements, pricing for this inventory is determined after delivery, taking into account crop size and quality, among other factors. Total purchases under these agreements were $213.2 million, $166.6 million, and $146.6 million in fiscal 2024, 2023, and 2022, respectively, under the terms of the potato supply agreements. These purchases are initially recorded in inventory and charged to cost of sales as related inventories are produced and subsequently sold. Under the terms of these potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 26, 2024, we have effectively guaranteed $37.2 million of supplier loans. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote. Under certain other potato supply agreements, we make advances to growers prior to the delivery of potatoes. The aggregate amounts of these advances were $40.3 million and $22.5 million at May 26, 2024 and May 28, 2023, respectively, and were recorded in “Prepaid expenses and other current assets,” on our Consolidated Balance Sheets.

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters would not have a material adverse effect on our financial condition, results of operations, or cash flows. It is reasonably possible that a change to an estimate of the foregoing matters may occur in the future.
Legal Proceedings

On June 13, 2024, the Cleveland Bakers and Teamsters Pension Fund filed a securities class action lawsuit against the Company and certain of our executive officers in the U.S. District Court for the District of Idaho on behalf of a putative class of stockholders for alleged violations of the federal securities laws. Plaintiffs allege that the defendants made misrepresentations and omissions regarding the design and implementation of our ERP system. We believe the lawsuit lacks merit and intend to vigorously defend against the allegations.
We are also a party to various other legal actions arising in the ordinary course of our business. These claims, legal proceedings and litigation principally arise from alleged casualty, product liability, employment, and other disputes. In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, we believe the outcome of any of these that are pending or threatened will not have a material adverse effect on our financial condition, results of operations, or cash flows.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 26, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP;
•provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization;
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements; and
•provide reasonable assurance as to the detection of fraud.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 26, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management concluded that, as of May 26, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit and Finance Committee of our Board of Directors.
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
Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Due to these limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks, including that controls become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.
Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting that occurred during the quarter ended May 26, 2024. During the third quarter of fiscal 2024, we transitioned certain central systems and functions, including order to cash, produce to deliver, source to pay, and inventory management, among others, in North America to a new enterprise resource planning (“ERP”) system, as part of our multi-year effort to upgrade our information systems and ERP infrastructure across the Company. This implementation included changes to certain financial processes impacting key controls related to our internal controls over financial reporting. We have updated our internal controls as appropriate in light of the system implementation and continue to monitor the impact of the implementation on our processes, procedures, and internal control over financial reporting. Except as it may relate to the continued implementation of our new ERP system, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended May 26, 2024, no such plans or arrangements were adopted or terminated, including by modification.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is included under the headings “Information About Our Executive Officers” and “Ethics and Governance” in Part 1, Item 1 of this Form 10-K, and will be included under the headings “Item 1. Election of Directors,” “Corporate Governance – Code of Conduct and Code of Ethics for Senior Corporate Financial Officers,” “Corporate Governance – Delinquent Section 16(a) Reports,” and “Board Committees and Membership – Audit and Finance Committee” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on September 26, 2024 (the “2024 Proxy Statement”). This information from the 2024 Proxy Statement is incorporated by reference into this Form 10-K.

We have adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included under the headings “Board Committees and Membership – Compensation and Human Capital Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in our 2024 Proxy Statement. This information from the 2024 Proxy Statement is incorporated by reference into this Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year ended May 26, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (c)
Equity compensation plans approved by securityholders	2,065,657	$69.90	5,930,261
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	2,065,657	$69.90	5,930,261
_____________________________________________________
(a)Includes outstanding stock options, RSUs, and performance shares (assuming the target performance payout level) granted under the Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, as amended in 2017 (the “Stock Plan”). This number also includes shares payable with respect to certain compensation deferred under the Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan and the Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan. The number of securities to be issued excludes options that were exercised but not settled with our stock transfer agent as of May 26, 2024.
(b)Weighted average exercise price of outstanding stock options only.
(c)Represents shares available for issuance under the Stock Plan.
Information related to the security ownership of certain beneficial owners, directors and management will be included in our 2024 Proxy Statement under the heading “Information on Stock Ownership” and is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2024 Proxy Statement. This information from the 2024 Proxy Statement is incorporated by reference into this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be included under the heading “Board Committees and Membership – Audit and Finance Committee” in our 2024 Proxy Statement. This information from the 2024 Proxy Statement is incorporated by reference into this Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)List of documents filed as part of this report:
1.Financial Statements
All financial statements of the Company as set forth under Item 8 of this Form 10-K.
2.Financial Statement Schedules
The following consolidated financial statement schedule for fiscal 2024, 2023, and 2022 is included in this report:
Schedule II – Lamb Weston – Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Year	Additions Charged to Costs, Expenses and Equity	Deductions from Reserves	Balance End of Year
Year ended May 26, 2024
Deferred tax asset valuation allowance	$49.5	$3.6	$—	$53.1

Year ended May 28, 2023
Deferred tax asset valuation allowance	$50.1	$—	$0.6	$49.5

Year ended May 29, 2022
Deferred tax asset valuation allowance	$53.1	$—	$3.0	$50.1
All other schedules are omitted because they are not applicable, not material, not required, or because the required information is included in the consolidated financial statements or the accompanying notes to financial statements, and therefore, have been omitted.
b)The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit No.	Descriptions

2.1
Sale and Purchase Agreement, by and among Lamb Weston Holdings, Inc., Lamb Weston Holland B.V., Meijer Beheer B.V. and Mr. Kees Meijer, dated as of October 19, 2022, incorporated herein by reference to Exhibit 2.1 to Lamb Weston Holdings, Inc.’s Current Report on Form 8-K/A filed on October 21, 2022 (File No. 001-37830)

3.1
Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

3.2
Amended and Restated Bylaws of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on March 24, 2023 (File No. 001-37830)

4.1
2028 Notes Indenture, dated as of May 12, 2020, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2028 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 12, 2020 (File No. 001-37830)

4.2
2030 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2030 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830)

4.3
2032 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2032 Notes), incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830)

4.4
Description of Lamb Weston Holdings, Inc.’s Securities, incorporated herein by reference to Exhibit 4.3 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2019 (File No. 001-37830)

10.1
Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.2
Amended and Restated Credit Agreement, dated as of May 3, 2024, among Lamb Weston Holdings, Inc., Lamb-Weston/Meijer v.o.f., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 8, 2024 (File No. 001-37830)

10.3
Amended and Restated Credit Agreement, dated as of May 3, 2024, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 8, 2024 (File No. 001-37830)

10.4
Facility Agreement, dated as of February 28, 2022, among Ulanqab Lamb Weston Food Co., Ltd., the financial institutions party thereto and HSBC Bank (China) Company Limited, Shanghai Branch, as the facility agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s, Current Report on Form 8-K filed on February 22, 2022 (File No. 001-37830)

10.5
Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)*

10.6
Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan, incorporated herein by reference to Exhibit 10.7 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.7
Form of Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan Participation Agreement, incorporated herein by reference to Exhibit 10.8 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.8
Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan, amended and restated as of September 22, 2021, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 6, 2022 (File No. 001-37830)*

10.9
Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.4 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)*

10.10
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (pre-March 2017), incorporated herein by reference to Exhibit 10.14 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)*

10.11
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (pre-July 21, 2021), incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2020 (File No. 001-37830)*

10.12
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (post-July 21, 2021), incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2021 (File No. 001-37830)*

10.13
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-March 2017), incorporated herein by reference to Exhibit 10.23 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.14
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)*

10.15
Form of Lamb Weston Holdings, Inc. Performance Share Agreement (pre-July 21, 2021), incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2020 (File No. 001-37830)*

10.16
Form of Lamb Weston Holdings, Inc. Performance Share Agreement (post-July 21, 2021), incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 7, 2021 (File No. 001-37830)*

10.17
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2023 (File No. 001-37830)*

10.18
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (post-July 20, 2022), incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.19
Form of Lamb Weston Holdings, Inc. Performance Share Agreement (post-July 20, 2022), incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.20
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-July 20, 2022), incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.21
Form of Lamb Weston Holdings, Inc. Leveraged Performance Share Agreement, incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.22
Letter Agreement, dated as of May 21, 2021, between Lamb Weston Holdings, Inc. and Bernadette Madarieta, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 25, 2021 (File No. 001-37830)*

19.1	Lamb Weston Holdings, Inc. Insider Trading Policy

21.1	Subsidiaries of Lamb Weston Holdings, Inc.

23.1	Consent of KPMG LLP

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

97.1	Lamb Weston Holdings, Inc. Compensation Recoupment Policy, dated October 2, 2023

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_____________________________________________________
*Management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

By:	/s/ BERNADETTE M. MADARIETA
Bernadette M. Madarieta
Chief Financial Officer

Date:	July 24, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS P. WERNER	President and Chief Executive Officer and Director (Principal Executive Officer)	July 24, 2024
Thomas P. Werner

/s/ BERNADETTE M. MADARIETA	Chief Financial Officer (Principal Financial Officer)	July 24, 2024
Bernadette M. Madarieta

/s/ GREGORY W. JONES	Vice President and Controller (Principal Accounting Officer)	July 24, 2024
Gregory W. Jones

/s/ PETER J. BENSEN	Director	July 24, 2024
Peter J. Bensen

/s/ CHARLES A. BLIXT	Director	July 24, 2024
Charles A. Blixt

/s/ ROBERT J. COVIELLO	Director	July 24, 2024
Robert J. Coviello

/s/ RITA FISHER	Director	July 24, 2024
Rita Fisher

/s/ ANDRÉ J. HAWAUX	Director	July 24, 2024
André J. Hawaux

/s/ WILLIAM G. JURGENSEN	Director	July 24, 2024
William G. Jurgensen

/s/ HALA G. MODDELMOG	Director	July 24, 2024
Hala G. Moddelmog

/s/ ROBERT A. NIBLOCK	Director	July 24, 2024
Robert A. Niblock

/s/ MARIA RENNA SHARPE	Director	July 24, 2024
Maria Renna Sharpe