Form 10-Q
period 2024-08-25
Lamb Weston Holdings, Inc.
filed 2024-10-02
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 25, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 25, 2024, the Registrant had 142,597,776 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(unaudited, dollars in millions, except per share amounts)

	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Net sales	$1,654.1	$1,665.3
Cost of sales	1,298.1	1,165.8
Gross profit	356.0	499.5
Selling, general and administrative expenses	143.9	176.2
Income from operations	212.1	323.3
Interest expense, net	45.2	30.7
Income before income taxes and equity method earnings	166.9	292.6
Income tax expense	50.8	69.9
Equity method investment earnings	11.3	12.1
Net income	$127.4	$234.8
Earnings per share:
Basic	$0.89	$1.61
Diluted	$0.88	$1.60
Weighted average common shares outstanding:
Basic	143.6	145.7
Diluted	144.2	146.6
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in millions)

	Thirteen Weeks Ended August 25, 2024			Thirteen Weeks Ended August 27, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$178.2	$(50.8)	$127.4	$304.7	$(69.9)	$234.8
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Unrealized currency translation gains	56.6	(0.6)	56.0	0.8	0.4	1.2
Other	(0.2)	0.1	(0.1)	—	—	—
Comprehensive income	$234.4	$(51.3)	$183.1	$305.3	$(69.5)	$235.8
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(unaudited, dollars in millions, except share data)

	August 25, 2024	May 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$120.8	$71.4
Receivables, net of allowances of $0.9 and $0.9	720.9	743.6
Inventories	1,135.7	1,138.6
Prepaid expenses and other current assets	86.2	136.4
Total current assets	2,063.6	2,090.0
Property, plant and equipment, net	3,691.8	3,582.8
Operating lease assets	127.3	133.0
Goodwill	1,087.5	1,059.9
Intangible assets, net	108.3	104.9
Other assets	434.0	396.4
Total assets	$7,512.5	$7,367.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$530.4	$326.3
Current portion of long-term debt and financing obligations	63.2	56.4
Accounts payable	688.7	833.8
Accrued liabilities	448.0	407.6
Total current liabilities	1,730.3	1,624.1
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,437.3	3,440.7
Deferred income taxes	257.2	256.2
Other noncurrent liabilities	251.0	258.2
Total long-term liabilities	3,945.5	3,955.1
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 151,255,891 and 150,735,397 shares issued	151.3	150.7
Treasury stock, at cost, 8,660,534 and 7,068,741 common shares	(633.7)	(540.9)
Additional distributed capital	(499.0)	(508.9)
Retained earnings	2,775.3	2,699.8
Accumulated other comprehensive income (loss)	42.8	(12.9)
Total stockholders’ equity	1,836.7	1,787.8
Total liabilities and stockholders’ equity	$7,512.5	$7,367.0
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share and per share data)

	Thirteen Weeks Ended August 25, 2024 and August 27, 2023
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 26, 2024	143,666,656	$150.7	$(540.9)	$(508.9)	$2,699.8	$(12.9)	$1,787.8
Dividends declared, $0.36 per share	—	—	—	—	(51.6)	—	(51.6)
Common stock issued	520,494	0.6	—	(0.6)	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	9.5	—	—	9.5
Repurchase of common stock and common stock withheld to cover taxes	(1,591,793)	—	(92.2)	—	—	—	(92.2)
Other	—	—	(0.6)	1.0	(0.3)	—	0.1
Comprehensive income	—	—	—	—	127.4	55.7	183.1
Balance at August 25, 2024	142,595,357	$151.3	$(633.7)	$(499.0)	$2,775.3	$42.8	$1,836.7

Balance at May 28, 2023	145,665,683	$150.3	$(314.3)	$(558.6)	$2,160.7	$(26.8)	$1,411.3
Dividends declared, $0.28 per share	—	—	—	—	(40.8)	—	(40.8)
Common stock issued	385,649	0.4	—	—	—	—	0.4
Stock-settled, stock-based compensation expense	—	—	—	9.9	—	—	9.9
Repurchase of common stock and common stock withheld to cover taxes	(1,124,432)	—	(113.5)	—	—	—	(113.5)
Other	—	—	—	—	(0.1)	—	(0.1)
Comprehensive income	—	—	—	—	234.8	1.0	235.8
Balance at August 27, 2023	144,926,900	$150.7	$(427.8)	$(548.7)	$2,354.6	$(25.8)	$1,503.0

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Cash flows from operating activities
Net income	$127.4	$234.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	90.5	70.1
Stock-settled, stock-based compensation expense	9.5	9.9
Equity method investment earnings in excess of distributions	(0.1)	(12.2)
Deferred income taxes	(2.9)	3.6
Blue chip swap transaction gains	(16.6)	—
Other	(14.4)	9.3
Changes in operating assets and liabilities:
Receivables	31.9	0.4
Inventories	10.2	60.2
Income taxes payable/receivable, net	49.1	61.2
Prepaid expenses and other current assets	50.1	62.8
Accounts payable	9.5	(22.4)
Accrued liabilities	(14.0)	(143.1)
Net cash provided by operating activities	$330.2	$334.6
Cash flows from investing activities
Additions to property, plant and equipment	(325.9)	(267.3)
Additions to other long-term assets	(26.3)	(37.4)
Proceeds from blue chip swap transactions, net of purchases	16.6	—
Other	—	(0.1)
Net cash used for investing activities	$(335.6)	$(304.8)
Cash flows from financing activities
Proceeds from short-term borrowings	398.0	14.0
Repayments of short-term borrowings	(194.4)	(32.9)
Proceeds from issuance of debt	3.3	15.1
Repayments of debt and financing obligations	(10.2)	(13.7)
Dividends paid	(51.7)	(40.8)
Repurchase of common stock and common stock withheld to cover taxes	(92.2)	(113.5)
Other	(0.6)	0.1
Net cash provided by (used for) financing activities	$52.2	$(171.7)
Effect of exchange rate changes on cash and cash equivalents	2.6	0.4
Net increase (decrease) in cash and cash equivalents	49.4	(141.5)
Cash and cash equivalents, beginning of period	71.4	304.8
Cash and cash equivalents, end of period	$120.8	$163.3
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston and its consolidated subsidiaries for the thirteen weeks ended August 25, 2024 and August 27, 2023, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).
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
These financial statements and related condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 (the “Form 10-K”), where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. We filed the Form 10-K with the Securities and Exchange Commission (the “SEC”) on July 24, 2024.
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

2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended
(in millions, except per share amounts)	August 25, 2024	August 27, 2023
Numerator:
Net income	$127.4	$234.8

Denominator:
Basic weighted average common shares outstanding	143.6	145.7
Add: Dilutive effect of employee incentive plans (a)	0.6	0.9
Diluted weighted average common shares outstanding	144.2	146.6

Earnings per share:
Basic	$0.89	$1.61
Diluted	$0.88	$1.60
___________________________________________
(a)Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of August 25, 2024, 0.8 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of August 27, 2023, 0.2 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.
3. INCOME TAXES
Income tax expense for the periods presented were as follows:

	Thirteen Weeks Ended
(in millions)	August 25, 2024	August 27, 2023
Income before income taxes and equity method earnings	$166.9	$292.6
Equity method investment earnings (loss)	11.3	12.1
Income tax expense	50.8	69.9
Effective tax rate (a)	28.5%	22.9%
___________________________________________
(a)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. Our effective tax rate increased during the first quarter of fiscal 2025, primarily due to a higher proportion of earnings from our international locations with higher tax rates and discrete tax items.
Income Taxes Paid
Income taxes paid, net of refunds, were $6.0 million and $4.2 million during the thirteen weeks ended August 25, 2024 and August 27, 2023, respectively.

4. INVENTORIES
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

(in millions)	August 25, 2024	May 26, 2024
Raw materials and packaging	$130.4	$178.7
Finished goods	908.4	867.9
Supplies and other	96.9	92.0
Inventories	$1,135.7	$1,138.6
5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

(in millions)	August 25, 2024	May 26, 2024
Land and land improvements	$185.2	$186.2
Buildings, machinery and equipment	4,777.2	4,708.8
Furniture, fixtures, office equipment and other	128.4	127.7
Construction in progress	813.4	688.2
Property, plant and equipment, at cost	5,904.2	5,710.9
Less accumulated depreciation	(2,212.4)	(2,128.1)
Property, plant and equipment, net	$3,691.8	$3,582.8
At August 25, 2024 and May 26, 2024, purchases of property, plant and equipment included in accounts payable were $148.8 million and $292.0 million, respectively.
Below is a breakdown of depreciation and amortization between cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”).

(in millions)	August 25, 2024	August 27, 2023
Depreciation - COS	$78.5	$62.9
Depreciation - SG&A	3.4	3.0
	$81.9	$65.9

Amortization - SG&A	$7.4	$2.7
Interest capitalized within construction in progress for the thirteen weeks ended August 25, 2024 and August 27, 2023, was $6.7 million and $10.5 million, respectively.
6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for the thirteen weeks ended August 25, 2024:

(in millions)	North America	International	Total
Balance at May 26, 2024	$728.8	$331.1	$1,059.9
Foreign currency translation adjustment	19.0	8.6	27.6
Balance at August 25, 2024	$747.8	$339.7	$1,087.5

Other identifiable intangible assets were as follows:

	August 25, 2024				May 26, 2024
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	14	129.3	(39.0)	90.3	13	123.6	(36.7)	86.9
		$147.3	$(39.0)	$108.3		$141.6	$(36.7)	$104.9
___________________________________________
(a)Non-amortizing intangible assets represent brands and trademarks.
(b)Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Foreign intangible assets are affected by foreign currency translation.
7. OTHER ASSETS
The components of other assets were as follows:

(in millions)	August 25, 2024	May 26, 2024
Capitalized software costs	$233.9	$227.9
Property, plant and equipment deposits	74.2	52.6
Equity method investments	59.7	59.2
Other	66.2	56.7
Other assets	$434.0	$396.4
8. ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	August 25, 2024	May 26, 2024
Compensation and benefits	$86.9	$72.8
Taxes payable	78.7	24.8
Accrued trade promotions	73.0	90.0
Dividends payable to shareholders	51.6	51.7
Current portion of operating lease obligations	31.1	29.3
Accrued interest	25.5	31.7
Plant utilities and accruals	20.7	23.9
Derivative liabilities and payables	19.3	24.6
Other	61.2	58.8
Accrued liabilities	$448.0	$407.6

9. DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

(in millions)	August 25, 2024		May 26, 2024
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
Global revolving credit facility	$490.6	6.620%	$291.3	6.580%
Other credit facilities (a)	39.8		35.0
	530.4		326.3
Long-term debt:
Term A-1 loan facility, due June 2026 (b)	225.0	7.290	228.8	7.240
Term A-3 loan facility, due January 2030 (b)	421.9	7.440	427.5	7.390
Term A-4 loan facility, due May 2029 (b)	325.0	6.540	325.0	6.540
RMB loan facility, due February 2027	147.6	4.240	142.2	4.450
Euro term loan facility, due May 2029	223.8	5.030	216.9	5.080
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,513.3		3,510.4
Financing obligations:
Lease financing obligations due on various dates through 2040	5.2		5.7

Total debt and financing obligations	4,048.9		3,842.4
Debt issuance costs (c)	(18.0)		(19.0)
Short-term borrowings	(530.4)		(326.3)
Current portion of long-term debt and financing obligations	(63.2)		(56.4)
Long-term debt and financing obligations, excluding current portion	$3,437.3		$3,440.7
___________________________________________
(a)Other credit facilities consist of short-term facilities at our subsidiaries used for working capital purposes. Borrowings under these facilities bear interest at various rates.
(b)The interest rates applicable to the Term A-1, A-3, and A-4 loans do not include anticipated patronage dividends. We have received and expect to continue receiving patronage dividends under all three term loan facilities.
(c)Excludes debt issuance costs of $4.7 million and $4.9 million as of August 25, 2024 and May 26, 2024, respectively, related to our Global revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.
As of August 25, 2024, we had $1,004.0 million of available liquidity under our committed global revolving credit facility.
For the thirteen weeks ended August 25, 2024 and August 27, 2023, we paid $56.7 million and $56.9 million of interest on debt, respectively.

On September 27, 2024, we amended our credit agreement, dated as of May 3, 2024, relating to our term loan facilities with certain lenders and AgWest Farm Credit, PCA, as administrative agent (the “Amended Term Loan Agreement”). The Amended Term Loan Agreement, among other things, established a new $500 million term loan facility with a maturity date of September 2031 (“Term A-5 Loan”). We used the proceeds of the Term A-5 Loan to repay the Term A-1 loan facility in full and $275 million of borrowings under our global revolving credit facility.

Borrowings of the Term A-5 Loan bear interest at a per annum rate equal to (i) an applicable rate plus (ii) the Adjusted Term SOFR Rate, the Base Rate or the Fixed Rate (each as defined in the Amended Term Loan Agreement). The applicable rate is based on the Company’s consolidated net leverage ratio and ranges between 1.85% to 2.85% (or, in the case of Base Rate-based loans, 0.85% to 1.85%).
For more information about our debt and financing obligations, interest rates, and debt covenants, see Note 6, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.
10. FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, accounts payable, and short-term debt approximate their carrying amounts due to their short duration.
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of August 25, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$3.3	$—	$3.3
Derivative liabilities (a)	—	(15.6)	—	(15.6)
Deferred compensation liabilities (b)	—	(28.0)	—	(28.0)
Fair value, net	$—	$(40.3)	$—	$(40.3)

	As of May 26, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$1.4	$—	$1.4
Derivative liabilities (a)	—	(21.7)	—	(21.7)
Deferred compensation liabilities (b)	—	(27.6)	—	(27.6)
Fair value, net	$—	$(47.9)	$—	$(47.9)
___________________________________________
(a)Derivative assets and liabilities included in Level 2 primarily represent commodity swaps, option contracts, interest rate swap and currency contracts. The fair value of these derivatives were determined using valuation models that use market observable inputs including both forward and spot prices. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and derivative liabilities are presented within “Accrued liabilities” on our Consolidated Balance Sheets.
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
As of August 25, 2024, we had $2,495.0 million of fixed-rate and $1,548.7 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $2,370 million as of August 25, 2024. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount and approximates current market prices.

11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
During the thirteen weeks ended August 25, 2024, we repurchased 1,412,852 shares of our common stock for an aggregate purchase price of $82.0 million, or a weighted-average price of $58.04 per share. As of August 25, 2024, $308.0 million remained authorized for repurchase under our share repurchase program.
Dividends
During the thirteen weeks ended August 25, 2024, we paid $51.7 million of cash dividends to our common stockholders. In addition, on August 30, 2024, we paid $51.6 million of cash dividends to common stockholders of record as of the close of business on August 2, 2024. On September 26, 2024, our Board of Directors declared a cash dividend of $0.36 per share of our common stock. This dividend will be paid on November 29, 2024, to common stockholders of record as of the close of business on November 1, 2024.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of taxes, as of August 25, 2024 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Pension and Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of May 26, 2024	$(8.2)	$(5.3)	$0.6	$(12.9)
Other comprehensive income before reclassifications, net of tax	56.0	(0.2)	(0.1)	55.7
Net current-period other comprehensive income	56.0	(0.2)	(0.1)	55.7
Balance as of August 25, 2024	$47.8	$(5.5)	$0.5	$42.8
12. SEGMENTS
We have two operating segments, each of which is a reportable segment: North America and International. Our chief operating decision maker receives periodic management reports under this structure, which informs operating decisions, performance assessment, and resource allocation decisions at the segment level. These reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment.

	Thirteen Weeks Ended
(in millions)	August 25, 2024	August 27, 2023
Segment net sales
North America	$1,103.7	$1,135.4
International	550.4	529.9
	$1,654.1	$1,665.3

	Thirteen Weeks Ended
(in millions)	August 25, 2024	August 27, 2023
Segment Adjusted EBITDA
North America	$276.1	$379.4
International	50.5	89.6
Total Reportable Segments Adjusted EBITDA	326.6	469.0
Unallocated corporate costs (a)	(36.7)	(56.2)
Depreciation and amortization (b)	91.4	70.8
Unrealized derivative gains	(8.9)	(27.3)
Foreign currency exchange losses	0.6	7.4
Blue chip swap transaction gains (c)	(16.6)	—
Items impacting comparability:
Inventory step-up from acquisition	—	22.5
Integration and acquisition-related items, net	—	4.0
Interest expense, net	45.2	30.7
Income before income taxes	178.2	304.7
Income tax expense	50.8	69.9
Net income	$127.4	$234.8
___________________________________________
(a)Unallocated corporate costs include costs related to corporate support staff and support services, foreign exchange gains and losses and unrealized mark-to-market derivative gains and losses. Support services include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments.
(b)Depreciation and amortization include interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.1 million and $2.2 million for the thirteen weeks ended August 25, 2024 and August 27, 2023.
(c)We enter into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding our announced capacity expansion in Argentina. The blue chip swap rate can diverge significantly from Argentina's official exchange rate.
13. COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, lease obligations, and purchase commitments for goods and services. There have been no material changes to the commitments, contingencies, and guarantees disclosed in Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

In June 2024, an alleged purchaser of the Company's common stock filed a lawsuit against the Company and certain of our executive officers in the U.S. District Court for the District of Idaho on behalf of a putative class of stock purchasers for alleged violations of the federal securities laws. A similar lawsuit was filed in the same court in August 2024. Plaintiffs allege that the defendants made misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system. We believe the lawsuits lack merit and intend to vigorously defend against the allegations. In addition, in August 2024, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our executive officers and directors, alleging breaches of fiduciary and other duties owed to the Company, based on the same matters alleged in the securities lawsuits. A similar derivative lawsuit was filed in September 2024. We intend to vigorously defend against the allegations.

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

14. SUBSEQUENT EVENTS

On October 1, 2024, we announced a restructuring plan that is designed to drive operational and cost efficiencies and improve cash flows. The restructuring plan includes:

•The permanent closure of our manufacturing facility in Connell, Washington, effective October 1, 2024;
•The temporary curtailment of certain production lines and schedules across our manufacturing network in North America;
•A reduction in operating expenses, including headcount reductions approximating 4% of our global workforce, and the elimination of certain unfilled job positions; and
•A reduction in fiscal 2025 capital expenditures

In connection with this restructuring plan, we expect to record total pre-tax charges of $200 million to $250 million primarily relate to costs associated with contracted raw potatoes that will not be used due to production line curtailments, accelerating depreciation of assets, the write-down of inventory and long-lived assets, employee severance and other one-time termination benefits, and other costs. We expect to record most of the pre-tax charges in the second quarter of fiscal 2025, with the remainder expected to be recorded during the second half of fiscal 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Information" of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 2024 (the “Form 10-K”), which we filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on July 24, 2024.
Forward-Looking Statements

This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “would,” “believe,” “deliver,” “manage,” “reduce,” “remain,” “estimate,” “anticipate,” “drive,” “increase,” “decline,” “create,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans and strategies and anticipated benefits therefrom, including with respect to the Restructuring Plan (as defined below), expected completion and impacts of restructuring activities and cost-saving or efficiency initiatives, capital expenditures and investments, pricing actions, operational costs, volume growth, cash flows, liquidity, dividends, and inflation, demand for our products, our cost structure, conditions in our industry, and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: consumer preferences, including restaurant traffic in North America and our international markets, and an uncertain general economic environment, including inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; the availability and prices of raw materials and other commodities; operational challenges; our ability to successfully implement the Restructuring Plan, including achieving the benefits of restructuring activities and cost-saving or efficiency initiatives and possible changes in the size and timing of related charges; difficulties, disruptions or delays in implementing new technology, such as our new enterprise resource planning (“ERP”) system; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we operate; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the war in Ukraine and conflicts in the Middle East and the possible related heightening of our other known risks; the ultimate outcome of litigation or any product recalls or withdrawals; changes in our relationships with our growers or significant customers; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with integrating acquired businesses, including our former European joint venture, Lamb-Weston/Meijer v.o.f. (“LW EMEA”); risks associated with other possible acquisitions; our debt levels; actions of governments and regulatory factors affecting our businesses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.
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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, Adjusted Gross Profit, and Adjusted Selling, General and Administrative expenses (“SG&A”), each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted Gross Profit, and Adjusted SG&A, and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, net income, gross profit, or SG&A, as applicable. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
Executive Summary

In a challenging operating environment, we delivered first quarter financial results that were generally in line with our expectations, driven by sequentially improved volume performance, solid price/mix, and strict management of operating costs. Restaurant traffic and frozen potato demand, relative to supply, however, continue to be soft, and we believe it will remain soft through the remainder of fiscal 2025.

To drive operational and cost efficiencies and improve cash flows, on October 1, 2024, we announced a restructuring plan (the “Restructuring Plan”) that includes the permanent closure of an older, higher-cost processing facility and the temporary curtailment of certain production lines and schedules in our manufacturing network in North America. Together, we expect these actions will help us better manage our factory utilization rates and ease some of the industry’s current supply-demand imbalance in North America. We also announced actions to reduce operating expenses, including reducing global headcount and eliminating certain unfilled job positions, as well as reducing estimated fiscal 2025 capital expenditures by $100 million.

In connection with the Restructuring Plan, we expect to record total pre-tax charges of $200 million to $250 million in fiscal 2025 (most of which will be recorded during the fiscal second quarter), of which we estimate that approximately 80% will be cash and 20% will be non-cash. The charges primarily relate to the costs associated with contracted raw potatoes that will not be used due to production line curtailments, accelerating depreciation of assets, the write-down of inventory and long-lived assets, employee severance and other one-time termination benefits, and other costs. In fiscal 2025, we expect these actions to deliver approximately $55 million of pre-tax savings (approximately $85 million on an annualized basis) and reduce working capital.
Outlook

Despite a challenging environment, in fiscal 2025, we expect higher sales volumes and improved mix will drive sales growth on a constant currency basis, as compared to fiscal 2024. We expect volume will decline during the first half of fiscal 2025 due to the impact of market share losses and menu price inflation, which we believe will continue to affect global restaurant traffic and demand for frozen potato products. We anticipate that volume will increase in the second half of fiscal 2025 as we lap the prior-year impact of transitioning to our new ERP system and benefit from recent customer contract wins.

We expect our earnings will decline as higher manufacturing costs per pound driven by input cost inflation, costs associated with the Restructuring Plan, investments in price and trade to attract and retain volume, and higher depreciation expense associated with our recent capacity expansion efforts will more than offset the benefits of volume growth, improved mix, and cost saving initiatives. We anticipate that input costs, in the aggregate, will continue to rise, but at a more moderate rate as compared to fiscal 2024. We expect that an increase in SG&A will reflect charges associated with the Restructuring Plan, higher performance-based compensation expense, incremental non-cash amortization of prior investments in our ERP infrastructure, inflation, and investments in our information technology infrastructure, and will largely be offset by cost savings from our Restructuring Plan and other cost saving initiatives.

We believe the proactive restructuring actions will improve our operating efficiency, profitability, and cash flows, while also helping to position us to continue to make strategic investments to support our customers and create value for our stakeholders over the long-term.

Results of Operations
Thirteen Weeks Ended August 25, 2024 compared to Thirteen Weeks Ended August 27, 2023
Net Sales and Segment Adjusted EBITDA

	Thirteen Weeks Ended
(in millions, except percentages)	August 25, 2024	August 27, 2023	% Increase (Decrease)
Segment Net Sales
North America	$1,103.7	$1,135.4	(3)%
International	550.4	529.9	4%
	$1,654.1	$1,665.3	(1)%

Segment Adjusted EBITDA
North America	$276.1	$379.4	(27)%
International	50.5	89.6	(44)%
Net Sales
Compared to the prior year quarter, net sales for the first quarter of fiscal 2025 declined $11.2 million, or 1%, to $1,654.1 million.

Volume declined 3%, largely reflecting the impact of customer share losses, soft restaurant traffic trends, the carryover effect of our decision in the prior year to exit certain lower-priced and lower-margin business in Europe to strategically manage customer and product mix, and the impact of a previously announced voluntary product withdrawal initiated in late fiscal 2024. The volume decline was partially offset by growth in key international markets. Price/mix increased 2%, reflecting the benefit of inflation-driven pricing actions in Europe and North America, and was partially offset by unfavorable channel and product mix, as well as targeted investments in price and trade support to attract and retain volume.

North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, declined $31.7 million, or 3%, to $1,103.7 million. Volume declined 4%, largely reflecting the impact of customer share losses and declining restaurant traffic in the U.S. Price/mix increased 1%, reflecting the carryover benefit of inflation-driven pricing actions taken in fiscal 2024 for contracts with large and regional chain restaurant customers, partially offset by unfavorable channel and product mix, as well as targeted investments in price and trade support across all sales channels.

International segment net sales, which includes all sales to customers outside of North America, increased $20.5 million, or 4%, to $550.4 million. Volume declined 1%, due to the carryover effect of our decision in the prior year to exit certain lower-priced and lower-margin business in Europe, as well as the impact of the voluntary product withdrawal. The decline was partially offset by volume growth in key international markets outside of Europe. Price/mix increased 5% reflecting pricing actions announced this fiscal year to counter input cost inflation.
Gross Profit
Gross profit declined $143.5 million versus the prior year quarter to $356.0 million, and included $2.9 million ($2.2 million after-tax, or $0.01 per share) of unrealized gains related to mark-to-market adjustments associated with commodity hedging contracts. The prior year quarter included $31.7 million ($23.8 million after-tax, with $0.16 per share impact) of unrealized gains related to mark-to-market adjustments associated with commodity hedging contracts, and $22.5 million of costs ($16.7 million after-tax, or $0.11 per share) associated with the sale of inventory stepped-up to fair value following the completion of our acquisition of the remaining interest in LW EMEA.

Adjusted Gross Profit declined $137.2 million versus the prior year quarter to $353.1 million. Higher manufacturing costs per pound, an approximately $39 million loss associated with the voluntary product withdrawal, lower sales volumes, and higher warehouse costs drove the decline, and was partially offset by a net benefit from pricing actions. The higher manufacturing costs per pound largely reflected input cost inflation, which was primarily driven by higher raw potato costs; utilization-related production costs and inefficiencies; and $15.5 million of higher depreciation expense largely associated with our recent capacity expansions in China and the U.S. We do not expect further significant sales or earnings impact from the voluntary product withdrawal during the remainder of fiscal 2025.
Selling, General and Administrative Expenses
SG&A declined $32.3 million versus the prior year quarter to $143.9 million, and included a gain of $16.6 million (before and after-tax, or $0.12 per share) related to blue chip swap transactions in Argentina (as described below), $0.6 million ($0.5 million after-tax, or $0.01 per share) of foreign currency exchange losses, and $6.0 million ($4.4 million after-tax, or $0.03 per share) of unrealized gains related to mark-to-market adjustments associated with currency hedging contracts. The prior year quarter included $7.4 million ($5.5 million after-tax, or $0.04 per share) of foreign currency exchange losses, $4.4 million ($3.3 million after-tax, or $0.02 per share) of unrealized losses related to mark-to-market adjustments associated with currency hedging contracts, and $4.0 million of LW EMEA integration and acquisition-related expenses ($3.0 million after-tax, or $0.02 per share).

Adjusted SG&A increased $5.5 million versus the prior year quarter to $165.9 million, primarily due to $6.1 million of incremental non-cash amortization and expense related to our new ERP system. The benefit of cost savings initiatives essentially offset inflation and information technology investments.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA

Net income declined $107.4 million from the prior year quarter to $127.4 million. Net income in the current quarter included a total net gain of $22.7 million ($24.9 million before tax, or $0.15 per share) for gains resulting from blue chip swap transactions in Argentina, foreign currency exchange losses, and unrealized mark-to-market derivative gains and losses. Net income in the prior year quarter included a total net loss of $4.7 million ($6.6 million before tax, or $0.03 per share) for foreign currency exchange losses, and unrealized mark-to-market derivative gains and losses, and items impacting comparability.

Adjusted EBITDA declined $122.9 million from the prior year quarter to $289.9 million, primarily due to lower sales and Adjusted Gross Profit, which includes an approximately $39 million loss associated with the voluntary product withdrawal.

North America Segment Adjusted EBITDA declined $103.3 million versus the prior year quarter to $276.1 million. Higher manufacturing costs per pound, an approximately $21 million charge for the voluntary product withdrawal related to products manufactured in North America, and lower sales volumes drove the decline, which was partially offset by a net benefit from pricing actions.

International Segment Adjusted EBITDA declined $39.1 million versus the prior year quarter to $50.5 million. An approximately $18 million impact associated with the voluntary product withdrawal and higher manufacturing costs per pound largely drove the decline, which was partially offset by the benefit of inflation-driven pricing actions.
Interest Expense, Net
Interest expense, net increased $14.5 million versus the prior year quarter to $45.2 million, reflecting the impact of higher total debt outstanding, higher interest rates on our floating rate debt, and less capitalized interest related to our manufacturing expansion projects, net of interest income.
Income Tax Expense
Income tax expense for the first quarter of fiscal 2025 and 2024 was $50.8 million and $69.9 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 28.5% and 22.9% for the first quarter of fiscal 2025 and 2024, respectively. The effective tax rate varied between periods due to a higher proportion of earnings in our International segment in fiscal 2025, as compared with fiscal 2024, and discrete tax items.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were earnings of $11.3 million and $12.1 million for the first quarter of fiscal 2025 and 2024, respectively. The results in the current quarter and prior year quarter reflects earnings associated with our 50% interest in Lamb Weston/RDO Frozen, an unconsolidated potato processing joint venture in Minnesota.
Liquidity and Capital Resources
Sources and Uses of Cash
As of August 25, 2024, we had $120.8 million of cash and cash equivalents, with $1,004.0 million of available liquidity under our global revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our global revolving credit facility, are our primary sources of liquidity for funding our business requirements. Our funding requirements include capital expenditures for announced manufacturing capacity expansions in the Netherlands and Argentina, working capital requirements, and shareholder returns, including cash dividends and repurchases under our share repurchase program. As discussed under “Executive Summary” in this MD&A, as we implement cost-reduction measures under the Restructuring Plan, we expect reductions in operating expenditures, cost of sales and capital expenditures will drive operational efficiencies and improve cash flows, while helping to position us to continue to fund strategic investments to support our customers.
Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirteen Weeks Ended
(in millions)	August 25, 2024	August 27, 2023
Net cash flows provided by (used for):
Operating activities	$330.2	$334.6
Investing activities	(335.6)	(304.8)
Financing activities	52.2	(171.7)
	46.8	(141.9)
Effect of exchange rate changes on cash and cash equivalents	2.6	0.4
Net increase (decrease) in cash and cash equivalents	49.4	(141.5)
Cash and cash equivalents, beginning of period	71.4	304.8
Cash and cash equivalents, end of period	$120.8	$163.3
Operating Activities
Cash provided by operating activities declined $4.4 million versus the prior year quarter to $330.2 million. The decline related to a $122.1 million decrease in income from operations, adjusted for non-cash income and expenses, partially offset by $117.7 million of cash increase for favorable changes in working capital, primarily related to no performance-based incentive compensation benefit payments in the first quarter of fiscal 2025, and the timing of accounts payable. See “Results of Operations” in this MD&A for more information related to the increase in income from operations.
Investing Activities
Investing activities used $335.6 million of cash in the first quarter of fiscal 2025, compared with $304.8 million in the same period in the prior year. Expenditures in both periods primarily related to our investments to expand our french fry capacity and other facility modernization efforts in China, the Netherlands, the U.S., and Argentina. In connection with the Restructuring Plan, we decreased our estimate of capital expenditures in fiscal 2025 by $100 million to $750 million excluding acquisitions, which included pausing the next phase of our ERP build and implementation.
Financing Activities
During the first quarter of fiscal 2025, net proceeds from short-term borrowings were $203.6 million which were primarily used for general corporate purposes, including, but not limited to, funding capital expenditures and working capital requirements. We used $92.2 million of cash to repurchase 1,412,852 shares of our common stock at an average price of $58.04 per share, and we withheld 178,941 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $51.7 million in cash dividends to common stockholders and repaid $10.2 million of debt and financing obligations.
During the first quarter of fiscal 2024, we used $113.5 million of cash to repurchase 992,365 shares of our common stock at an average price of $100.77 per share, and we withheld 132,067 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $40.8 million of cash dividends to our common stockholders and repaid $32.9 million of short-term borrowings and $13.7 million of other debt and financing obligations. These financing uses were partially offset by $15.1 million of borrowings under our credit facilities.
For more information about our debt, interest rates, maturity dates, and covenants, see Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 6, Debt and Financing Obligations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At August 25, 2024, we were in compliance with the financial covenant ratios and other covenants contained in our debt agreements.
Obligations and Commitments
On September 27, 2024, we entered into a new $500 million term loan facility, the proceeds of which were used to repay the remaining $225 million balance of our Term A-1 loan facility and $275 million of outstanding borrowings under our global revolving credit facility. Except for these transactions, there have been no other material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.
See Note 9, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this report for more information.
Non-GAAP Financial Measures
To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted Gross Profit, and Adjusted SG&A, each of which is considered a non-GAAP financial measure. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provide investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding impacts of foreign currency exchange rates and unrealized mark-to-market derivative gains and losses and other items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our financial results. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with their most directly comparable GAAP financial measure and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.
The non-GAAP financial measures presented in this report should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP that are also presented in this report. These measures are not substitutes for their comparable GAAP financial measures, such as net income, gross profit, SG&A, or other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way we do.

The following table reconciles net income to Adjusted EBITDA:

	Thirteen Weeks Ended
(in millions)	August 25, 2024 (a)	August 27, 2023
Net income	$127.4	$234.8
Interest expense, net	45.2	30.7
Income tax expense	50.8	69.9
Income from operations including equity method investment earnings	223.4	335.4
Depreciation and amortization (b)	91.4	70.8
Unrealized derivative gains	(8.9)	(27.3)
Foreign currency exchange losses	0.6	7.4
Blue chip swap transaction gains (c)	(16.6)	—
Items impacting comparability:
Inventory step-up from acquisition	—	22.5
Integration and acquisition-related items, net	—	4.0
Adjusted EBITDA	$289.9	$412.8
___________________________________________
(a)Net income included an approximately $39 million loss related to the voluntary product withdrawal that occurred in the first quarter of fiscal 2025.
(b)Depreciation and amortization included interest expense, income tax expense, and depreciation and amortization included in equity method investment earnings of $2.1 million and $2.2 million for the thirteen weeks ended August 25, 2024 and August 27, 2023, respectively.
(c)We enter into blue chip swap transactions to transfer U.S. dollars into and out of Argentina primarily related to funding our announced capacity expansion in Argentina. The blue chip swap rate can diverge significantly from Argentina's official exchange rate.
The following tables reconcile gross profit to Adjusted Gross Profit and SG&A to Adjusted SG&A.

	For the Thirteen Weeks Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023
(in millions)	Gross Profit		SG&A
As reported	$356.0	$499.5	$143.9	$176.2
Unrealized derivative (gains) losses	(2.9)	(31.7)	6.0	(4.4)
Foreign currency exchange losses	—	—	(0.6)	(7.4)
Blue chip swap transaction gains	—	—	16.6	—
Item impacting comparability:
Inventory step-up from acquisition	—	22.5	—	—
Integration and acquisition-related items, net	—	—	—	(4.0)
Total adjustments	(2.9)	(9.2)	22.0	(15.8)
Adjusted	$353.1	$490.3	$165.9	$160.4
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the first quarter of fiscal 2025.

New and Recently Adopted Accounting Pronouncements
For a list of our new and recently adopted accounting pronouncements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item I. Financial Statements” of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, changes in foreign currency exchange rates, and interest rates. In the normal course of business, we may periodically enter into derivative contracts to mitigate these risks, but not for trading purposes. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of August 25, 2024 and May 26, 2024. Actual results may differ materially.
Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. We may use commodity swap or forward purchase contracts, in addition to sourcing from multiple providers, to manage risks associated with market fluctuations in oil and energy prices. Based on our open commodity contract hedge positions as of August 25, 2024, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $8.2 million ($6.1 million after-tax). Based on our open commodity contract hedge positions as of May 26, 2024, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $9.2 million ($6.9 million after-tax). We expect that any change in the fair value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.
Foreign Currency Exchange Rate Risk
We are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our operations in foreign countries export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on our financial statements. Direct impacts include the translation of our international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of exports out of the United States (and the impact on local currency pricing of products that are traded internationally). The currency that has the most impact is the Euro. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10 percent adverse change in exchange rates versus the U.S. dollar would result in losses of $61.8 million ($47.0 million after-tax) and $63.3 million ($48.1 million after-tax) as of August 25, 2024 and May 26, 2024, respectively.
Interest Rate Risk
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions, and from time to time, we may enter into interest rate swaps to manage risk. At August 25, 2024, we had $2,495.0 million of fixed-rate and $1,548.7 million of variable-rate debt outstanding. At May 26, 2024, we had $2,495.0 million of fixed-rate and $1,341.7 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $15.7 million annually ($12.0 million after-tax) and $13.6 million annually ($10.6 million after-tax) at August 25, 2024 and May 26, 2024, respectively.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 25, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 25, 2024, and determined that there were no changes in our internal control over financial reporting during the quarter ended August 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended August 25, 2024 were as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
May 27, 2024 through June 23, 2024	—	$—	—	$390
June 24, 2024 through July 21, 2024	1,921	$84.70	—	$390
July 22, 2024 through August 25, 2024	1,589,872	$57.87	1,412,852	$308
Total	1,591,793
___________________________________________
(a)Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at an average price of $58.04 per share, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 20, 2018, we announced that our Board of Directors (the “Board”) had authorized a $250.0 million share repurchase program with no expiration date. On December 17, 2021, we announced that our Board had authorized the repurchase of an additional $250.0 million of our common stock under this program, bringing the total amount authorized under the program to $500.0 million of our common stock. On October 11, 2023, we announced that our Board had increased our share repurchase authorization under the program to an aggregate of $500.0 million of our common stock, including $123.9 million of previously authorized but unused capacity under the program. As of August 25, 2024, approximately $308 million remained authorized and available for repurchase under this program. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Restructuring Plan

We are reporting the following information for the purpose of providing the disclosure required under Form 8-K Item 2.05 “Costs Associated with Exit or Disposal Activities.”

On October 1, 2024, our board of directors approved a restructuring plan (the “Restructuring Plan”) that is designed to drive operational and cost efficiencies and improve cash flows, while positioning the Company to continue to make strategic investments to drive long-term value for our stakeholders. The Restructuring Plan is being implemented in response to current operating environment facing the Company and includes:

•The permanent closure of our manufacturing facility in Connell, Washington, effective October 1, 2024;
•The temporary curtailment of certain production lines and schedules across our manufacturing network in North America;
•A reduction in operating expenses, including headcount reductions approximating 4% of our global workforce and the elimination of certain unfilled job positions; and

•A $100 million reduction in fiscal 2025 capital expenditures to $750 million from our previous estimate of $850 million.

In connection with the Restructuring Plan, we expect to record in fiscal 2025 total pre-tax charges of $200 million to $250 million. We estimate that approximately 80% (or approximately $160 million to $200 million) of these charges will result in future cash expenditures and 20% (or approximately $40 million to $50 million) will be non-cash charges. These charges primarily relate to the costs associated with contracted raw potatoes that will not be used due to production line curtailments, accelerating depreciation of assets, the write-down of inventory and long-lived assets, employee severance and other one-time termination benefits, and other costs. We expect to record most of the pre-tax charges in the second quarter of fiscal 2025, with the remainder expected to be recorded during the second half of fiscal 2025.

For additional information regarding the Restructuring Plan, see “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report.
Insider Trading Arrangements

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended August 25, 2024, no such plans or arrangements were adopted or terminated, including by modification.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (FY2025 Awards)

10.2	Form of Lamb Weston Holdings, Inc. Performance Share Agreement (FY 2025 Awards)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ BERNADETTE M. MADARIETA
BERNADETTE M. MADARIETA
Chief Financial Officer
(Principal Financial Officer)

Dated this 2nd day of October, 2024.