Form 10-Q
period 2024-11-24
Lamb Weston Holdings, Inc.
filed 2024-12-20
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 13, 2024, the Registrant had 142,640,697 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(unaudited, dollars in millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Net sales	$1,600.9	$1,732.1	$3,255.0	$3,397.4
Cost of sales	1,323.1	1,256.5	2,621.2	2,422.3
Gross profit	277.8	475.6	633.8	975.1
Selling, general and administrative expenses	184.7	170.0	328.6	346.2
Restructuring expense	74.6	—	74.6	—
Income from operations	18.5	305.6	230.6	628.9
Interest expense, net	43.3	29.1	88.5	59.8
Income (loss) before income taxes and equity method earnings	(24.8)	276.5	142.1	569.1
Income tax expense	13.4	66.2	64.2	136.1
Equity method investment earnings	2.1	4.7	13.4	16.8
Net income (loss)	$(36.1)	$215.0	$91.3	$449.8
Earnings (loss) per share:
Basic	$(0.25)	$1.48	$0.64	$3.10
Diluted	$(0.25)	$1.48	$0.64	$3.08
Weighted average common shares outstanding:
Basic	142.8	144.9	143.2	145.3
Diluted	143.2	145.5	143.7	146.0
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in millions)

	Thirteen weeks ended November 24, 2024			Thirteen weeks ended November 26, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$(22.7)	$(13.4)	$(36.1)	$281.2	$(66.2)	$215.0
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	—	—	—	(0.2)	0.1	(0.1)
Unrealized currency translation (losses) gains	(117.8)	1.1	(116.7)	30.5	(0.7)	29.8
Other	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Comprehensive income (loss)	$(140.6)	$(12.3)	$(152.9)	$311.3	$(66.8)	$244.5

	Twenty-Six Weeks Ended November 24, 2024			Twenty-Six Weeks Ended November 26, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$155.5	$(64.2)	$91.3	$585.9	$(136.1)	$449.8
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	(0.2)	—	(0.2)	(0.4)	0.1	(0.3)
Unrealized currency translation (losses) gains	(61.2)	0.5	(60.7)	31.3	(0.3)	31.0
Other	(0.3)	0.1	(0.2)	(0.2)	—	(0.2)
Comprehensive income	$93.8	$(63.6)	$30.2	$616.6	$(136.3)	$480.3

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(unaudited, dollars in millions, except share data)

	November 24, 2024	May 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$79.0	$71.4
Receivables, net of allowances of $0.9 and $0.9	695.0	743.6
Inventories	1,327.2	1,138.6
Prepaid expenses and other current assets	89.7	136.4
Total current assets	2,190.9	2,090.0
Property, plant and equipment, net	3,609.6	3,582.8
Operating lease assets	119.7	133.0
Goodwill	1,028.3	1,059.9
Intangible assets, net	101.0	104.9
Other assets	402.6	396.4
Total assets	$7,452.1	$7,367.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$320.5	$326.3
Current portion of long-term debt and financing obligations	69.7	56.4
Accounts payable	846.0	833.8
Accrued liabilities	390.8	407.6
Total current liabilities	1,627.0	1,624.1
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,693.6	3,440.7
Deferred income taxes	247.3	256.2
Other noncurrent liabilities	251.4	258.2
Total long-term liabilities	4,192.3	3,955.1
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 151,309,961 and 150,735,397 shares issued	151.3	150.7
Treasury stock, at cost, 8,669,325 and 7,068,741 common shares	(634.4)	(540.9)
Additional distributed capital	(497.3)	(508.9)
Retained earnings	2,687.2	2,699.8
Accumulated other comprehensive loss	(74.0)	(12.9)
Total stockholders’ equity	1,632.8	1,787.8
Total liabilities and stockholders’ equity	$7,452.1	$7,367.0
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share and per share data)

	Thirteen Weeks Ended November 24, 2024 and November 26, 2023
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 25, 2024	142,595,357	$151.3	$(633.7)	$(499.0)	$2,775.3	$42.8	$1,836.7
Dividends declared, $0.36 per share	—	—	—	—	(51.3)	—	(51.3)
Common stock issued	54,070	—	—	—	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	12.3	—	—	12.3
Repurchase of common stock and common stock withheld to cover taxes	(8,791)	—	(0.7)	—	—	—	(0.7)
Other	—	—	—	(10.6)	(0.7)	—	(11.3)
Comprehensive loss	—	—	—	—	(36.1)	(116.8)	(152.9)
Balance at November 24, 2024	142,640,636	$151.3	$(634.4)	$(497.3)	$2,687.2	$(74.0)	$1,632.8

Balance at August 27, 2023	144,926,900	$150.7	$(427.8)	$(548.7)	$2,354.6	$(25.8)	$1,503.0
Dividends declared, $0.28 per share	—	—	—	—	(40.4)	—	(40.4)
Common stock issued	15,679	—	—	(0.2)	—	—	(0.2)
Stock-settled, stock-based compensation expense	—	—	—	12.3	—	—	12.3
Repurchase of common stock and common stock withheld to cover taxes	(574,259)	—	(50.8)	—	—	—	(50.8)
Other	—	—	(0.8)	0.7	(0.6)	—	(0.7)
Comprehensive income	—	—	—	—	215.0	29.5	244.5
Balance at November 26, 2023	144,368,320	$150.7	$(479.4)	$(535.9)	$2,528.6	$3.7	$1,667.7

	Twenty-Six weeks ended November 24, 2024 and November 26, 2023
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 26, 2024	143,666,656	150.7	(540.9)	(508.9)	2,699.8	(12.9)	$1,787.8
Dividends declared, $0.72 per share	—	—	—	—	(102.9)	—	(102.9)
Common stock issued	574,564	0.6	—	(0.6)	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	21.8	—	—	21.8
Repurchase of common stock and common stock withheld to cover taxes	(1,600,584)	—	(92.9)	—	—	—	(92.9)
Other	—	—	(0.6)	(9.6)	(1.0)	—	(11.2)
Comprehensive income (loss)	—	—	—	—	91.3	(61.1)	30.2
Balance at November 24, 2024	142,640,636	$151.3	$(634.4)	$(497.3)	$2,687.2	$(74.0)	$1,632.8

Balance at May 28, 2023	145,665,683	$150.3	$(314.3)	$(558.6)	$2,160.7	$(26.8)	$1,411.3
Dividends declared, $0.56 per share	—	—	—	—	(81.2)	—	(81.2)
Common stock issued	401,328	0.4	—	(0.2)	—	—	0.2
Stock-settled, stock-based compensation expense	—	—	—	22.2	—	—	22.2
Repurchase of common stock and common stock withheld to cover taxes	(1,698,691)	—	(164.3)	—	—	—	(164.3)
Other	—	—	(0.8)	0.7	(0.7)	—	(0.8)
Comprehensive income	—	—	—	—	449.8	30.5	480.3
Balance at November 26, 2023	144,368,320	$150.7	$(479.4)	$(535.9)	$2,528.6	$3.7	$1,667.7
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Twenty-Six Weeks Ended
	November 24, 2024	November 26, 2023
Cash flows from operating activities
Net income	$91.3	$449.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	211.0	140.7
Stock-settled, stock-based compensation expense	21.9	22.2
Equity method investment (earnings) loss, net of distributions	11.5	(11.3)
Deferred income taxes	1.4	5.8
Blue chip swap transaction gains	(19.9)	(7.1)
Other	15.6	5.7
Changes in operating assets and liabilities:
Receivables	39.0	(35.2)
Inventories	(198.2)	(216.0)
Income taxes payable/receivable, net	(25.1)	27.6
Prepaid expenses and other current assets	75.2	68.8
Accounts payable	216.8	96.1
Accrued liabilities	(11.2)	(91.9)
Net cash provided by operating activities	$429.3	$455.2
Cash flows from investing activities
Additions to property, plant and equipment	(474.6)	(507.6)
Additions to other long-term assets	(31.7)	(58.9)
Acquisition of business, net of cash acquired	—	(11.2)
Proceeds from blue chip swap transactions, net of purchases	19.9	7.1
Other	1.5	(0.2)
Net cash used for investing activities	$(484.9)	$(570.8)
Cash flows from financing activities
Proceeds from short-term borrowings	811.6	194.3
Repayments of short-term borrowings	(813.8)	(60.6)
Proceeds from issuance of debt	520.2	28.4
Repayments of debt and financing obligations	(245.4)	(27.7)
Dividends paid	(103.3)	(81.6)
Repurchase of common stock and common stock withheld to cover taxes	(92.8)	(164.3)
Other	(13.2)	(0.5)
Net cash provided by (used for) financing activities	$63.3	$(112.0)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.1
Net increase (decrease) in cash and cash equivalents	7.6	(226.5)
Cash and cash equivalents, beginning of period	71.4	304.8
Cash and cash equivalents, end of period	$79.0	$78.3
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston and its consolidated subsidiaries for the thirteen and twenty-six weeks ended November 24, 2024 and November 26, 2023, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).
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
Certain amounts from prior period consolidated financial statements have been reclassified to conform with current period presentation. These reclassifications had no financial impact on previously reported net income (loss), cash flows, or stockholders' equity.
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for our Annual Report on Form 10-K for the fiscal year ending May 25, 2025, and subsequent interim periods, with early adoption permitted. We are evaluating the impact of adopting this ASU on our reportable segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures, particularly around rate reconciliations and income taxes paid information. ASU 2023-09 is effective for our Annual Report on Form 10-K for the fiscal year ending May 31, 2026, on a prospective basis, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses in public business entities. ASU 2024-03 is effective for our Annual Report on Form 10-K for the fiscal year ending May 28, 2028, on a prospective basis, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions, except per share amounts)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Numerator:
Net income (loss)	$(36.1)	$215.0	$91.3	$449.8

Denominator:
Basic weighted average common shares outstanding	142.8	144.9	143.2	145.3
Add: Dilutive effect of employee incentive plans (a)	0.4	0.6	0.5	0.7
Diluted weighted average common shares outstanding	143.2	145.5	143.7	146.0

Earnings (loss) per share:
Basic	$(0.25)	$1.48	$0.64	$3.10
Diluted	$(0.25)	$1.48	$0.64	$3.08
___________________________________________
(a)Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of November 24, 2024, 0.6 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of November 26, 2023, 0.7 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.
3. INCOME TAXES
Income tax expense for the periods presented were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Income (loss) before income taxes and equity method earnings	$(24.8)	$276.5	$142.1	$569.1
Equity method investment earnings	2.1	4.7	13.4	16.8
Income tax expense	13.4	66.2	64.2	136.1
Effective tax rate (a)	(59.0)%	23.5%	41.3%	23.2%
___________________________________________
(a)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings.
During the thirteen and twenty-six weeks ended November 24, 2024, we recorded a $35.5 million tax benefit related to charges in connection with our previously announced restructuring plan (the “Restructuring Plan”) and a discrete tax expense of $14.4 million and $19.2 million, respectively, primarily related to the establishment of a non-cash full valuation allowance against certain international deferred tax assets. See Note 4, Restructuring Plan, of these Condensed Notes to Consolidated Financial Statements for more information about the Restructuring Plan.
Income Taxes Paid
Income taxes paid, net of refunds, were $86.4 million and $101.1 million during the twenty-six weeks ended November 24, 2024 and November 26, 2023, respectively.

4. RESTRUCTURING PLAN
On October 1, 2024, we announced the Restructuring Plan, which is designed to drive operational and cost efficiencies and improve cash flows. The Restructuring Plan includes the permanent closure of our manufacturing facility in Connell, Washington, the temporary curtailment of certain production lines and schedules across our manufacturing network in North America, and reductions in employee headcount, other operating expenses, and capital expenditures.
In connection with the Restructuring Plan, we expect to recognize total pre-tax charges of $190 million to $210 million. We expect actions in connection with the Restructuring Plan will be substantially complete by the end of the fourth quarter of fiscal 2025, and that the majority of the remaining charges will relate to facility closure and employee-related costs. Any changes to these estimates or timing will be reflected in our results of operations in future periods.
For the thirteen and twenty-six weeks ended November 24, 2024, we recorded $159.1 million of pre-tax charges, of which $114.5 million were cash and $44.6 million were non-cash.

(in millions)	Thirteen and Twenty-Six Weeks Ended November 24, 2024
Restructuring Plan expenses related to (a):
Accelerated depreciation, retirement of assets, and other plant charges (b)	$45.8
Potato contract terminations (c)	64.7
Inventory write-off (c)	19.8
Employee-related costs (d)	16.2
Other restructuring charges	12.6
$159.1
___________________________________________
(a)These charges were included as “unallocated corporate costs” before being reconciled in the Segment Adjusted EBITDA to Net income (loss) table in Note 13, Segments, of these Condensed Notes to the Consolidated Financial Statements.
(b)Includes charges related to accelerating depreciation of the manufacturing facility permanently closed under the Restructuring Plan, other asset retirements, and plant charges.
(c)Includes the cost of contracted raw potatoes that will not be used due to curtailed production and the write-off of inventories, including spare parts, related to the production curtailment under the Restructuring Plan.
(d)Includes employee severance and other one-time termination benefits related to the reduction in headcount under the Restructuring Plan.
The following amounts related to the Restructuring Plan are included in the Company’s Consolidated Statements of Earnings:

(in millions)	Thirteen and Twenty-Six Weeks Ended November 24, 2024
Restructuring Plan expenses included in:
Cost of sales	$75.5
Restructuring expense	74.6
Equity method investment earnings	9.0
$159.1
Liabilities related to the Restructuring Plan of $65.3 million are recorded as current liabilities within “Accounts payable” and “Accrued liabilities” in the accompanying Consolidated Balance Sheet at November 24, 2024.

5. INVENTORIES
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

(in millions)	November 24, 2024	May 26, 2024
Raw materials and packaging	$344.8	$178.7
Finished goods	880.2	867.9
Supplies and other	102.2	92.0
Inventories	$1,327.2	$1,138.6
6. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

(in millions)	November 24, 2024	May 26, 2024
Land and land improvements	$186.9	$186.2
Buildings, machinery and equipment	4,916.8	4,708.8
Furniture, fixtures, office equipment and other	157.9	127.7
Construction in progress	535.1	688.2
Property, plant and equipment, at cost	5,796.7	5,710.9
Less accumulated depreciation	(2,187.1)	(2,128.1)
Property, plant and equipment, net	$3,609.6	$3,582.8
At November 24, 2024 and May 26, 2024, purchases of property, plant and equipment included in accounts payable were $115.4 million and $292.0 million, respectively.
Below is a breakdown of depreciation and amortization between cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) for the thirteen and twenty-six weeks ended November 24, 2024 and November 26, 2023.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Depreciation - COS	$79.6	$63.8	$158.1	$126.7
Depreciation - SG&A	3.7	2.7	7.0	5.7
Depreciation - Restructuring expense (a)	28.9	—	28.9	—
	$112.2	$66.5	$194.0	$132.4

Amortization - SG&A	$7.2	$2.7	$14.7	$5.3
___________________________________________
(a)See Note 4, Restructuring Plan, of these Condensed Notes to Consolidated Financial Statements for additional information.
Interest capitalized within construction in progress for the thirteen weeks ended November 24, 2024 and November 26, 2023, was $8.2 million and $13.0 million, respectively; and $14.9 million and $23.5 million for the twenty-six weeks ended November 24, 2024 and November 26, 2023, respectively.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for the twenty-six weeks ended November 24, 2024:

(in millions)	North America	International	Total
Balance at May 26, 2024	$728.8	$331.1	$1,059.9
Foreign currency translation adjustment	(21.8)	(9.8)	(31.6)
Balance at November 24, 2024	$707.0	$321.3	$1,028.3
Other identifiable intangible assets were as follows:

	November 24, 2024				May 26, 2024
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	14	123.0	(40.0)	83.0	13	123.6	(36.7)	86.9
		$141.0	$(40.0)	$101.0		$141.6	$(36.7)	$104.9
___________________________________________
(a)Non-amortizing intangible assets represent brands and trademarks.
(b)Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Foreign intangible assets are affected by foreign currency translation.
8. OTHER ASSETS
The components of other assets were as follows:

(in millions)	November 24, 2024	May 26, 2024
Capitalized software costs	$219.7	$227.9
Property, plant and equipment deposits	72.5	52.6
Equity method investments	47.8	59.2
Other	62.6	56.7
Other assets	$402.6	$396.4

9. ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	November 24, 2024	May 26, 2024
Compensation and benefits	$97.2	$72.8
Accrued trade promotions	62.9	90.0
Dividends payable to shareholders	51.3	51.7
Accrued interest	43.0	31.7
Taxes payable	28.4	24.8
Current portion of operating lease obligations	26.3	29.3
Plant utilities and accruals	25.8	23.9
Derivative liabilities and payables	19.5	24.6
Other	36.4	58.8
Accrued liabilities	$390.8	$407.6

10. DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

(in millions)	November 24, 2024		May 26, 2024
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
Revolving credit facility	$288.1	6.450%	$291.3	6.580%
Other credit facilities (a)	32.4		35.0
	320.5		326.3
Long-term debt:
Term A-1 loan facility, due June 2026 (b) (c)	—	—	228.8	7.240
Term A-3 loan facility, due January 2030 (b)	416.3	7.300	427.5	7.390
Term A-4 loan facility, due May 2029 (b)	320.9	6.580	325.0	6.540
Term A-5 loan facility, due September 2031 (b) (c)	500.0	5.620	—	—
RMB loan facility, due February 2027	145.1	4.190	142.2	4.450
RMB loan facility, due September 2029	16.5	4.150	—	—
Euro term loan facility, due May 2029	208.4	4.930	216.9	5.080
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,777.2		3,510.4
Financing obligations:
Lease financing obligations due on various dates through 2040	4.7		5.7

Total debt and financing obligations	4,102.4		3,842.4
Debt issuance costs (d)	(18.6)		(19.0)
Short-term borrowings	(320.5)		(326.3)
Current portion of long-term debt and financing obligations	(69.7)		(56.4)
Long-term debt and financing obligations, excluding current portion	$3,693.6		$3,440.7
___________________________________________
(a)Other credit facilities consist of short-term facilities at our subsidiaries used for working capital purposes. Borrowings under these facilities bear interest at various rates.
(b)The interest rates applicable to the Term A-1, A-3, A-4, and A-5 loans do not include anticipated patronage dividends. We have received and expect to continue receiving patronage dividends under these term loan facilities.
(c)On September 27, 2024, we established a new $500 million Term A-5 loan facility with a maturity date of September 2031. We used the proceeds of this Term A-5 loan to repay the Term A-1 loan facility in full and a portion of outstanding borrowings under our revolving credit facility.
(d)Excludes debt issuance costs of $4.3 million and $4.9 million as of November 24, 2024 and May 26, 2024, respectively, related to our Revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.
As of November 24, 2024, we had $1,211.9 million of available liquidity under our committed revolving credit facility.
For the twenty-six weeks ended November 24, 2024 and November 26, 2023, we paid $97.1 million and $89.4 million of interest on debt, respectively.

For more information about our debt and financing obligations, interest rates, and debt covenants, see Note 6, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K, and Note 9, Debt and Financing Obligations, in “Part I, Item 1. Financial Statements (Unaudited)” of our Quarterly Report on Form 10-Q for the quarter ended August 25, 2024 filed with the SEC on October 2, 2024.
11. FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, accounts payable, and short-term debt approximate their carrying amounts due to their short duration.
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of November 24, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$0.4	$—	$0.4
Derivative liabilities (a)	—	(15.2)	—	(15.2)
Deferred compensation liabilities (b)	—	(29.7)	—	(29.7)
Fair value, net	$—	$(44.5)	$—	$(44.5)

	As of May 26, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$1.4	$—	$1.4
Derivative liabilities (a)	—	(21.7)	—	(21.7)
Deferred compensation liabilities (b)	—	(27.6)	—	(27.6)
Fair value, net	$—	$(47.9)	$—	$(47.9)
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
As of November 24, 2024, we had $2,990.9 million of fixed-rate and $1,106.8 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $2,848 million as of November 24, 2024. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount and approximates current market prices.

12. STOCKHOLDERS’ EQUITY
Share Repurchase Program
During the thirteen weeks ended November 24, 2024, we did not repurchase any shares under our share repurchase program. During the twenty-six weeks ended November 24, 2024, we repurchased 1,412,852 shares of our common stock for an aggregate purchase price of $82.0 million, or a weighted-average price of $58.04 per share. As of November 24, 2024, approximately $308 million remained authorized for repurchase under our share repurchase program. On December 19, 2024, we announced that our Board of Directors (the “Board”) increased our share repurchase authorization $250 million to an aggregate amount of $750 million. After giving effect to this increase, approximately $558 million remains authorized and available for repurchase under the program. The program has no expiration date.
Dividends
During the twenty-six weeks ended November 24, 2024, we paid $103.3 million of cash dividends to our common stockholders. In addition, on November 29, 2024, we paid $51.3 million of cash dividends to common stockholders of record as of the close of business on November 1, 2024. On December 18, 2024, the Board declared a cash dividend of $0.37 per share of our common stock. This dividend will be paid on February 28, 2025, to common stockholders of record as of the close of business on January 31, 2025.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of taxes, as of November 24, 2024 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Pension and Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of May 26, 2024	$(8.2)	$(5.3)	$0.6	$(12.9)
Other comprehensive income before reclassifications, net of tax	(60.7)	(0.2)	(0.2)	(61.1)
Net current-period other comprehensive income	(60.7)	(0.2)	(0.2)	(61.1)
Balance as of November 24, 2024	$(68.9)	$(5.5)	$0.4	$(74.0)
13. SEGMENTS
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Segment net sales
North America	$1,072.1	$1,167.1	$2,175.8	$2,302.5
International	528.8	565.0	1,079.2	1,094.9
	$1,600.9	$1,732.1	$3,255.0	$3,397.4

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Segment Adjusted EBITDA
North America	$266.7	$321.3	$542.8	$700.7
International	47.4	100.2	97.9	189.8
Total Reportable Segments Adjusted EBITDA	314.1	421.5	640.7	890.5
Unallocated corporate costs (a)	(32.2)	(44.6)	(68.9)	(100.8)
Depreciation and amortization (b)	92.5	71.2	183.9	142.0
Unrealized derivative (gains)/losses	3.0	1.6	(5.9)	(25.7)
Foreign currency exchange (gains)/losses	9.6	(2.1)	10.2	5.3
Blue chip swap transaction gains (c)	(3.3)	(7.1)	(19.9)	(7.1)
Items impacting comparability:
Restructuring Plan expenses	159.1	—	159.1	—
Shareholder activism expense (d)	0.4	—	0.4	—
Inventory step-up from acquisition	—	(1.8)	—	20.7
Integration and acquisition-related items, net	—	4.8	—	8.8
Interest expense, net	43.3	29.1	88.5	59.8
Income (loss) before income taxes	(22.7)	281.2	155.5	585.9
Income tax expense	13.4	66.2	64.2	136.1
Net income (loss)	$(36.1)	$215.0	$91.3	$449.8
___________________________________________
(a)Unallocated corporate costs include costs related to corporate support staff and support service, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, Unallocated corporate costs exclude unrealized derivative gains and losses, foreign currency exchange gains and losses, blue chip swap transaction gains, and items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to Net income (loss).
(b)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.0 million and $2.1 million for the thirteen weeks ended November 24, 2024 and November 26, 2023, respectively; and $4.1 million and $4.3 million for the twenty-six weeks ended November 24, 2024 and November 26, 2023, respectively. Depreciation expense does not include $28.9 million of accelerated depreciation related to the closure of our manufacturing facility in Connell, Washington.
(c)We enter into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding our capacity expansion in Argentina. The blue chip swap rate can diverge significantly from Argentina's official exchange rate.
(d)Represents advisory fees related to shareholder activism matters.
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
In June 2024, an alleged purchaser of the Company's common stock filed a lawsuit against the Company and certain of our executive officers in the U.S. District Court for the District of Idaho on behalf of a putative class of stock purchasers for alleged violations of the federal securities laws. A similar lawsuit was filed in the same court in August 2024 and, in November 2024, the two lawsuits were consolidated. Plaintiffs allege that the defendants made misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system. We believe the lawsuits lack merit and intend to vigorously defend against the allegations. In addition, in August 2024, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our executive officers and directors, alleging breaches of fiduciary and other duties owed to the Company, based on the same matters alleged in the securities lawsuits. A similar derivative lawsuit was filed in September 2024 and the two lawsuits were consolidated. The consolidated derivative lawsuits were dismissed without prejudice in November 2024.

In November 2024, a class action complaint was filed in the U.S. District Court for the Northern District of Illinois against the Company, certain of our subsidiaries and a number of other producers of frozen potato products alleging violations of antitrust laws. Additional class action complaints were later filed in the same court, based on similar allegations, bringing antitrust claims on behalf of putative classes of direct purchasers, commercial and institutional indirect purchasers, and end-consumer indirect purchasers. Some complaints name a data provider and a trade association as defendants, in addition to producers of frozen potato products. The complaints allege, among other things, that beginning at least as early as January 1, 2021, the defendants conspired to raise the price of frozen potato products above competitive levels in violation of U.S. antitrust laws by coordinating prices of frozen potato products and imposing lockstep price increases, allegedly facilitated by the exchange of non-public information about prices and production. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees. Class actions based on similar allegations have also been filed in Canada, in the Supreme Court of British Columbia and the Superior Court of Quebec. We believe these complaints lack merit and intend to vigorously defend against the allegations. Given the preliminary stage of the proceedings, we are currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.
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
Forward-Looking Statements
This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “would,” “believe,” “reduce,” “estimate,” “drive,” “increase,” “invest,” “improve,” “generate,” “create,” “target,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans and strategies and anticipated benefits therefrom, including with respect to the Restructuring Plan (as defined below), expected completion and impacts of restructuring activities and cost-savings or efficiency initiatives, capital expenditures and investments, pricing actions, operational costs, cash flows, liquidity, dividends, share repurchases, conditions in our operating environment, industry and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: consumer preferences, including restaurant traffic in North America and our international markets, and an uncertain general economic environment, including inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; the availability and prices of raw materials and other commodities; operational challenges; our ability to successfully implement the Restructuring Plan, including achieving the benefits of restructuring activities and cost-saving or efficiency initiatives and possible changes in the size and timing of related charges; difficulties, disruptions or delays in implementing new technology, such as our new enterprise resource planning (“ERP”) system; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we operate; political and economic conditions of the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the war in Ukraine and conflicts in the Middle East and the possible related heightening of our other known risks; the ultimate outcome of litigation or any product recalls or withdrawals; changes in our relationships with our growers or significant customers; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with integrating acquired businesses, including our former European joint venture, Lamb-Weston/Meijer v.o.f. (“LW EMEA”); risks associated with other possible acquisitions; our debt levels; actions of governments and regulatory factors affecting our businesses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.
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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted Selling, General and Administrative expenses (“SG&A”), Adjusted Restructuring Expense, and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, and Adjusted Equity Method Investment Earnings, and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, net income, gross profit, SG&A, or equity method investment earnings, as applicable. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
Restructuring Plan
On October 1, 2024, we announced a restructuring plan (the “Restructuring Plan”) that is designed to drive operational and cost efficiencies and improve cash flows. The Restructuring Plan includes the permanent closure of a manufacturing facility, the temporary curtailment of certain production lines and schedules across our manufacturing network in North America, and reductions in employee headcount, other operating expenses, and capital expenditures.
In connection with the Restructuring Plan, we expect to recognize total pre-tax charges of $190 million to $210 million. Any changes to estimates or timing will be reflected in our results of operations in future periods. We expect actions in connection with the Restructuring Plan will be substantially complete by the end of the fourth quarter of fiscal 2025. We estimate that the Restructuring Plan will generate approximately $55 million in pre-tax cost savings and reduce working capital in fiscal 2025.
Net income (loss) for the thirteen and twenty-six weeks ended November 24, 2024 included:
•$159.1 million ($123.6 after-tax, or $0.86 per share) of pre-tax charges, of which $114.5 million were cash expenses and $44.6 million of non-cash expenses;
◦$75.5 million ($57.4 million after-tax, or $0.40 per share) was included in Cost of sales;
◦$74.6 million ($59.3 million after-tax, or $0.41 per share) was included in Restructuring expense; and
◦$9.0 million ($6.9 million after-tax, or $0.05 per share) was included in Equity method investment earnings.
For more information related to the Restructuring Plan, see Note 4, Restructuring Plan, in this report.
Executive Summary
In a challenging operating environment, we delivered second quarter financial results that were below our expectations, largely due to higher-than-expected manufacturing costs and softer-than-expected volumes, while our results for price/mix and operating expenses were broadly in line with our expectations.
We expect challenging conditions to persist through the remainder of fiscal 2025, as weak restaurant traffic trends and incremental french fry capacity expansions have added to an imbalance in global industry supply and demand, especially outside of North America.
We expect our earnings in the second half of fiscal 2025 will decline as compared to the prior year period as a result of investments in price, costs associated with the Restructuring Plan, and higher manufacturing costs per pound will more than offset volume growth and cost-savings initiatives. We anticipate that input costs, in the aggregate, will continue to rise, but at a more moderate rate compared to the first half of fiscal 2025. We expect that an increase in SG&A and Restructuring expense will primarily reflect charges associated with the Restructuring Plan, incremental non-cash amortization of prior investments in our ERP infrastructure, and inflation, though we expect this increase will be partially offset by cost savings from the Restructuring Plan and other cost-savings initiatives.
We continue to take prudent steps to adapt to the dynamic operating environment. In addition to the cost benefits we expect to realize from our Restructuring Plan, we are evaluating other cost-saving and productivity initiatives to improve our operating efficiency, profitability, and cash flows, while also positioning us to continue to support our customers and create value for our stakeholders over the long-term.

Results of Operations
Thirteen Weeks Ended November 24, 2024 compared to Thirteen Weeks Ended November 26, 2023
Net Sales and Segment Adjusted EBITDA

	Thirteen Weeks Ended
(in millions, except percentages)	November 24, 2024	November 26, 2023	% Increase (Decrease)
Segment net sales
North America	$1,072.1	$1,167.1	(8)%
International	528.8	565.0	(6)%
	$1,600.9	$1,732.1	(8)%

Segment Adjusted EBITDA
North America	$266.7	$321.3	(17)%
International	47.4	100.2	(53)%
Net Sales
Compared to the prior year quarter, net sales for the second quarter of fiscal 2025 declined $131.2 million, or 8%, to $1,600.9 million.
Volume declined 6%, largely reflecting the impact of soft global restaurant traffic trends; customer share losses, net of gains; and the carryover effect of our decision in the prior year to exit certain lower-priced and lower-margin business in Europe to strategically manage customer and product mix. Price/mix declined 2%, reflecting planned investments in price and trade support to attract and retain volume in North America, pricing actions in key international markets in response to a more competitive environment, and unfavorable channel and product mix. The decline in price/mix was partially offset by the benefit of inflation-driven pricing actions in EMEA.
North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, declined $95.0 million, or 8%, to $1,072.1 million. Volume declined 5%, largely reflecting the impact of declining restaurant traffic in the U.S. and customer share losses in away-from-home channels. Price/mix declined 3%, due to planned investments in price and trade support across all sales channels to attract and retain volume, as well as unfavorable channel and product mix.
International segment net sales, which includes all sales to customers outside of North America, declined $36.2 million, or 6%, to $528.8 million. Volume declined 6%, largely reflecting declining or softening restaurant traffic in key international markets; the impact of customer share losses, net of gains; and the carryover effect of our decision in the prior year to exit certain lower-priced and lower-margin business in Europe. Price/mix was flat with the prior year quarter as pricing actions in key international markets, in response to a more competitive environment, were offset by the benefit of inflation-driven pricing actions in EMEA.
Gross Profit
Gross profit declined $197.8 million versus the prior year quarter to $277.8 million, and included $75.5 million of pre-tax charges ($57.4 million after-tax, or $0.40 per share) related to the Restructuring Plan, and $9.8 million ($7.3 million after-tax, or $0.05 per share) of unrealized gains related to mark-to-market adjustments associated with commodity hedging contracts. The prior year quarter included $4.6 million ($3.5 million after-tax, or $0.02 per share) of unrealized losses related to mark-to-market adjustments associated with commodity hedging contracts, and $1.8 million of benefit ($1.3 million after-tax, or $0.01 per share) associated with the sale of inventory stepped-up to fair value following our acquisition of the remaining interest in Lamb-Weston/Meijer v.o.f. (“LW EMEA”), our former joint venture in Europe.

Adjusted Gross Profit declined $134.9 million versus the prior year quarter to $343.5 million due to unfavorable price/mix, higher manufacturing costs per pound, and lower sales volumes. The higher manufacturing costs per pound largely reflected input cost inflation, which was primarily driven by higher raw potato costs; utilization-related production costs and inefficiencies; higher transportation and warehousing costs; and $15.8 million of higher depreciation expense largely associated with our recent capacity expansions in China and the U.S. Manufacturing costs in the prior year quarter included a $64.6 million pre-tax charge for the write-off of excess raw potatoes.
Selling, General and Administrative Expenses
SG&A increased $14.7 million versus the prior year quarter to $184.7 million including a gain of $3.3 million (before and after-tax, or $0.02 per share) related to blue chip swap transactions in Argentina; $9.6 million ($7.2 million after-tax, or $0.05 per share) of foreign currency exchange losses; $12.8 million ($9.5 million after-tax, or $0.07 per share) of unrealized losses related to mark-to-market adjustments associated with currency hedging contracts; and $0.4 million ($0.3 million after-tax, no per share impact) of expenses related to ongoing shareholder activism matters. The prior year quarter included a gain of $7.1 million ($5.3 million after-tax, or $0.04 per share) related to blue chip swap transactions in Argentina; $2.1 million ($1.6 million after-tax, or $0.01 per share) of foreign currency exchange gains; $3.0 million ($2.2 million after-tax, or $0.01 per share) of unrealized gains related to mark-to-market adjustments associated with currency hedging contracts; and $4.8 million of LW EMEA integration and acquisition-related expenses ($3.6 million after-tax, or $0.02 per share).
Adjusted SG&A declined $12.2 million versus the prior year quarter to $165.2 million, despite including an incremental $6.5 million of non-cash amortization and expense related to our new ERP system. Savings from expense reduction initiatives, including savings associated with the Restructuring Plan, lower performance-based compensation and benefits accruals, and lower investments in information technology more than offset inflation.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income declined $251.1 million from the prior year quarter to a loss of $36.1 million. Net loss in the current quarter included $130.6 million ($168.8 million before tax, or $0.91 per share) of gains resulting from blue chip swap transactions in Argentina, foreign currency exchange losses, and unrealized mark-to-market derivative gains and losses, and other items impacting comparability. Net income in the prior year quarter included total net gains of $3.3 million ($4.6 million before tax, or $0.03 per share) for blue chip swap transactions in Argentina, foreign currency exchange losses, unrealized mark-to-market derivative gains and losses, and a benefit associated with the sale of inventory stepped-up to fair value following the completion of our acquisition of the remaining interest in LW EMEA.
Adjusted EBITDA declined $95.0 million versus the prior year quarter to $281.9 million, primarily due to lower net sales and Adjusted Gross Profit. Adjusted EBITDA in the prior year quarter included a $70.9 million pre-tax charge for the write-off of excess raw potatoes, of which $6.3 million was recorded in Equity Method Investment Earnings.
North America Segment Adjusted EBITDA declined $54.6 million versus the prior year quarter to $266.7 million. Unfavorable price/mix, lower sales volumes, and higher manufacturing costs per pound largely drove the decline. North America Segment Adjusted EBITDA in the prior year quarter included a $63.3 million charge for the write-off of excess raw potatoes.
International Segment Adjusted EBITDA declined $52.8 million versus the prior year quarter to $47.4 million. Higher manufacturing costs per pound and lower volume largely drove the decline. International Segment Adjusted EBITDA in the prior year quarter included a $7.6 million allocated charge for the write-off of excess raw potatoes.
Interest Expense, Net
Interest expense, net increased $14.2 million, versus the prior year quarter, to $43.3 million, reflecting the impact of higher total debt outstanding and lower capitalized interest related to our manufacturing expansion projects.

Income Tax Expense
Income tax expense for the second quarter of fiscal 2025 and 2024 was $13.4 million and $66.2 million, respectively. During the current quarter we recorded a $38.2 million tax benefit related to gains resulting from blue chip swap transactions in Argentina, foreign currency exchange losses, unrealized mark-to-market derivative gains and losses, and other items impacting comparability, which included a $35.5 million tax benefit related to Restructuring Plan charges, and a $14.4 million discrete tax expense, primarily related to the establishment of a non-cash full valuation allowance against certain international deferred tax assets. Our effective tax rate in the second quarter of 2025 was (59.0)%, versus 23.5% in the second quarter of fiscal 2024. Excluding the impact of the items above, our effective tax rate in the second quarter of fiscal 2025 was 25.5% versus 23.5% in the second quarter of fiscal 2024, with the increase largely due to a higher proportion of earnings in our International segment.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were $2.1 million and $4.7 million for the second quarter of fiscal 2025 and 2024, respectively. The results in the current quarter include $9.0 million ($6.9 million after-tax, or $0.05 per share) of costs related to the Restructuring Plan. Excluding this item, Adjusted Equity Method Investment Earnings increased $6.4 million compared to the prior year quarter. Equity method investment earnings in the prior year quarter included a $6.3 million charge for the write-off of excess raw potatoes. The results for the current and prior year quarters reflect earnings associated with our 50% interest in Lamb Weston/RDO Frozen, an unconsolidated potato processing joint venture in Minnesota (“Lamb Weston RDO”).
Twenty-Six Weeks Ended November 24, 2024 compared to Twenty-Six Weeks Ended November 26, 2023
Net Sales and Segment Adjusted EBITDA

	Twenty-Six Weeks Ended
(in millions, except percentages)	November 24, 2024	November 26, 2023	% Increase (Decrease)
Segment net sales
North America	$2,175.8	$2,302.5	(6)%
International	1,079.2	1,094.9	(1)%
	$3,255.0	$3,397.4	(4)%

Segment Adjusted EBITDA
North America	$542.8	$700.7	(23)%
International	97.9	189.8	(48)%
Net Sales
Compared to the first half of fiscal 2024, net sales for the first half of fiscal 2025 declined $142.4 million, or 4%, to $3,255.0 million.
Volume declined 4%, largely reflecting the impact of soft global restaurant traffic trends; customer share losses, net of gains; the carryover effect of our decision in the prior year to exit certain lower-priced and lower-margin business in Europe; and the impact of a previously announced voluntary product withdrawal initiated in late fiscal 2024. Price/mix was flat as compared to the prior year period, reflecting planned investments in price and trade support in North America to attract and retain volume, pricing actions in key international markets in response to a more competitive environment, and unfavorable channel and product mix, offsetting the benefit of inflation-driven pricing actions in Europe.
North America segment net sales declined $126.7 million, or 6%, to $2,175.8 million. Volume declined 5%, largely reflecting the impact of customer share losses, net of gains, and declining restaurant traffic in the U.S. Price/mix declined 1%, reflecting planned investments in price and trade support across all sales channels, as well as unfavorable channel and product mix, more than offsetting the carryover benefit of inflation-driven pricing actions taken in fiscal 2024 for contracts with large and regional chain restaurant customers.

International segment net sales declined $15.7 million, or 1%, to $1,079.2 million. Volume declined 2%, reflecting the impact of soft global restaurant traffic trends; customer share losses, net of gains; and the carryover effect of our decision in the prior year to exit certain lower-priced and lower-margin business in Europe. The decline was partially offset by volume growth in key international markets outside of Europe. Price/mix increased 1% reflecting the benefit of inflation-driven pricing actions in Europe, partially offset by pricing actions in key international markets in response to a more competitive environment.
Gross Profit
Gross profit declined $341.3 million versus the first half of fiscal 2024 to $633.8 million, and included a $75.5 million pre-tax charge ($57.4 million after-tax, or $0.40 per share) related to the Restructuring Plan, and $12.7 million ($9.4 million after-tax, or $0.06 per share) of unrealized gains related to mark-to-market adjustments associated with commodity hedging contracts. The prior year period included $27.1 million ($20.2 million after-tax, or $0.14 per share) of unrealized gains related to mark-to-market adjustments associated with commodity hedging contracts, and $20.7 million of costs ($15.4 million after-tax, or $0.11 per share) associated with the sale of inventory stepped-up to fair value following the completion of our acquisition of the remaining interest in LW EMEA.
Adjusted Gross Profit declined $272.1 million versus the first half of fiscal 2024 to $696.6 million due to lower sales volume, higher manufacturing costs per pound, and an approximately $39 million loss associated with the voluntary product withdrawal. The higher manufacturing costs per pound largely reflected input cost inflation, which was primarily driven by higher raw potato costs; utilization-related production costs and inefficiencies; higher transportation and warehouse costs; and $31.3 million of higher depreciation expense largely associated with our recent capacity expansions in China and the U.S. Manufacturing costs in the prior year period included a $64.6 million pre-tax charge for the write-off of excess raw potatoes.
Selling, General and Administrative Expenses
SG&A declined $17.6 million versus the first half of fiscal 2024 to $328.6 million, including a gain of $19.9 million ($19.3 million after-tax, or $0.13 per share) related to blue chip swap transactions in Argentina; $10.2 million ($7.6 million after-tax, or $0.05 per share) of foreign currency exchange losses; $6.8 million ($5.1 million after-tax, or $0.04 per share) of unrealized losses related to mark-to-market adjustments associated with currency hedging contracts; and $0.4 million ($0.3 million after-tax, no per share impact) of expenses related to ongoing shareholder activism matters. The first half of fiscal 2024 included a gain of $7.1 million ($5.3 million after-tax, or $0.04 per share) related to blue chip swap transactions in Argentina; $5.3 million ($3.9 million after-tax, or $0.03 per share) of foreign currency exchange losses; $1.4 million ($1.0 million after-tax, or $0.01 per share) of unrealized losses related to mark-to-market adjustments associated with currency hedging contracts; and $8.8 million of LW EMEA integration and acquisition-related expenses ($6.6 million after-tax, or $0.04 per share).
Adjusted SG&A declined $6.7 million versus the first half of fiscal 2024 to $331.1 million, despite including an incremental $12.6 million of non-cash amortization and expense related to our new ERP system. Savings from expense reduction initiatives, including savings associated with the Restructuring Plan, as well as lower performance-based compensation and benefits accruals, more than offset inflation.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income declined $358.5 million from the first half of fiscal 2024 to $91.3 million. Net income in the first half of fiscal 2025 included $107.9 million ($143.9 million before tax, or $0.76 per share) of gains resulting from blue chip swap transactions in Argentina, foreign currency exchange losses, and unrealized mark-to-market derivative gains and losses, and other items impacting comparability. Net income in the first half of fiscal 2024 included a total net loss of $1.4 million ($2.0 million before tax, or $0.01 per share) for blue chip swap transactions, foreign currency exchange losses, unrealized mark-to-market derivative gains and losses, and a benefit associated with the sale of inventory stepped-up to fair value following the completion of our acquisition of the remaining interest in LW EMEA.
Adjusted EBITDA declined $217.9 million versus the first half of fiscal 2024 to $571.8 million, primarily due to lower net sales and Adjusted Gross Profit. Adjusted EBITDA in the prior year period included a $70.9 million pre-tax charge for the write-off of excess raw potatoes, of which $6.3 million was recorded in Equity Method Investment Earnings.

North America Segment Adjusted EBITDA declined $157.9 million versus the first half of fiscal 2024 to $542.8 million. Higher manufacturing costs per pound, lower sales volumes, unfavorable price/mix, and an approximately $21 million charge for the voluntary product withdrawal related to products manufactured in North America drove the decline. North America Adjusted EBITDA in the prior year period included a $63.3 million charge for the write-off of excess raw potatoes.
International Segment Adjusted EBITDA declined $91.9 million versus the first half of fiscal 2024 to $97.9 million. Higher manufacturing costs per pound, an approximately $18 million impact associated with the voluntary product withdrawal, and lower sales volumes largely drove the decline. International Segment Adjusted EBITDA in the prior year period included a $7.6 million allocated charge for the write-off of excess raw potatoes.
Interest Expense, Net
Interest expense, net increased $28.7 million versus the first half of 2024 to $88.5 million, reflecting the impact of higher total debt outstanding and lower capitalized interest related to our manufacturing expansion projects.
Income Tax Expense
Income tax expense for the first half of fiscal 2025 and 2024 was $64.2 million and $136.1 million, respectively. During the first half of fiscal 2025 we recorded a $36.0 million tax benefit related to gains resulting from blue chip swap transactions in Argentina, foreign currency exchange losses, unrealized mark-to-market derivative gains and losses, and other items impacting comparability, which included a $35.5 million tax benefit related to Restructuring Plan charges, and a $19.2 million discrete tax expense, primarily related to the establishment of a non-cash full valuation allowance against certain international deferred tax assets. Our effective tax rate in the first half of 2025 was 41.3%, versus 23.2% in the first half of fiscal 2024. Excluding the impact of the items above, our effective tax rate in the first half of fiscal 2025 was 27.1% versus 23.4% in the first half of fiscal 2024, with the increase largely due to a higher proportion of earnings in our International segment.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were $13.4 million and $16.8 million for the first half of fiscal 2025 and 2024, respectively. The results in the current period include $9.0 million ($6.9 million after-tax, or $0.05 per share) of costs related to the Restructuring Plan. Excluding this item, Adjusted Equity Method Investment Earnings increased $5.6 million to $22.4 million. Equity method investment earnings in the prior year period included a pre-tax charge of $6.3 million for the write-off of excess raw potatoes. The results for the first half of fiscal 2025 and 2024 reflect earnings associated with our 50% interest in Lamb Weston RDO.
Liquidity and Capital Resources
Sources and Uses of Cash
As of November 24, 2024, we had $79.0 million of cash and cash equivalents, with $1,211.9 million of available liquidity under our revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our revolving credit facility, are our primary sources of liquidity for funding our business requirements. Our funding requirements include capital expenditures for our manufacturing capacity expansion in Argentina and our recently completed manufacturing capacity expansion in the Netherlands, working capital requirements, and shareholder returns, including cash dividends and repurchases under our share repurchase program.

Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Twenty-Six Weeks Ended
(in millions)	November 24, 2024	November 26, 2023
Net cash flows provided by (used for):
Operating activities	$429.3	$455.2
Investing activities	(484.9)	(570.8)
Financing activities	63.3	(112.0)
	7.7	(227.6)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.1
Net increase (decrease) in cash and cash equivalents	7.6	(226.5)
Cash and cash equivalents, beginning of period	71.4	304.8
Cash and cash equivalents, end of period	$79.0	$78.3
Operating Activities
Cash provided by operating activities declined $25.9 million in the first half of fiscal 2025 versus the prior year to $429.3 million. The decline largely relates to $273.0 million decrease in income from operations, adjusted for non-cash income and expenses, largely offset by a favorable increase of $247.1 million in working capital, primarily related to timing of accounts payable related to capital expenditures and expenses related to the Restructuring Plan, accrued liabilities, and receipts of accounts receivable. See “Results of Operations” in this MD&A for more information related to the decrease in income from operations.
Investing Activities
Investing activities used $484.9 million of cash in the first half of fiscal 2025, compared with $570.8 million in the same period in the prior year. Expenditures in both periods primarily related to our investments to expand our french fry capacity and other facility modernization efforts in China, the Netherlands, the U.S., and Argentina. The projects in China and the U.S. were completed during the second and fourth quarters of fiscal 2024, respectively. The project in the Netherlands was completed during the second quarter of fiscal 2025, while the project in Argentina is on track to be completed by mid-calendar 2025. In connection with the Restructuring Plan, we decreased our estimate of capital expenditures in fiscal 2025 by $100 million to $750 million excluding acquisitions, which included pausing the next phase of our ERP build and implementation.
Financing Activities
During the first half of fiscal 2025, we borrowed $520.2 million under new long-term debt facilities, which included our new $500 million Term A-5 loan facility. These funds were used primarily to repay the Term A-1 loan facility and outstanding borrowings under our revolving credit facility. In the aggregate, we used $92.8 million of cash to repurchase 1,412,852 shares of our common stock at an average price of $58.04 per share, and we withheld 187,735 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $103.3 million in cash dividends to common stockholders.
In the first half of fiscal 2024, we used an aggregate of $164.3 million of cash to repurchase 1,564,351 shares of our common stock at an average price of $95.89 per share, and we withheld 134,340 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $81.6 million of cash dividends to our common stockholders and repaid $27.7 million of other debt and financing obligations. These financing uses were partially offset by $162.1 million of borrowings during the period primarily under our revolving credit facility.

For more information about our debt, interest rates, maturity dates, and covenants, see Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 6, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At November 24, 2024, we were in compliance with the financial covenant ratios and other covenants contained in our debt agreements.
Obligations and Commitments
On September 27, 2024, we entered into a new $500 million term loan facility, the proceeds of which were used to repay the remaining $225 million balance of our Term A-1 loan facility and $275 million of outstanding borrowings under our revolving credit facility. Except for these transactions, there have been no other material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.
See Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this report for more information.
Non-GAAP Financial Measures
To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, Adjusted Restructuring Expense, and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding impacts of foreign currency exchange rates and unrealized mark-to-market derivative gains and losses and other items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our financial results. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with their most directly comparable GAAP financial measure and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.
The non-GAAP financial measures presented in this report should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP that are also presented in this report. These measures are not substitutes for their comparable GAAP financial measures, such as net income, gross profit, SG&A, equity method investment earnings, or other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way we do.

The following table reconciles net income to Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Net income (loss) (a)	$(36.1)	$215.0	$91.3	$449.8
Interest expense, net	43.3	29.1	88.5	59.8
Income tax expense	13.4	66.2	64.2	136.1
Income from operations including equity method investment earnings	20.6	310.3	244.0	645.7
Depreciation and amortization (b)	92.5	71.2	183.9	142.0
Unrealized derivative losses (gains)	3.0	1.6	(5.9)	(25.7)
Foreign currency exchange losses (gains)	9.6	(2.1)	10.2	5.3
Blue chip swap transaction gains (c)	(3.3)	(7.1)	(19.9)	(7.1)
Items impacting comparability:
Restructuring Plan expenses	159.1	—	159.1	—
Shareholder activism expense (d)	0.4	—	0.4	—
Inventory step-up from acquisition	—	(1.8)	—	20.7
Integration and acquisition-related items, net	—	4.8	—	8.8
Adjusted EBITDA	$281.9	$376.9	$571.8	$789.7
___________________________________________
(a)Net loss during the thirteen weeks ended November 24, 2024 included minimal clean-up activity related to the voluntary product withdrawal that occurred in the fourth quarter of fiscal 2024. During the twenty-six weeks ended November 24, 2024, we recorded approximately $39 million related to the voluntary product withdrawal.
(b)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.0 million and $2.1 million for the thirteen weeks ended November 24, 2024 and November 26, 2023, respectively; and $4.1 million and $4.3 million for the twenty-six weeks ended November 24, 2024 and November 26, 2023, respectively. Depreciation expense does not include $28.9 million of accelerated depreciation related to the closure of our manufacturing facility in Connell, Washington.
(c)We enter into blue chip swap transactions to transfer U.S. dollars into and out of Argentina primarily related to funding our announced capacity expansion in Argentina. The blue chip swap rate can diverge significantly from Argentina's official exchange rate.
(d)Represents advisory fees related to shareholder activism matters.
The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, restructuring expense to Adjusted Restructuring Expense and equity method investment earnings to Adjusted Equity Method Investment Earnings.

	For the Thirteen Weeks Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
(in millions)	Gross Profit		Selling, General and Administrative		Restructuring Expense		Equity Method Investment Earnings
As reported	$277.8	$475.6	$184.7	$170.0	$74.6	$—	$2.1	$4.7
Unrealized derivative gains and losses	(9.8)	4.6	(12.8)	3.0	—	—	—	—
Foreign currency exchange gains and losses	—	—	(9.6)	2.1	—	—	—	—
Blue chip swap transaction gains	—	—	3.3	7.1	—	—	—	—
Items impacting comparability:
Restructuring Plan expenses	75.5	—	—	—	(74.6)	—	9.0	—
Shareholder activism expense	—	—	(0.4)	—	—	—	—	—
Inventory step-up from acquisition	—	(1.8)	—	—	—	—	—	—
Integration and acquisition-related items, net	—	—	—	(4.8)	—	—	—	—
Total adjustments	65.7	2.8	(19.5)	7.4	(74.6)	—	9.0	—
Adjusted	$343.5	$478.4	$165.2	$177.4	$—	$—	$11.1	$4.7

	For the Twenty-Six Weeks Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
(in millions)	Gross Profit		Selling, General and Administrative		Restructuring Expense		Equity Method Investment Earnings
As reported	$633.8	$975.1	$328.6	$346.2	$74.6	$—	$13.4	$16.8
Unrealized derivative gains and losses	(12.7)	(27.1)	(6.8)	(1.4)	—	—	—	—
Foreign currency exchange losses	—	—	(10.2)	(5.3)	—	—	—	—
Blue chip swap transaction gains	—	—	19.9	7.1	—	—	—	—
Items impacting comparability:
Restructuring Plan expenses	75.5	—	—	—	(74.6)	—	9.0	—
Shareholder activism expense	—	—	(0.4)	—	—	—	—	—
Inventory step-up from acquisition	—	20.7	—	—	—	—	—	—
Integration and acquisition-related items, net	—	—	—	(8.8)	—	—	—
Total adjustments	62.8	(6.4)	2.5	(8.4)	(74.6)	—	9.0	—
Adjusted	$696.6	$968.7	$331.1	$337.8	$—	$—	$22.4	$16.8
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the second quarter of fiscal 2025.
New and Recently Adopted Accounting Pronouncements
For a list of our new and recently adopted accounting pronouncements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item I. Financial Statements” of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, changes in foreign currency exchange rates, and interest rates. In the normal course of business, we may periodically enter into derivative contracts to mitigate these risks, but not for trading purposes. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of November 24, 2024 and May 26, 2024. Actual results may differ materially.
Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. We may use commodity swap or forward purchase contracts, in addition to sourcing from multiple providers, to manage risks associated with market fluctuations in oil and energy prices. Based on our open commodity contract hedge positions as of November 24, 2024, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $8.8 million ($6.6 million after-tax). Based on our open commodity contract hedge positions as of May 26, 2024, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $9.2 million ($6.9 million after-tax). We expect that any change in the fair value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currency Exchange Rate Risk
We are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our operations in foreign countries export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on our financial statements. Direct impacts include the translation of our international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of exports out of the United States (and the impact on local currency pricing of products that are traded internationally). The currency that has the most impact is the Euro. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10 percent adverse change in exchange rates versus the U.S. dollar would result in losses of $73.9 million ($56.2 million after-tax) and $63.3 million ($48.1 million after-tax) as of November 24, 2024 and May 26, 2024, respectively.
Interest Rate Risk
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions, and from time to time, we may enter into interest rate swaps to manage risk. At November 24, 2024, we had $2,990.9 million of fixed-rate and $1,106.8 million of variable-rate debt outstanding. At May 26, 2024, we had $2,495.0 million of fixed-rate and $1,341.7 million of variable-rate debt outstanding. We have interest rate risk associated with our variable-rate debt. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $11.2 million annually ($8.6 million after-tax) and $13.6 million annually ($10.6 million after-tax) at November 24, 2024 and May 26, 2024, respectively.
For more information about our market risks, see Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 24, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 24, 2024, and determined that there were no changes in our internal control over financial reporting during the quarter ended November 24, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended November 24, 2024 were as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
August 26, 2024 through September 22, 2024	979	$62.40	—	$308
September 23, 2024 through October 20, 2024	4,502	$69.23	—	$308
October 21, 2024 through November 24, 2024	3,311	$79.05	—	$308
Total	8,792
___________________________________________
(a)Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 19, 2024, we announced that the Board of Directors (the “Board”) increased our total share repurchase authorization under our existing $500 million share repurchase program by $250 million to an aggregate amount of $750 million. After giving effect to this increase, approximately $558 million remained authorized and available for repurchase under the program. The program has no expiration date. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions or accelerated share repurchases or other structured transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended November 24, 2024, no such plans or arrangements were adopted or terminated, including by modification.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.'s Current Report on Form 8-K filed on September 27, 2024 (File No. 001-37830)

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of September 27, 2024, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent, incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.'s Current Report on Form 8-K filed on September 27, 2024 (File No. 001-37830)

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

Dated this 20th day of December, 2024