Form 10-Q
period 2025-02-23
Lamb Weston Holdings, Inc.
filed 2025-04-03
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 23, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 27, 2025, the Registrant had 141,115,615 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Net sales	$1,520.5	$1,458.3	$4,775.5	$4,855.7
Cost of sales	1,098.0	1,054.6	3,719.2	3,476.9
Gross profit	422.5	403.7	1,056.3	1,378.8
Selling, general and administrative expenses	164.2	179.8	492.8	526.0
Restructuring expense	9.6	—	84.2	—
Income from operations	248.7	223.9	479.3	852.8
Interest expense, net	47.3	35.7	135.8	95.5
Income before income tax expense and equity method earnings	201.4	188.2	343.5	757.3
Income tax expense	57.5	43.1	121.7	179.3
Equity method investment earnings	2.1	1.0	15.5	17.8
Net income	$146.0	$146.1	$237.3	$595.8
Earnings per share:
Basic	$1.03	$1.01	$1.66	$4.11
Diluted	$1.03	$1.01	$1.66	$4.09
Weighted average common shares outstanding:
Basic	141.9	144.5	142.8	145.0
Diluted	142.4	145.3	143.2	145.8
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in millions)

	Thirteen weeks ended February 23, 2025			Thirteen weeks ended February 25, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$203.5	$(57.5)	$146.0	$189.2	$(43.1)	$146.1
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	—	—	—	(0.1)	—	(0.1)
Unrealized currency translation (losses) gains	(0.8)	0.5	(0.3)	(17.1)	0.1	(17.0)
Other	(0.1)	—	(0.1)	(0.2)	0.1	(0.1)
Comprehensive income	$202.6	$(57.0)	$145.6	$171.8	$(42.9)	$128.9

	Thirty-Nine Weeks Ended February 23, 2025			Thirty-Nine Weeks Ended February 25, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$359.0	$(121.7)	$237.3	$775.1	$(179.3)	$595.8
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	(0.2)	—	(0.2)	(0.5)	0.1	(0.4)
Unrealized currency translation (losses) gains	(62.0)	1.0	(61.0)	14.2	(0.2)	14.0
Other	(0.4)	0.1	(0.3)	(0.4)	0.1	(0.3)
Comprehensive income	$296.4	$(120.6)	$175.8	$788.4	$(179.3)	$609.1

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(unaudited, dollars in millions, except share data)

	February 23, 2025	May 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$67.5	$71.4
Receivables, net of allowances of $0.9 and $0.9	716.6	743.6
Inventories	1,249.3	1,138.6
Prepaid expenses and other current assets	161.7	136.4
Total current assets	2,195.1	2,090.0
Property, plant and equipment, net	3,585.2	3,582.8
Operating lease assets	114.0	133.0
Goodwill	1,027.0	1,059.9
Intangible assets, net	99.4	104.9
Other assets	402.1	396.4
Total assets	$7,422.8	$7,367.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$485.2	$326.3
Current portion of long-term debt and financing obligations	79.3	56.4
Accounts payable	664.6	833.8
Accrued liabilities	391.9	407.6
Total current liabilities	1,621.0	1,624.1
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,680.6	3,440.7
Deferred income taxes	242.5	256.2
Other noncurrent liabilities	245.1	258.2
Total long-term liabilities	4,168.2	3,955.1
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 151,357,708 and 150,735,397 shares issued	151.4	150.7
Treasury stock, at cost, 10,243,152 and 7,068,741 common shares	(736.3)	(540.9)
Additional distributed capital	(488.2)	(508.9)
Retained earnings	2,781.1	2,699.8
Accumulated other comprehensive loss	(74.4)	(12.9)
Total stockholders’ equity	1,633.6	1,787.8
Total liabilities and stockholders’ equity	$7,422.8	$7,367.0
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share and per share data)

	Thirteen Weeks Ended February 23, 2025 and February 25, 2024
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at November 24, 2024	142,640,636	$151.3	$(634.4)	$(497.3)	$2,687.2	$(74.0)	$1,632.8
Dividends declared, $0.37 per share	—	—	—	—	(52.2)	—	(52.2)
Common stock issued	47,747	0.1	—	—	—	—	0.1
Stock-settled, stock-based compensation expense	—	—	—	9.1	—	—	9.1
Repurchase of common stock and common stock withheld to cover taxes	(1,573,827)	—	(100.9)	—	—	—	(100.9)
Other	—	—	(1.0)	—	0.1	—	(0.9)
Comprehensive income	—	—	—	—	146.0	(0.4)	145.6
Balance at February 23, 2025	141,114,556	$151.4	$(736.3)	$(488.2)	$2,781.1	$(74.4)	$1,633.6

Balance at November 26, 2023	144,368,320	$150.7	$(479.4)	$(535.9)	$2,528.6	$3.7	$1,667.7
Dividends declared, $0.36 per share	—	—	—	—	(52.0)	—	(52.0)
Common stock issued	32,586	—	—	0.5	—	—	0.5
Stock-settled, stock-based compensation expense	—	—	—	12.2	—	—	12.2
Repurchase of common stock and common stock withheld to cover taxes	(9,920)	—	(0.8)	—	—	—	(0.8)
Other	—	—	0.1	2.2	(0.6)	—	1.7
Comprehensive income	—	—	—	—	146.1	(17.2)	128.9
Balance at February 25, 2024	144,390,986	$150.7	$(480.1)	$(521.0)	$2,622.1	$(13.5)	$1,758.2

	Thirty-Nine weeks ended February 23, 2025 and February 25, 2024
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 26, 2024	143,666,656	150.7	(540.9)	(508.9)	2,699.8	(12.9)	$1,787.8
Dividends declared, $1.09 per share	—	—	—	—	(155.1)	—	(155.1)
Common stock issued	622,311	0.7	—	(0.6)	—	—	0.1
Stock-settled, stock-based compensation expense	—	—	—	30.9	—	—	30.9
Repurchase of common stock and common stock withheld to cover taxes	(3,174,411)	—	(193.8)	—	—	—	(193.8)
Other	—	—	(1.6)	(9.6)	(0.9)	—	(12.1)
Comprehensive income	—	—	—	—	237.3	(61.5)	175.8
Balance at February 23, 2025	141,114,556	$151.4	$(736.3)	$(488.2)	$2,781.1	$(74.4)	$1,633.6

Balance at May 28, 2023	145,665,683	$150.3	$(314.3)	$(558.6)	$2,160.7	$(26.8)	$1,411.3
Dividends declared, $0.92 per share	—	—	—	—	(133.2)	—	(133.2)
Common stock issued	433,914	0.4	—	0.3	—	—	0.7
Stock-settled, stock-based compensation expense	—	—	—	34.4	—	—	34.4
Repurchase of common stock and common stock withheld to cover taxes	(1,708,611)	—	(165.1)	—	—	—	(165.1)
Other	—	—	(0.7)	2.9	(1.2)	—	1.0
Comprehensive income	—	—	—	—	595.8	13.3	609.1
Balance at February 25, 2024	144,390,986	$150.7	$(480.1)	$(521.0)	$2,622.1	$(13.5)	$1,758.2
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024
Cash flows from operating activities
Net income	$237.3	$595.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	313.2	220.0
Stock-settled, stock-based compensation expense	31.0	34.4
Equity method investment (earnings) loss, net of distributions	10.1	(4.8)
Deferred income taxes	(3.1)	1.3
Blue chip swap transaction gains	(20.5)	(14.5)
Other	5.5	11.5
Changes in operating assets and liabilities:
Receivables	18.1	(8.6)
Inventories	(120.6)	(275.0)
Income taxes payable/receivable, net	(0.2)	36.3
Prepaid expenses and other current assets	(17.9)	(5.9)
Accounts payable	45.4	(25.6)
Accrued liabilities	(13.0)	(83.4)
Net cash provided by operating activities	$485.3	$481.5
Cash flows from investing activities
Additions to property, plant and equipment	(550.4)	(763.4)
Additions to other long-term assets	(33.2)	(64.9)
Acquisition of business, net of cash acquired	—	(11.2)
Proceeds from blue chip swap transactions, net of purchases	20.5	14.5
Other	4.1	0.2
Net cash used for investing activities	$(559.0)	$(824.8)
Cash flows from financing activities
Proceeds from short-term borrowings	1,286.9	843.1
Repayments of short-term borrowings	(1,124.7)	(464.0)
Proceeds from issuance of debt	525.3	50.1
Repayments of debt and financing obligations	(255.5)	(42.0)
Dividends paid	(154.7)	(122.0)
Repurchase of common stock and common stock withheld to cover taxes	(193.8)	(165.1)
Other	(14.1)	—
Net cash provided by financing activities	$69.4	$100.1
Effect of exchange rate changes on cash and cash equivalents	0.4	0.7
Net decrease in cash and cash equivalents	(3.9)	(242.5)
Cash and cash equivalents, beginning of period	71.4	304.8
Cash and cash equivalents, end of period	$67.5	$62.3
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston and its consolidated subsidiaries for the thirteen and thirty-nine weeks ended February 23, 2025 and February 25, 2024, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).
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
Certain amounts from prior period consolidated financial statements have been reclassified to conform with current period presentation. These reclassifications had no financial impact on previously reported net income, cash flows, or stockholders' equity.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses in public business entities. ASU 2024-03 is effective for our Annual Report on Form 10-K for the fiscal year ending May 28, 2028, and for our Quarterly Reports beginning fiscal year 2029, on a prospective basis, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions, except per share amounts)	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Numerator:
Net income	$146.0	$146.1	$237.3	$595.8

Denominator:
Basic weighted average common shares outstanding	141.9	144.5	142.8	145.0
Add: Dilutive effect of employee incentive plans (a)	0.5	0.8	0.4	0.8
Diluted weighted average common shares outstanding	142.4	145.3	143.2	145.8

Earnings per share:
Basic	$1.03	$1.01	$1.66	$4.11
Diluted	$1.03	$1.01	$1.66	$4.09
___________________________________________
(a)Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of February 23, 2025, 0.6 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of February 25, 2024, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.
3. INCOME TAXES
Income tax expense for the periods presented were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Income before income tax expense and equity method earnings	$201.4	$188.2	$343.5	$757.3
Equity method investment earnings	2.1	1.0	15.5	17.8
Income tax expense	57.5	43.1	121.7	179.3
Effective tax rate (a)	28.3%	22.8%	33.9%	23.1%
___________________________________________
(a)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.
During the thirteen and thirty-nine weeks ended February 23, 2025, we recorded a $2.6 million and $38.1 million tax benefit, respectively, related to charges in connection with our previously announced restructuring plan (the “Restructuring Plan”) and for the thirty-nine weeks ended February 23, 2025 a discrete tax expense of $18.2 million, primarily related to the establishment of a non-cash full valuation allowance against certain international deferred tax assets. See Note 4, Restructuring Plan, of these Condensed Notes to Consolidated Financial Statements for more information about the Restructuring Plan.
Income Taxes Paid
Income taxes paid, net of refunds, were $123.6 million and $140.4 million during the thirty-nine weeks ended February 23, 2025 and February 25, 2024, respectively.

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
In connection with the Restructuring Plan, we expect to recognize total pre-tax charges of $190 million to $210 million. We expect actions in connection with the Restructuring Plan will be substantially complete by the end of the fourth quarter of fiscal 2025 or early fiscal 2026, and the majority of the remaining charges will relate to facility closure and employee-related costs. Any changes to these estimates or timing will be reflected in our results of operations in future periods.
For the thirteen and thirty-nine weeks ended February 23, 2025, we recorded $10.3 million and $169.4 million of pre-tax charges, of the total charges, $120.2 million were cash and $49.2 million were non-cash.

(in millions)	Thirteen Weeks Ended February 23, 2025	Thirty-Nine Weeks Ended February 23, 2025
Restructuring Plan expenses related to (a):
Accelerated depreciation, retirement of assets, and other plant charges (b)	$7.2	$53.0
Potato contract terminations (c)	(3.2)	61.5
Inventory write-off (c)	3.9	23.7
Employee-related costs (d)	0.7	16.9
Other restructuring charges	1.7	14.3
	$10.3	$169.4
___________________________________________
(a)These charges were included as “unallocated corporate costs” before being reconciled in the Segment Adjusted EBITDA to Net income table in Note 13, Segments, of these Condensed Notes to the Consolidated Financial Statements.
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
(d)Includes employee severance and other one-time termination benefits related to the reduction in headcount under the Restructuring Plan.
The following amounts related to the Restructuring Plan are included in the Company’s Consolidated Statements of Earnings:

(in millions)	Thirteen Weeks Ended February 23, 2025	Thirty-Nine Weeks Ended February 23, 2025
Restructuring Plan expenses included in:
Cost of sales	$0.7	$76.2
Restructuring expense	9.6	84.2
Equity method investment earnings	—	9.0
	$10.3	$169.4
During the thirty-nine weeks ended February 23, 2025, we paid $71.3 million in Restructuring Plan expenses; accruals remaining under the Restructuring Plan of $48.9 million are recorded as current liabilities within “Accounts payable” and “Accrued liabilities” in the accompanying Consolidated Balance Sheet at February 23, 2025.

5. INVENTORIES
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

(in millions)	February 23, 2025	May 26, 2024
Raw materials and packaging	$259.0	$178.7
Finished goods	887.1	867.9
Supplies and other	103.2	92.0
Inventories	$1,249.3	$1,138.6
6. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

(in millions)	February 23, 2025	May 26, 2024
Land and land improvements	$188.1	$186.2
Buildings, machinery and equipment	4,978.0	4,708.8
Furniture, fixtures, office equipment and other	154.3	127.7
Construction in progress	531.0	688.2
Property, plant and equipment, at cost	5,851.4	5,710.9
Less accumulated depreciation	(2,266.2)	(2,128.1)
Property, plant and equipment, net	$3,585.2	$3,582.8
At February 23, 2025 and May 26, 2024, purchases of property, plant and equipment included in accounts payable were $107.7 million and $292.0 million, respectively.
Below is a breakdown of depreciation and amortization between cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) for the thirteen and thirty-nine weeks ended February 23, 2025 and February 25, 2024.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Depreciation - COS	$83.9	$67.7	$242.0	$194.4
Depreciation - SG&A	4.1	3.0	11.1	8.7
Depreciation - Restructuring expense (a)	4.5	—	33.4	—
	$92.5	$70.7	$286.5	$203.1

Amortization - SG&A	$8.5	$7.1	$23.2	$12.4
___________________________________________
(a)See Note 4, Restructuring Plan, of these Condensed Notes to Consolidated Financial Statements for additional information.
Interest capitalized within construction in progress for the thirteen weeks ended February 23, 2025 and February 25, 2024, was $4.2 million and $13.8 million, respectively; and $19.1 million and $37.3 million for the thirty-nine weeks ended February 23, 2025 and February 25, 2024, respectively.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for the thirty-nine weeks ended February 23, 2025:

(in millions)	North America	International	Total
Balance at May 26, 2024	$728.8	$331.1	$1,059.9
Foreign currency translation adjustment	(22.6)	(10.3)	(32.9)
Balance at February 23, 2025	$706.2	$320.8	$1,027.0
Other identifiable intangible assets were as follows:

	February 23, 2025				May 26, 2024
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	14	123.1	(41.7)	81.4	13	123.6	(36.7)	86.9
		$141.1	$(41.7)	$99.4		$141.6	$(36.7)	$104.9
___________________________________________
(a)Non-amortizing intangible assets represent brands and trademarks.
(b)Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Foreign intangible assets are affected by foreign currency translation.
8. OTHER ASSETS
The components of other assets were as follows:

(in millions)	February 23, 2025	May 26, 2024
Capitalized software costs	$212.2	$227.9
Property, plant and equipment deposits	74.4	52.6
Equity method investments	49.2	59.2
Other	66.3	56.7
Other assets	$402.1	$396.4

9. ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	February 23, 2025	May 26, 2024
Compensation and benefits	$108.0	$72.8
Accrued trade promotions	68.8	90.0
Dividends payable to shareholders	52.2	51.7
Plant utilities and accruals	36.6	23.9
Taxes payable	35.4	24.8
Accrued interest	26.4	31.7
Current portion of operating lease obligations	23.7	29.3
Derivative liabilities and payables	13.2	24.6
Other	27.6	58.8
Accrued liabilities	$391.9	$407.6

10. DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

(in millions)	February 23, 2025		May 26, 2024
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
Revolving credit facility	$447.5	6.140%	$291.3	6.580%
Other credit facilities (a)	37.7		35.0
	485.2		326.3
Long-term debt:
Term A-1 loan facility, due June 2026 (b)	—	—	228.8	7.240
Term A-3 loan facility, due January 2030 (b)	410.6	7.060	427.5	7.390
Term A-4 loan facility, due May 2029 (b)	316.9	6.610	325.0	6.540
Term A-5 loan facility, due September 2031 (b)	500.0	5.650	—	—
RMB loan facility, due February 2027	147.1	4.090	142.2	4.450
RMB loan facility, due September 2029	19.5	4.000	—	—
Euro term loan facility, due May 2029	209.2	4.740	216.9	5.080
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,773.3		3,510.4
Financing obligations:
Lease financing obligations due on various dates through 2040	4.3		5.7

Total debt and financing obligations	4,262.8		3,842.4
Debt issuance costs (c)	(17.7)		(19.0)
Short-term borrowings	(485.2)		(326.3)
Current portion of long-term debt and financing obligations	(79.3)		(56.4)
Long-term debt and financing obligations, excluding current portion	$3,680.6		$3,440.7
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
(c)Excludes debt issuance costs of $4.1 million and $4.9 million as of February 23, 2025 and May 26, 2024, respectively, related to our Revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.
As of February 23, 2025, we had $1,052.5 million of available liquidity under our committed revolving credit facility.
For the thirty-nine weeks ended February 23, 2025 and February 25, 2024, we paid $167.2 million and $151.3 million of interest on debt, respectively.
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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of February 23, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$0.8	$—	$0.8
Derivative liabilities (a)	—	(9.3)	—	(9.3)
Deferred compensation liabilities (b)	—	(27.6)	—	(27.6)
Fair value, net	$—	$(36.1)	$—	$(36.1)

	As of May 26, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$1.4	$—	$1.4
Derivative liabilities (a)	—	(21.7)	—	(21.7)
Deferred compensation liabilities (b)	—	(27.6)	—	(27.6)
Fair value, net	$—	$(47.9)	$—	$(47.9)
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
As of February 23, 2025, we had $2,997.9 million of fixed-rate and $1,260.6 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $2,855 million as of February 23, 2025. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount and approximates current market prices.
12. STOCKHOLDERS’ EQUITY
Share Repurchase Program

On December 19, 2024, we announced that our Board of Directors (the “Board”) increased our share repurchase authorization $250 million to an aggregate amount of $750 million. The program has no expiration date. During the thirteen weeks ended February 23, 2025, we repurchased 1,559,369 shares of our common stock for an aggregate purchase price of $100.0 million, or a weighted-average price of $64.13 per share. During the thirty-nine weeks ended February 23, 2025, we repurchased 2,972,221 shares of our common stock for an aggregate purchase price of $182.0 million, or a weighted-average price of $61.23 per share. As of February 23, 2025, approximately $458 million remained authorized for repurchase under our share repurchase program.

Dividends
During the thirty-nine weeks ended February 23, 2025, we paid $154.7 million of cash dividends to our common stockholders. In addition, on February 28, 2025, we paid $52.2 million of cash dividends to common stockholders of record as of the close of business on January 31, 2025. On March 20, 2025, the Board declared a cash dividend of $0.37 per share of our common stock. This dividend will be paid on May 30, 2025, to common stockholders of record as of the close of business on May 2, 2025.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income, net of taxes, as of February 23, 2025 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Pension and Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of May 26, 2024	$(8.2)	$(5.3)	$0.6	$(12.9)
Other comprehensive income before reclassifications, net of tax	(61.0)	(0.2)	(0.3)	(61.5)
Net current-period other comprehensive income	(61.0)	(0.2)	(0.3)	(61.5)
Balance as of February 23, 2025	$(69.2)	$(5.5)	$0.3	$(74.4)
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 23, 2025	February 25, 2024 (e)	February 23, 2025	February 25, 2024 (e)
Segment net sales
North America	$986.3	$947.5	$3,162.1	$3,250.0
International	534.2	510.8	1,613.4	1,605.7
	$1,520.5	$1,458.3	$4,775.5	$4,855.7

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 23, 2025	February 25, 2024 (g)(h)	February 23, 2025	February 25, 2024 (g)(h)
Segment Adjusted EBITDA
North America (a)	$300.7	$285.9	$843.5	$986.6
International (a)	93.2	101.7	191.1	291.5
Total Reportable Segments Adjusted EBITDA	393.9	387.6	1,034.6	1,278.1
Unallocated corporate costs (b)	(30.1)	(44.0)	(99.0)	(144.7)
Depreciation and amortization (c)	98.5	80.0	282.4	222.0
Unrealized derivative (gains) losses	(5.9)	27.3	(11.8)	1.6
Foreign currency exchange losses	7.0	16.4	17.2	21.8
Blue chip swap transaction gains (d)	(0.6)	(7.4)	(20.5)	(14.5)
Items impacting comparability:
Restructuring Plan expenses (e)	10.3	—	169.4	—
Shareholder activism expense (f)	3.7	—	4.1	—
Inventory step-up from acquisition	—	—	—	20.7
Integration and acquisition-related items, net	—	2.4	—	11.2
Interest expense, net	47.3	35.7	135.8	95.5
Income before income taxes	203.5	189.2	359.0	775.1
Income tax expense	57.5	43.1	121.7	179.3
Net income	$146.0	$146.1	$237.3	$595.8
___________________________________________
(a)The thirteen weeks ended February 23, 2025 include an approximately $9 million benefit ($7 million after-tax) related to the voluntary product withdrawal initiated in the fourth quarter of fiscal 2024. This includes an approximately $6 million benefit ($5 million after-tax) in net sales and an approximately $3 million benefit ($2 million after-tax) in cost of sales. The total benefit was allocated to the reporting segments as follows: approximately $3 million to North America and approximately $6 million to International. The thirty-nine weeks ended February 23, 2025 include an approximately $31 million charge ($24 million after-tax) related to the voluntary product withdrawal initiated in the fourth quarter of fiscal 2024. This includes an approximately $9 million loss ($7 million after-tax) in net sales and an approximately $22 million charge ($17 million after-tax) in cost of sales. The total charge was allocated to the reporting segments as follows: approximately $19 million to North America and approximately $12 million to International.
(b)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated corporate costs exclude unrealized derivative gains and losses, foreign currency exchange gains and losses, blue chip swap transaction gains, and items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to Net income.
(c)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.0 million and $2.1 million for the thirteen weeks ended February 23, 2025 and February 25, 2024, respectively; and $6.1 million and $6.4 million for the thirty-nine weeks ended February 23, 2025 and February 25, 2024, respectively. Depreciation expense does not include $4.5 million for the thirteen weeks ended February 23, 2025 and $33.4 million for the thirty-nine weeks ended February 23, 2025 of accelerated depreciation related to the closure of our manufacturing facility in Connell, Washington.
(d)We enter into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding our capacity expansion in Argentina. The blue chip swap rate can diverge significantly from Argentina's official exchange rate.
(e)Restructuring plan expenses relate to the Restructuring Plan. See Note 4, Restructuring Plan, of these Condensed Notes to Consolidated Financial Statements for additional information
(f)Represents advisory fees related to shareholder activism matters.
(g)During the thirteen and thirty-nine weeks ended February 25, 2024, we transitioned certain central systems and functions, including order to cash, produce to deliver, source to pay, and inventory management, among others in North America, to a new enterprise resource planning system. After the transition, we experienced reduced visibility into finished goods inventories at our distribution centers, resulting in a higher-than-expected effect on customer order fulfillment rates. For both the thirteen and thirty-nine weeks ended February 25, 2024, there was an approximately $83 million negative impact to North America Segment Adjusted EBITDA, approximately $5 million to International Segment Adjusted EBITDA, and approximately $7 million to unallocated corporate costs.

(h)The thirteen weeks ended February 25, 2024 included a $25.0 million charge ($19.0 million after-tax) related to a write-off of excess raw potatoes. The total charge to the reporting segments was as follows: $22.7 million to the North America segment and $2.3 million to the International segment. The thirty-nine weeks ended February 25, 2024 included a $95.9 million charge ($72.9 million after-tax) related to a write-off of excess raw potatoes. The total charge to the reporting segments was as follows: $86.0 million to the North America segment and $9.9 million to the International segment.
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

Beginning in June 2024, two lawsuits were filed in the U.S. District Court for the District of Idaho against the Company and certain of our current and former executive officers alleging violations of the federal securities laws. The lawsuits were consolidated in November 2024. The amended consolidated complaint alleges the defendants made misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system and the Company’s pricing practices. The complaint asserts claims on behalf of a proposed class of purchasers of the Company’s common stock between July 25, 2023 and December 19, 2024. We believe the lawsuit lacks merit and intend to vigorously defend against the allegations.

In November 2024, a class action complaint was filed in the U.S. District Court for the Northern District of Illinois against the Company, certain of our subsidiaries and a number of other producers of frozen potato products alleging violations of antitrust laws. Additional class action complaints were later filed in the same court, based on similar allegations, bringing antitrust claims on behalf of putative classes of direct purchasers, commercial and institutional indirect purchasers, and end-consumer indirect purchasers. Some complaints name a data provider and a trade association as defendants, in addition to producers of frozen potato products. The complaints allege, among other things, that beginning at least as early as January 1, 2021, the defendants conspired to raise the price of frozen potato products above competitive levels in violation of U.S. antitrust laws by coordinating prices of frozen potato products and imposing lockstep price increases, allegedly facilitated by the exchange of non-public information about prices and production. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees. The complaints for each putative class have been ordered to be consolidated and amended. Class actions based on similar allegations have also been filed in Canada, in the Supreme Court of British Columbia and the Superior Court of Quebec. We believe these complaints lack merit and intend to vigorously defend against the allegations. Given the preliminary stage of the proceedings, we are currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 2024 (the “Form 10-K”), which we filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on July 24, 2024.
Forward-Looking Statements
This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “believe,” “reduce,” “estimate,” “deliver,” “remain,” “drive,” “increase,” “improve,” “generate,” “evaluate,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans and strategies and anticipated benefits therefrom, including with respect to the Restructuring Plan (as defined below) and other cost-savings or efficiency initiatives, capital expenditures and investments, pricing actions, operational costs, cash flows, liquidity, dividends, conditions in our operating environment and industry, and prevailing economic conditions in our markets. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: consumer preferences, including restaurant traffic in North America and our international markets, and an uncertain general economic environment, including tariffs, inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; the availability and prices of raw materials and other commodities; operational challenges; our ability to successfully implement the Restructuring Plan or other cost-saving or efficiency initiatives, including achieving the benefits of those activities and possible changes in the size and timing of related charges; shareholder activism; including costs and expenses incurred to address activism matters and distraction of management from business operations; difficulties, disruptions or delays in implementing new technology; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we operate; political and economic conditions in the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the war in Ukraine and conflicts in the Middle East and the possible related heightening of our other known risks; the ultimate outcome of litigation or any product recalls or withdrawals; changes in our relationships with our growers or significant customers; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with integrating acquired businesses, including our former European joint venture, Lamb-Weston/Meijer v.o.f. (“LW EMEA”); risks associated with other possible acquisitions; our debt levels; actions of governments and regulatory factors affecting our businesses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.
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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted Selling, General and Administrative expenses (“SG&A”), Adjusted Restructuring Expense, and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, Adjusted Restructuring Expense, and Adjusted Equity Method Investment Earnings, and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, net income, gross profit, SG&A, restructuring expense, or equity method investment earnings, as applicable. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
Executive Summary

As a result of the actions we took in early fiscal 2025 to drive operational and cost efficiencies, volume trends sequentially improved in the third quarter and we are delivering the cost savings and reduced capital spending outlined in our October 1, 2024 announced restructuring plan (the “Restructuring Plan”).

We continue to be affected by soft restaurant traffic trends as consumer buying power is stretched due to rising prices and economic uncertainty. According to industry publications, global quick service restaurant (QSR) traffic worsened in our fiscal third quarter. QSR hamburger trends declined further with traffic worsening sequentially each month during the quarter. QSR restaurant traffic was down with declines in our larger markets, the U.S. and the United Kingdom, as well as declines in France, Germany and Italy.

During our second fiscal quarter, we took steps to rationalize capacity, permanently closing a manufacturing facility and temporarily curtailing additional lines. Since our second fiscal quarter, industry participants have announced additional capacity, primarily outside of the U.S. Against a backdrop of lower restaurant traffic and increasing manufacturing capacity, we have undertaken a thorough end-to-end review, including an engagement with AlixPartners, a leading global business advisory firm, to assist us in evaluating opportunities for near- and long-term value creation and cost savings, further building on our Restructuring Plan.
Outlook
Looking forward to the fourth quarter of fiscal 2025, we expect sales volumes to be slightly higher than in the third quarter, primarily due to growth in our International segment. We expect costs per pound to increase in the fourth quarter. This reflects seasonal trends, particularly the third quarter benefit from seasonally lower costs as we transport and process direct from the field. We expect input and transportation and warehousing costs to remain high. In addition, we expect an increase in planned maintenance and curtailment-related downtime associated with our previously revised demand outlook will more than offset benefits from continued improvement in our global manufacturing operations.

On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. We are a global business that allows us to provide most of our customers with local/regional supply. The recently announced tariffs exempt imports that are compliant with the United States-Mexico-Canada trading agreement (“USMCA”), which includes french fries imported from Canada. As such, the products we manufacture at our one production facility in Canada and import to the U.S. are exempt from these tariffs. We source approximately 5 percent of our inputs from Canada, primarily edible oils and natural gas, which are also USMCA compliant and therefore, exempt from the recently announced tariffs. We are evaluating our other expenditures to assess the impact of the recent tariff announcements, but do not currently expect them to have a significant impact on our fiscal 2025 financial results. In addition, our U.S. manufacturing operations export in the mid- to high-teens as a percent of total volume and net sales, which could be subject to future retaliatory tariffs, if any. Given the timing and uncertainty of tariffs, including potential retaliatory tariffs, we have not included any impact from potential tariffs in our outlook above.
Restructuring Plan
Our Restructuring Plan is designed to drive operational and cost efficiencies and improve cash flows. The Restructuring Plan includes the permanent closure of a manufacturing facility, the temporary curtailment of certain production lines and schedules across our manufacturing network in North America, and reductions in employee headcount, other operating expenses, and capital expenditures.
In connection with the Restructuring Plan, we expect to recognize total pre-tax charges of $190 million to $210 million. Any changes to estimates or timing will be reflected in our results of operations in future periods. We expect actions in connection with the Restructuring Plan will be substantially complete by the end of the fourth quarter of fiscal 2025 or early fiscal 2026. We estimate that the Restructuring Plan will generate approximately $55 million in pre-tax cost savings and reduce working capital in fiscal 2025.
Net income for the thirteen weeks ended February 23, 2025 included:
•$10.3 million ($7.7 million after-tax, or $0.05 per share) of pre-tax charges;
◦$0.7 million ($0.5 million after-tax, or zero per share) was included in Cost of sales; and
◦$9.6 million ($7.2 million after-tax, or $0.05 per share) was included in Restructuring expense
Net income for the thirty-nine weeks ended February 23, 2025 included:
•$169.4 million ($131.3 million after-tax, or $0.91 per share) of pre-tax charges, of which $120.2 million are cash expenses and $49.2 million of non-cash expenses;
◦$76.2 million ($57.9 million after-tax, or $0.40 per share) was included in Cost of sales;
◦$84.2 million ($66.5 million after-tax, or $0.46 per share) was included in Restructuring expense; and
◦$9.0 million ($6.9 million after-tax, or $0.05 per share) was included in Equity method investment earnings.

For more information related to the Restructuring Plan, see Note 4, Restructuring Plan, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” in this report.
Results of Operations
Thirteen Weeks Ended February 23, 2025 compared to Thirteen Weeks Ended February 25, 2024
Net Sales and Segment Adjusted EBITDA

	Thirteen Weeks Ended
(in millions, except percentages)	February 23, 2025	February 25, 2024	% Increase (Decrease)
Segment net sales
North America	$986.3	$947.5	4%
International	534.2	510.8	5%
	$1,520.5	$1,458.3	4%

Segment Adjusted EBITDA
North America	$300.7	$285.9	5%
International	93.2	101.7	(8)%
Net Sales

Compared to the prior year quarter, net sales for the third quarter of fiscal 2025 increased $62.2 million, or 4%, to $1,520.5 million. Volume increased 9% compared to the prior year quarter as we fully replaced the combined regional, small, and retail customer volume lost in the prior year, during our transition to a new ERP system, in addition to recent customer contract wins across each of our channels and geographic regions, net of volume losses. These benefits were partially offset by soft global restaurant traffic trends. Price/mix declined 5%, reflecting the impact of planned investments in price to compete in the increasingly competitive environment in both the North America and International segments.

North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, increased $38.8 million, or 4%, to $986.3 million. Volume increased 8% compared to the prior year quarter as we fully replaced the combined regional, small, and retail customer volume lost in the prior year during our transition to a new ERP system. We also had recent customer contract wins across each of our channels, net of volume losses primarily in our quick service channel, which were partially offset by soft restaurant traffic trends. Price/mix declined 4%, due to planned investments in price and trade, which was only partially offset by favorable channel and product mix. The favorable mix was attributable to fully replacing the combined volume of regional, small and retail customers that was harder to fill in the prior year quarter due to the ERP transition.
International segment net sales, which includes all sales to customers outside of North America, increased $23.4 million, or 5%, to $534.2 million. Despite soft restaurant traffic, volume increased 12%, led primarily by chain customer contract wins in key international markets and to a lesser extent, lapping unfilled orders due to the prior year ERP transition. These volume increases were partially offset by the carryover effect of our decision in the prior year to exit certain lower-priced and lower-margin business in Europe to strategically manage customer and product mix. Price/mix declined 7% related to pricing actions in key international markets in response to the competitive environment along with unfavorable changes in foreign currencies.
Gross Profit
Gross profit increased $18.8 million versus the prior year quarter to $422.5 million, and included $2.8 million ($2.2 million after-tax, or $0.02 per share) of unrealized gains related to mark-to-market adjustments associated with commodity hedging contracts and $0.7 million of charges ($0.5 million after-tax, or zero per share) related to the Restructuring Plan. The prior year quarter included $23.3 million ($17.3 million after-tax, or $0.12 per share) of unrealized losses related to mark-to-market adjustments associated with commodity hedging contracts.
Adjusted Gross Profit declined $6.6 million versus the prior year quarter to $420.4 million due primarily to unfavorable price/mix, higher transportation and warehousing costs primarily driven by higher warehouse inventories, and $16.2 million of higher depreciation expense largely associated with our recent capacity expansions in the Netherlands and the U.S. This decline was partially offset by higher sales volumes and lower manufacturing costs per pound, which included lapping $53.5 million of pre-tax charges in the prior year (including an estimated $33 million of incremental costs associated with the ERP transition and a $20.5 million charge for the write-off of excess raw potatoes), and a current year reduction in North America raw potato prices.
Selling, General and Administrative Expenses
SG&A declined $15.6 million versus the prior year quarter to $164.2 million including $3.1 million ($2.4 million after-tax, or $0.02 per share) of unrealized gains related to mark-to-market adjustments associated with currency hedging contracts, $7.0 million ($5.0 million after-tax, or $0.04 per share) of foreign currency exchange losses, a gain of $0.6 million ($0.4 million after-tax, or zero per share) related to blue chip swap transactions in Argentina, and $3.7 million ($2.9 million after-tax, $0.02 per share) of expenses related to ongoing shareholder activism matters. The prior year quarter included $4.0 million ($3.0 million after-tax, or $0.02 per share) of unrealized losses related to mark-to-market adjustments associated with currency hedging contracts, $16.4 million ($12.4 million after-tax, or $0.08 per share) of foreign currency exchange losses, a gain of $7.4 million ($5.6 million after-tax, or $0.04 per share) related to blue chip swap transactions in Argentina, and $2.4 million ($1.8 million after-tax, or $0.01 per share) of integration and acquisition-related expenses associated with the completion of our acquisition of the remaining interest in LW EMEA.
Adjusted SG&A declined $7.2 million versus the prior year quarter to $157.2 million, primarily related to lapping higher expenses associated with the ERP implementation in the third quarter of fiscal 2024 and cost savings associated with the Restructuring Plan and other management initiatives to reduce costs, partially offset by the timing of compensation and benefit accruals.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income declined $0.1 million from the prior year quarter to $146.0 million. Net income in the current quarter included a total net loss of $10.6 million ($14.5 million before tax, or $0.07 per share) resulting from unrealized mark-to-market derivative gains, foreign currency exchange losses, gains on blue chip swap transactions in Argentina, and other items impacting comparability. Net income in the prior year quarter included an estimated $72 million negative impact associated with the ERP transition. In addition, the prior year quarter included a total net loss of $28.9 million ($38.7 million before tax, or $0.19 per share) resulting from unrealized mark-to-market derivative gains, foreign currency exchange losses, gains on blue chip swap transactions in Argentina, and other items impacting comparability.

Adjusted EBITDA increased $20.2 million versus the prior year quarter to $363.8 million, primarily due to higher net sales and lower Adjusted SG&A, which were partially offset by lower Adjusted Gross Profit. Adjusted EBITDA in the prior year quarter included an approximately $95 million negative impact from the ERP transition and a $25.0 million charge for the write-off of excess raw potatoes, of which $4.5 million was recorded in equity method investment earnings.
North America Segment Adjusted EBITDA increased $14.8 million versus the prior year quarter to $300.7 million. The increase was driven by higher sales volume and lower manufacturing costs per pound, which included lapping the impact of the ERP transition, a pre-tax charge of $22.7 million for the write-off of excess raw potatoes, and lower raw potato prices in the current year. The benefits of these items were partially offset by planned investments in price and trade. North America Segment Adjusted EBITDA in the prior year quarter included an approximately $83 million negative impact of the ERP transition related to lower order fulfillment rates and incremental costs and expenses.
International Segment Adjusted EBITDA declined $8.5 million versus the prior year quarter to $93.2 million, including approximately $5 million of losses in the prior year related to lower order fulfillment rates associated with the ERP transition and a $2.3 million allocated charge for the write-off of excess raw potatoes. Unfavorable price/mix was partially offset by increased sales volume and lower manufacturing costs per pound.
Interest Expense, Net
Interest expense, net increased $11.6 million, versus the prior year quarter, to $47.3 million, reflecting the impact of higher total debt outstanding and lower capitalized interest related to our manufacturing expansion projects.
Income Tax Expense

Income tax expense for the third quarter of fiscal 2025 and 2024 was $57.5 million and $43.1 million, respectively. Our effective tax rate in the third quarter of 2025 was 28.3%, versus 22.8% in the third quarter of fiscal 2024. The increase is largely due to foreign losses without tax benefits and a higher proportion of overall earnings in our International segment.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were $2.1 million and $1.0 million for the third quarter of fiscal 2025 and 2024, respectively. Equity method investment earnings in the prior year quarter included a $4.5 million charge for the write-off of excess raw potatoes. The results for the current and prior year quarters reflect earnings associated with our 50% interest in Lamb Weston/RDO Frozen, an unconsolidated potato processing joint venture in Minnesota (“Lamb Weston RDO”).
Thirty-Nine Weeks Ended February 23, 2025 compared to Thirty-Nine Weeks Ended February 25, 2024
Net Sales and Segment Adjusted EBITDA

	Thirty-Nine Weeks Ended
(in millions, except percentages)	February 23, 2025	February 25, 2024	% Increase (Decrease)
Segment net sales
North America	$3,162.1	$3,250.0	(3)%
International	1,613.4	1,605.7	—%
	$4,775.5	$4,855.7	(2)%

Segment Adjusted EBITDA
North America	$843.5	$986.6	(15)%
International	191.1	291.5	(34)%
Net Sales
Compared to the first three quarters of fiscal 2024, net sales declined $80.2 million, or 2%, to $4,775.5 million.

Despite soft global restaurant traffic trends, volume was flat compared to the prior year period as we fully replaced the combined regional, small, and retail customer volume lost in the prior year during our transition to a new ERP system and gained incremental volume from recent customer contract wins across each of our channels and geographic regions, net of volume losses. These factors were offset by the impact of soft global restaurant traffic trends, the carryover effect of our decision in the prior year to exit certain lower-priced and lower-margin business in Europe, and the impact of a previously announced voluntary product withdrawal initiated in late fiscal 2024. Price/mix declined 2% compared to the prior year period, reflecting planned investments in price to compete in the increasingly competitive environment in both the North America and International segments and unfavorable channel and product mix.
North America segment net sales declined $87.9 million, or 3%, to $3,162.1 million. Volume declined 1%, largely reflecting the impact of customer volume losses, net of gains and softening restaurant traffic in the U.S., largely offset by lapping unfilled customer orders during the ERP transition in the third quarter of fiscal 2024. Price/mix declined 2%, reflecting planned investments in price and trade support across all sales channels, more than offsetting the carryover benefit of inflation-driven pricing actions taken in fiscal 2024 for contracts with large and regional chain restaurant customers.
International segment net sales increased $7.7 million to $1,613.4 million. Volume was slightly up, reflecting volume growth in key international markets outside of Europe, mostly offset by customer volume losses, net of gains and the carryover effect of our decision in the prior year to exit certain lower-priced and lower-margin business in Europe. Price/mix was flat reflecting the benefit of inflation-driven pricing actions in Europe in fiscal 2024, offset by pricing actions in key international markets in response to a more competitive environment in fiscal 2025.
Gross Profit
Compared to the first three quarters of fiscal 2024, gross profit declined $322.5 million to $1,056.3 million, and included $15.5 million ($11.6 million after-tax, or $0.08 per share) of unrealized gains related to mark-to-market adjustments associated with commodity hedging contracts and a $76.2 million pre-tax charge ($57.9 million after-tax, or $0.40 per share) related to the Restructuring Plan. The prior year period included $3.8 million ($2.9 million after-tax, or $0.02 per share) of unrealized gains related to mark-to-market adjustments associated with commodity hedging contracts, and $20.7 million of costs ($15.4 million after-tax, or $0.11 per share) associated with the sale of inventory stepped-up to fair value following the completion of our acquisition of the remaining interest in LW EMEA.
Adjusted Gross Profit declined $278.7 million versus the first three quarters of fiscal 2024 to $1,117.0 million.
•The current year period included $78.5 million of pre-tax charges including $47.5 million of higher depreciation expense largely associated with our recent capacity expansions in the Netherlands, China, and the U.S. and an approximately $31 million charge associated with the voluntary product withdrawal initiated in the fourth quarter of the prior year.
•The prior year period included $118.1 million of pre-tax charges, including an $85.1 million pre-tax charge for the write-off of excess raw potatoes, largely reflecting a reduction in our initial sales estimate that was developed in January 2023 for the following year, as well as a higher-than-expected impact on customer shipments associated with the transition to a new ERP system, and an estimated $33 million of pre-tax costs associated with the ERP transition.
•After the pre-tax charges described above, Adjusted Gross Profit declined primarily related to higher manufacturing and transportation and warehousing costs per pound and unfavorable price/mix. The higher manufacturing costs per pound largely reflected input cost inflation, primarily driven by higher raw potato costs in the first half of the year, utilization-related production costs and inefficiencies, and higher transportation and warehouse costs due primarily to higher finished goods inventory levels during the current year.
Selling, General and Administrative Expenses
Compared to the first three quarters of fiscal 2024, SG&A declined $33.2 million to $492.8 million, including $3.7 million ($2.7 million after-tax, or $0.02 per share) of unrealized losses related to mark-to-market adjustments associated with currency hedging contracts, $17.2 million ($12.6 million after-tax, or $0.09 per share) of foreign currency exchange losses, a gain of $20.5 million ($19.7 million after-tax, or $0.14 per share) related to blue chip swap transactions in Argentina, and $4.1 million ($3.2 million after-tax, or $0.02 per share) of expenses related to ongoing shareholder activism matters. The prior year period included $5.4 million ($4.0 million after-tax, or $0.03 per share) of unrealized losses related to mark-to-market adjustments associated with currency hedging contracts, $21.8 million ($16.4 million after-tax, or $0.11 per share) of foreign currency exchange losses, a gain of $14.5 million ($10.9 million after-tax, or $0.08 per share) related to blue chip swap transactions in Argentina, and $11.2 million ($8.4 million after-tax, or $0.05 per share) of LW EMEA integration and acquisition-related expenses.
Adjusted SG&A declined $13.8 million to $488.3 million, primarily related to lapping higher external costs associated with the ERP transition in the prior year, net of increased non cash amortization and expenses related to the ERP transition, cost savings associated with the Restructuring Plan, and other management initiatives to reduce costs.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Compared to the first three quarters of 2024, net income declined $358.5 million to $237.3 million. Net income in the current period included a total net loss of $118.5 million ($158.4 million before tax, or $0.82 per share) including unrealized mark-to-market derivative gains and losses, foreign currency exchange losses, gains resulting from blue chip swap transactions in Argentina, and other items impacting comparability. Net income in the prior period included a total net loss of $30.4 million ($40.8 million before tax, or $0.20 per share) including unrealized mark-to-market derivative gains and losses, foreign currency exchange losses, gains resulting from blue chip swap transactions in Argentina, and other items impacting comparability.
Compared to the first three quarters of fiscal 2024, Adjusted EBITDA declined $197.8 million to $935.6 million, primarily due to higher costs per pound (as discussed above under Adjusted Gross Profit), unfavorable price/mix, and an approximately $31 million charge for the voluntary product withdrawal initiated in the fourth quarter of fiscal 2024. Adjusted EBITDA in the prior year period included a $95.9 million pre-tax charge for the write-off of excess raw potatoes, of which $10.8 million was recorded in equity method investment earnings, and an estimated $95 million negative impact from the ERP transition in the third quarter of fiscal 2024.
North America Segment Adjusted EBITDA declined $143.1 million to $843.5 million, primarily due to higher manufacturing costs per pound, mostly driven by higher transportation and warehousing costs and higher raw potato prices during the first half of the year, lower net sales driven by unfavorable price/mix and lower sales volume, and an approximately $19 million charge for the voluntary product withdrawal, initiated in the fourth quarter of fiscal 2024, for products manufactured in North America. North America Adjusted EBITDA in the prior year period included a $86.0 million charge for the write-off of excess raw potatoes and an estimated $83 million negative impact from the ERP transition in the third quarter of fiscal 2024.
International Segment Adjusted EBITDA declined $100.4 million to $191.1 million. International Segment Adjusted EBITDA in the current year period included an approximately $12 million allocated charge for the impact of the voluntary product withdrawal initiated in the fourth quarter of fiscal 2024. The prior year period included $14.9 million of pre-tax losses including a $9.9 million allocated charge for the write-off of excess raw potatoes and an estimated $5 million negative impact from the ERP transition in the third quarter of fiscal 2024. After these pre-tax charges, the decline in International Segment Adjusted EBITDA primarily related to higher manufacturing costs per pound, primarily due to higher raw potato costs and higher transportation and warehousing costs driven mostly by an increase in freight expense related to U.S. imports.
Interest Expense, Net
Compared with the first three quarters of fiscal 2024, interest expense, net increased $40.3 million to $135.8 million, reflecting the impact of higher total debt outstanding and lower capitalized interest related to our manufacturing expansion projects.
Income Tax Expense
Income tax expense for the first three quarters of fiscal 2025 and 2024 was $121.7 million and $179.3 million, respectively. During the first three quarters of fiscal 2025, we recorded a $39.9 million tax benefit, which primarily reflects a $38.1 million tax benefit related to charges associated with the Restructuring Plan. The remaining portion of the income tax benefit for the fiscal 2025 period is attributable to gains resulting from blue chip swap transactions in Argentina, foreign currency exchange losses, unrealized mark-to-market derivative gains and losses, and other items impacting comparability. Additionally, we recorded an $18.2 million discrete tax expense in fiscal 2025, primarily related to the establishment of a non-cash full valuation allowance against certain international deferred tax assets. Our effective tax rate for the first three quarters of fiscal 2025 was 33.9%, versus 23.1% for the same period of fiscal 2024. Excluding the impact of the items above, our effective tax rate in the first three quarters of fiscal 2025 was 27.7% versus 23.3% in the first three quarters of fiscal 2024, with the increase largely due to foreign losses without tax benefits and a higher proportion of overall earnings in our International segment.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were $15.5 million and $17.8 million for the first three quarters of fiscal 2025 and 2024, respectively. The results in the current period include $9.0 million ($6.9 million after-tax, or $0.05 per share) of costs related to the Restructuring Plan. Excluding this item, Adjusted Equity Method Investment Earnings increased $6.7 million to $24.5 million. Equity method investment earnings in the prior year period included a pre-tax charge of $10.8 million for the write-off of excess raw potatoes. The results for the first three quarters of fiscal 2025 and 2024 reflect earnings associated with our 50% interest in Lamb Weston RDO.
Liquidity and Capital Resources
Sources and Uses of Cash
As of February 23, 2025, we had $67.5 million of cash and cash equivalents, with $1,052.5 million available for borrowing under our revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our revolving credit facility, are our primary sources of liquidity for funding our business requirements. Our funding requirements include capital expenditures for our manufacturing capacity expansion in Argentina and our recently completed manufacturing capacity expansion in the Netherlands, working capital requirements, and shareholder returns, including cash dividends and repurchases under our share repurchase program.
Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirty-Nine Weeks Ended
(in millions)	February 23, 2025	February 25, 2024
Net cash flows provided by (used for):
Operating activities	$485.3	$481.5
Investing activities	(559.0)	(824.8)
Financing activities	69.4	100.1
	(4.3)	(243.2)
Effect of exchange rate changes on cash and cash equivalents	0.4	0.7
Net decrease in cash and cash equivalents	(3.9)	(242.5)
Cash and cash equivalents, beginning of period	71.4	304.8
Cash and cash equivalents, end of period	$67.5	$62.3
Operating Activities
In the first three quarters of fiscal 2025, cash provided by operating activities increased $3.8 million to $485.3 million. The increase largely relates to $274.0 million of favorable changes in working capital, mostly attributable to a greater build of inventory in the third quarter of the prior year related to the ERP transition. This was mostly offset by $270.2 million of lower income after adjustments for non-cash operating activities. See “Results of Operations” in this MD&A for more information related to the decrease in income from operations.
Investing Activities
Investing activities used $559.0 million of cash in the first three quarters of fiscal 2025, compared with $824.8 million in the same period in the prior year. Expenditures in both periods primarily related to our investments to expand our french fry capacity and other facility modernization efforts in China, the Netherlands, the U.S., and Argentina. The projects in China and the U.S. were completed during the second and fourth quarters of fiscal 2024, respectively. The project in the Netherlands was completed during the second quarter of fiscal 2025, while the project in Argentina is on track to be completed by mid-calendar year 2025. In connection with the Restructuring Plan, we decreased our estimate of capital expenditures in fiscal 2025 by $100 million to $750 million excluding acquisitions, which included pausing the next phase of our ERP build and implementation. Depending on the timing of cash paid for the Argentina expansion, our cash investments may result in 2025 spending below $750 million and push into fiscal 2026.
Financing Activities
During the first three quarters of fiscal 2025, we borrowed $162.2 million under our revolving credit facility and $525.3 million under new long-term debt facilities, which primarily included our new $500 million Term A-5 loan facility. The funds from the new term loan facility were used primarily to repay the Term A-1 loan facility and outstanding borrowings under our revolving credit facility. In the aggregate, we used $193.8 million of cash to repurchase 2,972,221 shares of our common stock at an average price of $61.23 per share and withheld 202,190 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $154.7 million in cash dividends to common stockholders during the first three quarters of fiscal 2025.
During the first three quarters of fiscal 2024, proceeds from short-term borrowings and debt issuances were $429.2 million, of which $379.1 million were short-term. The increase in short-term borrowings related to continued investments to expand french fry capacity and unfavorable third quarter cash receipts for products shipped due to lower customer order fulfillment rates as we transitioned to our new ERP system. We used $165.1 million of cash to repurchase 1,564,351 shares of our common stock at an average price of $95.89 per share, and we withheld 144,260 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $122.0 million in cash dividends to our common stockholders and repaid $42.0 million of other debt and financing obligations.
For more information about our debt, interest rates, maturity dates, and covenants, see Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 6, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At February 23, 2025, we were in compliance with the financial covenant ratios and other covenants contained in our debt agreements.
Obligations and Commitments
On September 27, 2024, we entered into a new $500 million term loan facility, the proceeds of which were used to repay the remaining $225 million balance of our Term A-1 loan facility and $275 million of outstanding borrowings under our revolving credit facility. Except for these transactions, there have been no other material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

See Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for more information.
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

The non-GAAP financial measures presented in this report should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP that are also presented in this report. These measures are not substitutes for their comparable GAAP financial measures, such as net income, gross profit, SG&A, restructuring expense, equity method investment earnings, or other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way we do.
The following table reconciles net income to Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Net income (a)	$146.0	$146.1	$237.3	$595.8
Interest expense, net	47.3	35.7	135.8	95.5
Income tax expense	57.5	43.1	121.7	179.3
Income from operations including equity method investment earnings	250.8	224.9	494.8	870.6
Depreciation and amortization (b)	98.5	80.0	282.4	222.0
Unrealized derivative (gains) losses	(5.9)	27.3	(11.8)	1.6
Foreign currency exchange losses	7.0	16.4	17.2	21.8
Blue chip swap transaction gains (c)	(0.6)	(7.4)	(20.5)	(14.5)
Items impacting comparability:
Restructuring Plan expenses (d)	10.3	—	169.4	—
Shareholder activism expense (e)	3.7	—	4.1	—
Inventory step-up from acquisition	—	—	—	20.7
Integration and acquisition-related items, net	—	2.4	—	11.2
Adjusted EBITDA	$363.8	$343.6	$935.6	$1,133.4
___________________________________________
(a)Net income reflects the following:
i.During the thirteen and thirty-nine weeks ended February 23, 2025, we recorded an approximately $9 million ($7 million after-tax, or $0.05 per share) benefit and $31 million ($24 million after-tax, or $0.17 per share) charge related to the voluntary product withdrawal that was initiated in the fourth quarter of fiscal 2024.
ii.We recorded a $25.0 million charge ($19.0 million after-tax, or $0.13 per share) and $95.9 million charge ($72.9 million after-tax, or $0.50 per share) for the write-off of excess raw potatoes in North America for the thirteen and thirty-nine weeks ended February 25, 2024, respectively, largely reflecting a reduction in our initial sales estimate that was developed in January 2023 for the following year, as well as a higher-than-expected impact on customer shipments associated with the transition to a new ERP system.
•For the thirteen weeks ended February 25, 2024, we recorded a $20.5 million charge ($15.6 million after-tax, or $0.11 per share) in cost of sales, and a $4.5 million charge ($3.4 million after-tax, or $0.02 per share) in equity method investment earnings. The total charge to the reporting segments was as follows: $22.7 million to the North America segment; and $2.3 million to the International segment.
•For the thirty-nine weeks ended February 25, 2024, we recorded a $85.1 million charge ($64.7 million after-tax, or $0.44 per share) in cost of sales, and a $10.8 million charge ($8.2 million after-tax, or $0.06 per share) in equity method investment earnings. The total charge to the reporting segments was as follows: $86.0 million to the North America segment and $9.9 million to the international segment.
iii.For both the thirteen and thirty-nine weeks ended February 25, 2024, our results were negatively impacted by the ERP transition, which we estimate impacted net sales by approximately $135 million, with $123 million and $12 million in our North America and International segments, respectively. We estimate net income was impacted by approximately $95 million ($72 million after taxes), including approximately $55 million ($42 million after taxes) related to lower order fulfillment rates and approximately $40 million ($30 million after taxes) of incremental costs and expenses, of which approximately $7 million ($5 million after taxes) was a reduction in gross sales, and included accrued fees and charges for delayed or unfilled customer orders; approximately $26 million ($20 million after taxes) was recorded in cost of sales, and included reduced fixed cost coverage and inefficiencies resulting from planned downtime at our processing facilities, as well as additional freight charges; and approximately $7 million ($5 million after taxes) was recorded in SG&A, and largely included consulting expenses to restore order fulfillment rates. We estimate that approximately $83 million impacted the North America segment, approximately $5 million impacted the International segment, and approximately $7 million impacted unallocated corporate costs.
(b)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.0 million and $2.1 million for the thirteen weeks ended February 23, 2025 and February 25, 2024, respectively; and $6.1 million and $6.4 million for the thirty-nine weeks ended February 23, 2025 and February 25, 2024, respectively. Depreciation expense does not include $4.5 million and $33.4 million of accelerated depreciation related to the closure of our manufacturing facility in Connell, Washington for the thirteen and thirty-nine weeks ended February 23, 2025, respectively.
(c)We enter into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding our previously announced capacity expansion project in Argentina. The blue chip swap rate can diverge significantly from Argentina's official exchange rate.
(d)Restructuring plan expenses relate to the Restructuring Plan. Refer to Footnote 4 in the Condensed Notes to Consolidated Financial Statements (unaudited), within “Part I, Item I. Financial Statements of this Form 10-Q.”
(e)Represents advisory fees related to shareholder activism matters.
The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, restructuring expense to Adjusted Restructuring Expense and equity method investment earnings to Adjusted Equity Method Investment Earnings.

	For the Thirteen Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
(in millions)	Gross Profit		Selling, General and Administrative		Restructuring Expense		Equity Method Investment Earnings
As reported	$422.5	$403.7	$164.2	$179.8	$9.6	$—	$2.1	$1.0
Unrealized derivative gains and losses	(2.8)	23.3	3.1	(4.0)	—	—	—	—
Foreign currency exchange gains and losses	—	—	(7.0)	(16.4)	—	—	—	—
Blue chip swap transaction gains	—	—	0.6	7.4	—	—	—	—
Items impacting comparability:
Restructuring Plan expenses	0.7	—	—	—	(9.6)	—	—	—
Shareholder activism expense	—	—	(3.7)	—	—	—	—	—
Integration and acquisition-related items, net	—	—	—	(2.4)	—	—	—	—
Total adjustments	(2.1)	23.3	(7.0)	(15.4)	(9.6)	—	—	—
Adjusted	$420.4	$427.0	$157.2	$164.4	$—	$—	$2.1	$1.0

	For the Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
(in millions)	Gross Profit		Selling, General and Administrative		Restructuring Expense		Equity Method Investment Earnings
As reported	$1,056.3	$1,378.8	$492.8	$526.0	$84.2	$—	$15.5	$17.8
Unrealized derivative gains and losses	(15.5)	(3.8)	(3.7)	(5.4)	—	—	—	—
Foreign currency exchange losses	—	—	(17.2)	(21.8)	—	—	—	—
Blue chip swap transaction gains	—	—	20.5	14.5	—	—	—	—
Items impacting comparability:
Restructuring Plan expenses	76.2	—	—	—	(84.2)	—	9.0	—
Shareholder activism expense	—	—	(4.1)	—	—	—	—	—
Inventory step-up from acquisition	—	20.7	—	—	—	—	—	—
Integration and acquisition-related items, net	—	—	—	(11.2)	—	—	—
Total adjustments	60.7	16.9	(4.5)	(23.9)	(84.2)	—	9.0	—
Adjusted	$1,117.0	$1,395.7	$488.3	$502.1	$—	$—	$24.5	$17.8
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the third quarter of fiscal 2025.
New and Recently Adopted Accounting Pronouncements
For a list of our new and recently adopted accounting pronouncements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item I. Financial Statements” of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As we operate globally, we are primarily exposed to currency exchange rate, commodity price and interest rate market risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results.

There have been no material changes to our market risk during the thirty-nine weeks ended February 23, 2025. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended May 26, 2024.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 23, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended February 23, 2025, and determined that there were no changes in our internal control over financial reporting during the quarter ended February 23, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended February 23, 2025 were as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
November 25, 2024 through December 22, 2024	233	$80.30	—	$558
December 23, 2024 through January 19, 2025	1,565,957	$64.14	1,559,369	$458
January 20, 2025 through February 23, 2025	7,637	$58.92	—	$458
Total	1,573,827
___________________________________________
(a)Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 19, 2024, we announced that the Board of Directors (the “Board”) increased our total share repurchase authorization under our existing $500 million share repurchase program by $250 million to an aggregate amount of $750 million. As of February 23, 2025 approximately $458 million remained authorized and available for repurchase under the program. The program has no expiration date. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions or accelerated share repurchases or other structured transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended February 23, 2025, no such plans or arrangements were adopted or terminated, including by modification.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1
Letter Agreement, dated as of December 18, 2024, between Lamb Weston Holdings, Inc. and Michael J. Smith, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.'s Current Report on Form 8-K filed on December 23, 2024 (File No. 001-37830)

10.2
Transition and Separation Agreement, dated as of December 23, 2024, between Lamb Weston Holdings, Inc. and Thomas P. Werner, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.'s Current Report on Form 8-K filed on December 23, 2024 (File No. 001-37830)

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

Dated this 3rd day of April, 2025