Form 10-K
period 2025-05-25
Lamb Weston Holdings, Inc.
filed 2025-07-23
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 25, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock of Lamb Weston Holdings, Inc. held by non-affiliates as of November 22, 2024 (the last trading day of the registrant's most recently completed second fiscal quarter) was approximately $10.9 billion based upon the closing sale price of the common stock as reported on the New York Stock Exchange on such date. As of July 17, 2025, the registrant had 139,300,813 shares of common stock, par value $1.00 per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ii

Forward-Looking Statements
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “believe,” “reduce,” “estimate,” “decline,” “benefit,” “focus,” “strengthen,” “achieve,” “deliver,” “remain,” “drive,” “increase,” “improve,” “grow,” “invest,” “evaluate,” “perform,” “create,” “take,” “support,” “win,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans and strategies and anticipated benefits therefrom, including restructuring plans and other cost-savings or efficiency initiatives, capital expenditures and investments, innovation, employee safety and human capital, pricing actions, operational costs, cash flows, liquidity, dividends, share repurchases, and anticipated conditions in our industry and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: consumer preferences, including restaurant traffic in North America and our international markets, and an uncertain general economic environment, including tariffs, inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; the availability and prices of raw materials and other commodities; operational challenges; our ability to successfully implement our restructuring plans or other cost-savings or efficiency initiatives, including achieving the benefits of those activities and possible changes in the size and timing of related charges; difficulties, disruptions or delays in implementing new technology; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we operate; political and economic conditions in the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the war in Ukraine and conflicts in the Middle East and the possible related heightening of our other known risks; the ultimate outcome of litigation or any product recalls or withdrawals; changes in our relationships with our growers or significant customers; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with integrating acquired businesses, including our former European joint venture, Lamb-Weston/Meijer v.o.f. (“LW EMEA”); risks associated with other possible acquisitions; our debt levels; actions of governments and regulatory factors affecting our businesses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), including those described under the heading “Item 1A. Risk Factors” in this Form 10-K. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.
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
For more information, see Note 6, Other Assets, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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
Products are generally shipped from warehouse distribution centers where they are consolidated for shipment to customers if an order includes products manufactured in more than one production facility or product category. Some customers also pick up their orders at distribution centers.
A relatively limited number of customers account for a large percentage of our consolidated net sales. In fiscal 2025, our ten largest customers accounted for approximately 50% of our net sales. In fiscal 2025, 2024, and 2023, our largest customer, McDonald’s Corporation, accounted for approximately 15%, 14%, and 13%, respectively, of our consolidated net sales. No other customer accounted for more than 10% of our consolidated net sales in fiscal 2025, 2024, and 2023.
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

Trademarks, Licenses and Patents
Our trademarks are material to our business and are protected by registration or other means in the U.S. and most other geographic markets where the related food items are sold. Depending on the country, trademarks generally remain valid for as long as they are in use or their registrations are maintained. Trademark registrations generally are for renewable, fixed terms. Our significant trademarks include Lamb Weston, Lamb Weston Supreme, Lamb Weston Seeing Possibilities in Potatoes (and design), Possibilities in Potatoes (and design), Lamb Weston Seasoned, Lamb Weston Private Reserve, Lamb Weston Stealth Fries, Lamb Weston Colossal Crisp, Lamb Weston Crispy on Delivery, Twister Fries, and CrissCut. We also sell certain products in connection with marks such as Grown in Idaho and Alexia, which we license from third parties.
We own numerous patents worldwide. We consider our portfolio of patents, patent applications, patent licenses, proprietary trade secrets, technology, know-how processes, and related intellectual property rights to be material to our operations. Patents, issued or applied for, cover inventions, including packaging, manufacturing processes, equipment, formulations, and designs. Our issued patents extend for varying periods according to the date of the patent application filing or grant, the legal term of patents in the various countries where patent protection is obtained, and, in most countries, the payment of fees to maintain the patents. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country, which may, in some countries, depend in part on appropriate patent marking and working the patents.
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
The prices paid for these raw materials, as well as other raw materials used in making our products, generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, fuel prices, energy costs, labor, freight transportation, logistics, general U.S. and global economic conditions, and the effects of governmental agricultural programs. The prices of raw materials can fluctuate as a result of these factors.
During fiscal 2025, we continued to face increased costs for the primary raw materials for our products, including potatoes, edible oils, packaging, grains, starches, and energy inputs. We seek to mitigate higher input costs through long-term relationships, contracting strategies, and hedging activities where an active market for an input exists, as well as, through our pricing and productivity initiatives. See also “Item 1A. Risk Factors” for a discussion of risks related to our input costs.
Manufacturing
We operate 26 production facilities for our products. See “Item 2. Properties” for more information about our production facilities. In addition to our own production facilities, we source a portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned production facilities most effectively.
International Operations
At May 25, 2025, we had operations in 32 countries, with sales support in each of these countries and production and processing facilities in eight countries. See Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our U.S. and non-U.S. operations. Also see “Item 2. Properties,” for more information on our production and other facilities. For a discussion of risks related to our operations outside the U.S., see “Item 1A. Risk Factors” of this Form 10-K.

Competition
The value-added frozen potato products industry in North America, Europe and other international markets is highly competitive. Competitors include large North American and European frozen potato product companies that compete globally, as well as local and regional companies. The international markets are highly fragmented with increased production capacity recently being added by local companies in emerging markets like Saudi Arabia and India. Significant competitors include Agristo NV, Aviko B.V., Cavendish Farms Corporation, Clarebout Potatoes NV, Farm Frites International B.V., J.R. Simplot Company, The Kraft Heinz Company, and McCain Foods Limited. Some of our competitors are larger and have substantially more financial, sales and marketing, and other resources than us. In addition, some local competitors are vertically integrated, which enables them to produce potato products at lower costs. We compete with producers of similar products on the basis of, among other things, customer service and support, value, product innovation, product quality, brand recognition and loyalty, price, and the ability to identify and satisfy customer and consumer preferences. The markets in which we operate are expected to remain highly competitive for the foreseeable future. See also “Item 1A. Risk Factors – Industry Risks – Increased competition may result in reduced sales or profits” of this Form 10-K for further discussion of the risks associated with competition in our industry.
Seasonality
Our inventory levels, net sales, segment adjusted EBITDA, and cash flows are affected by seasonality. In general, our segment adjusted EBITDA percentage tends to be highest in our fiscal third quarter, reflecting the cost benefits of freshly harvested potatoes. We typically harvest potatoes in the Pacific Northwest of the U.S. and Europe in July through October, which is primarily in our fiscal second quarter. While the quality of potatoes affects production efficiency, overall, freshly harvested potatoes process more efficiently in our production lines and are not subject to storage or secondary transport costs. We typically hold 50 to 60 days of finished goods inventory on a first-in-first-out basis, so the costs incurred from our fiscal second quarter harvest, which are generally favorable, will flow through our income statement in our fiscal third quarter. Inventory levels also tend to be higher in our fiscal third quarter, requiring more working capital at that time. In general, net sales and cash flows tend to be higher in our fiscal fourth quarter, reflecting customer and consumer buying patterns.
The number of days of inventory on hand exceeded our typical levels the last two fiscal years primarily due to lower sales volume compared to forecasted amounts. We have working capital initiatives underway to decrease inventories in line with historical levels.
Human Capital Resources
We believe that our employees and our workplace culture are among our most important assets, and that our employees are integral to our ability to achieve our strategic objectives. Attracting, developing, and retaining the best talent globally with the right skills to drive our mission, vision, and values are central components of our strategies for long-term growth. As of July 17, 2025, we had approximately 10,100 employees, of which approximately 3,100 employees work outside of the U.S. As of July 17, 2025, approximately 30% of our employees are parties to collective bargaining agreements with terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times over the next several years. Of the hourly employees who are represented by these contracts, 65% are party to a collective bargaining agreement currently in negotiations or scheduled to expire over the course of the next twelve months. As the agreements expire, we believe they will be renegotiated on terms satisfactory to the parties.
Health and Safety
Our employees’ health, safety, and well-being are our highest priority. We strive for world-class safety at each of our facilities. This means we continuously focus on creating a zero-incident culture. To help achieve this goal, we foster safety leadership throughout the organization as part of our comprehensive environment, health, safety, and sustainability management system. Through ongoing communications, routine assessments of our safety programs, safety and job-related training, daily risk assessments at facilities, defined standards, and safety measures, we strive to improve our safety performance each year.

Total Rewards
Our compensation and benefits are designed to support the financial, mental, and physical well-being of our employees. We are committed to equal pay for equal work. As part of this commitment, we regularly review our compensation practices and benchmark and set pay ranges based on market data and consider various factors such as an employee’s role and experience, job location, and performance. In addition to base salaries, many employees also participate in an annual short-term incentive program and may also receive long-term equity awards. Benefits for U.S. employees include an employee savings 401(k) plan and company matching contributions, health insurance, disability insurance, life insurance, health savings and flexible spending accounts, wellness incentives, annual on-site health screenings, paid time-off, family leave, parental leave, employee assistance programs, and tuition reimbursement opportunities. Benefits for employees outside of the U.S. vary by country but are generally market competitive and representative of prevalent local company sponsored benefit programs. Eligibility for, and the level of, compensation and benefits vary depending on an employee’s full-time or part-time status, work location, job and career level, and tenure with the Company. We regularly review our compensation and benefit programs with the aim of keeping them competitive and designed to meet our employees’ health and wellness needs, which we believe is important to attract and retain the best available talent.
Recruitment, Training, and Development
We believe maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. We use recruitment vehicles, including partnerships with universities and communities, local and national organizations, and various social media outlets, to attract strong talent to our organization. Our leadership and people teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by regularly reviewing strategic positions and identifying potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps, and creating developmental plans to facilitate employee professional growth. We invest in our employees through training and development programs, including both custom internal training and external learning resources, utilizing both live and virtual learning experiences, on the job experiences, rotational assignments, annual and mid-year manager reviews and coaching. These offerings are designed to position employees to execute with excellence in their current roles, accelerate their learning curves, and grow their careers by taking advantage of continuing learning opportunities. For example, in our production facilities, we provide multiple training sessions focused on quality and safety. We also hold courses focused on leadership development for employees and people leaders across our global organization. In addition, with both in-person and our e-learning resources, employees can also focus on timely and topical development areas, including leadership capabilities, management excellence, functional skill building, and inclusion.
Culture and Employee Engagement
We believe that having a workplace culture that supports and values all employees is critical to our success. We believe a workforce with varied perspectives enhances decision-making and drives innovation. We seek to provide a work environment that fosters respect, inclusion, fairness, and dignity, and is free of harassment, discrimination, or fear of retaliation.
To understand employee sentiments, we conduct a comprehensive survey every other year of our global workforce, as well as periodic short pulse surveys in between the comprehensive surveys. This survey was completed in fiscal 2025 and was administered and analyzed by an independent third-party provider. The survey results were then reviewed by our executive leadership team and our Compensation and Human Capital Committee of the Board of Directors (the “Board”). Department leaders were also given the engagement survey results and tasked with taking action based on their employees’ anonymous feedback (both quantitative and qualitative). By considering the results of the survey and implementing actions based on our findings, both at an aggregate enterprise level as well as at department, business, and work group levels, we believe that we have been able to enhance our workplace culture and improve overall employee engagement levels.

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
Information About Our Executive Officers
The following are our executive officers as of July 17, 2025:

Name	Title	Age
Michael J. Smith	Director, President and Chief Executive Officer	48
Michael C. Crowley	President, North America	52
Benjamin Heselton	Chief Information Officer	53
Bernadette M. Madarieta	Chief Financial Officer	50
Marc Schroeder	President, International	54
Eryk J. Spytek	General Counsel and Chief Compliance Officer	57
Sylvia Wilks	Chief Supply Chain Officer	61
Steven J. Younes	Chief Human Resources Officer	59
Michael J. Smith has served as our President and Chief Executive Officer and a member of our board of directors since January 2025. Prior to that, he served as our Chief Operating Officer since May 2023, Senior Vice President and General Manager of Foodservice, Retail, Marketing and Innovation from April 2018 until May 2023 and Senior Vice President, Growth and Strategy from September 2016 until April 2018. Mr. Smith also served as Vice President and General Manager of Lamb Weston Retail from May 2011 to September 2016, Vice President and General Manager of Conagra’s Private Brands from March 2014 to February 2016, and Vice President of Global Marketing of Lamb Weston from July 2012 to March 2014. Prior to joining Conagra in 2007, Mr. Smith held various brand management roles at Dean Foods Company, a food and beverage company, and its WhiteWave division from May 2003 until December 2007.
Michael C. Crowley has served as our President, North America since January 2025. Prior to that, he served as our Senior Vice President and General Manager, Multinational Chain from June 2023 to January 2025, Vice President Sales, Global Accounts from October 2018 to June 2023 and Vice President Sales, National Accounts from January 2017 to October 2018. Mr. Crowley has more than 25 years of experience working across every aspect of Lamb Weston’s business, including overseeing production and quality assurance at several North American processing facilities, corporate quality assurance, managing key global customer relationships, and several commercial leadership roles.
Benjamin Heselton has served as our Chief Information Officer since May 2025. Before joining Lamb Weston, Mr. Heselton served as the Chief Technology Officer of Wurth IT USA, an information technology services company and a division of The Würth Group, from January 2024 to April 2025. Mr. Heselton joined The Würth Group, a producer and marketer of fastening and assembly materials, in April 2007. During his 18 years at The Würth Group, Mr. Heselton held various roles, including Wurth Industry North America’s Chief Information Officer from January 2020 to December 2023 and Vice President of Information Technology and Business Intelligence from September 2008 to December 2019.
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
Eryk J. Spytek has served as our General Counsel and Chief Compliance Officer since October 2016. He also served as Corporate Secretary from October 2016 to November 2020. From June 2015 until October 2016, Mr. Spytek was Of Counsel at Winston & Strawn LLP, a law firm. Before returning to Winston & Strawn LLP, he served from December 2009 until April 2015 in a variety of roles with Mead Johnson Nutrition Company, a manufacturer of infant formula, including as Vice President, Deputy General Counsel and Assistant Secretary from April 2013 to April 2015 and as Vice President, Associate General Counsel and Assistant Secretary from December 2009 to April 2013. Before that, Mr. Spytek served as Senior Vice President, General Counsel and Secretary at SIRVA, Inc., a moving and relocation services provider, from February 2006 to February 2009. Before joining SIRVA, Inc., Mr. Spytek was a partner at Winston & Strawn LLP, which he joined as an associate in 1996.
Sylvia Wilks has served as our Chief Supply Chain Officer since August 2024. Before joining Lamb Weston, Ms. Wilks was Chief Supply Chain Officer of Recreational Equipment, Inc. (“REI”), a specialty outdoor retailer, from May 2022 to August 2024, and Vice President, Supply Chain Operations at TireHub LLC, a national distributor of tires, from July 2018 to April 2022. Ms. Wilks has more than 30 years of supply chain experience in consumer-packaged goods, food and beverage manufacturing, automotive and retail, including supply chain leadership roles at Kimberly-Clark Corporation and Starbucks Corporation.
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
Ethics and Governance
We have adopted a code of conduct that applies to all our employees, as well as a code of ethics for senior corporate financial officers that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. These codes are available on our website at www.lambweston.com through the “Investors – Corporate Governance” link. We will disclose any waiver we grant to our Chief Executive Officer, Chief Financial Officer, or Controller under our codes, or certain amendments to the codes, on our website at www.lambweston.com.
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
We expect to spend approximately $100 million in fiscal 2026 to comply with environmental regulations, including those related to discharges into the air, land, and water. These projects largely focus on wastewater treatment at our production facilities. Further, we expect to spend about $500 million in the aggregate over the next six years to comply with government environmental regulations and permit limitations. It is possible that our capital expenditure assumptions, estimates and project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering projects, varying costs or changes in environmental laws and regulations. See “Item 1A. Risk Factors—Legal and Regulatory Risks—If we fail to comply with the many laws and regulations applicable to our business, we may face lawsuits or incur significant fines and penalties” of this Form 10-K.
Available Information
We make available, free of charge on our website at www.lambweston.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We use our website, through the “Investors” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC unless expressly noted in other such filings.
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
Business and Operating Risks
We may not be able to offset cost increases on inputs necessary for the production and distribution of our products, such as labor, raw materials, energy, fuel, and packaging materials.
A significant portion of our cost of goods comes from commodities such as raw potatoes, edible oil, grains, starches, and energy. These commodities are subject to price volatility and fluctuations in availability caused by many factors, including: changes in global supply and demand, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers including the tariffs announced by the U.S. in April 2025 on U.S. imports, and any retaliatory tariffs imposed by foreign governments on U.S. exports, as well as selective tariff exemptions), weather conditions (including any potential effects of climate change), fire, natural disasters (such as a hurricane, tornado, earthquake, wildfire or flooding), disease or pests, agricultural uncertainty, water stress, health epidemics or pandemics or other contagious outbreaks, as was the case with the COVID-19 pandemic, limited or sole sources of supply, inflation, political uncertainties, acts of terrorism, governmental instability, war or other conflicts (such as the war in Ukraine, conflicts in the Middle East and tensions between China and Taiwan), or currency exchange rates.
During fiscal 2025, we continued to experience elevated commodity and supply chain costs, including the costs of labor, raw materials (such as potatoes, edible oil, grain and starch), energy, fuel, packaging materials, and other inputs necessary for the production and distribution of our products, as well as transportation and logistics costs. Commodity price increases, or a sustained interruption or other constraints in the supply or availability of key commodities, including necessary services such as transportation and warehousing, could adversely affect our business, financial condition, and results of operations. Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful or may not be sustainable. Higher product prices may result in reductions in sales volume, especially given the current highly competitive frozen potato product market and soft restaurant traffic and the volatility of the macroeconomic environment. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition, or results of operations may be adversely affected. Though we provide most of our customers with local/regional supply, products we manufacture at our one production facility in Canada and import to the U.S., as well as the 5% of our inputs, primarily edible oils and natural gas, that are sourced in Canada, are currently exempt from these tariffs as they are compliant with the United States-Mexico-Canada trading agreement. Despite the current exemptions, the implementation of new tariffs on imports from Canada, Mexico, China or other countries for an extended period and without specific exemptions for our products may adversely affect our business, financial condition and results of operations. Further, any retaliatory tariffs on U.S. products by other countries, or other trade protection measures by foreign countries in favor of their local producers of competing products, such as governmental subsidies, tax benefits, and other measures giving local producers a competitive advantage over Lamb Weston, may adversely affect our business and results of operations in those countries.
We also may not be successful in mitigating the effects of these cost increases through productivity initiatives or through our commodity hedging activity. Our future success and earnings growth depend in part on our ability to maintain the appropriate cost structure and operate efficiently in the highly competitive value-added frozen potato product category. We continue to implement profit-enhancing initiatives to improve the efficiency of our supply chain and general and administrative functions. These initiatives are focused on cost-saving opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative functions. However, gaining additional efficiencies may become more difficult over time. In addition, there is currently no active derivatives market for potatoes in the U.S. Although we have experience in hedging against commodity price increases, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. As a result, the risk management procedures that we use may not always work as we intend. To the extent we are unable to offset present and future cost increases, our business, financial condition, and results of operations could be materially and adversely affected.
Disruption to our supply chain could adversely affect our business.
Our ability to manufacture or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, logistics service providers, or independent distributors. This damage or disruption could result from execution issues, as well as factors that are difficult to predict or beyond our control such as increased temperatures due to climate change, water stress, extreme weather events, natural disasters, product or raw material scarcity, fire, terrorism, pandemics, armed hostilities (including the ongoing war in Ukraine and conflicts in the Middle East), strikes, labor shortages, cybersecurity breaches, governmental restrictions or mandates, disruptions in logistics, supplier capacity constraints, or other events. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business, financial condition, and results of operations. Further, the inability of any supplier, including, but not limited to, those that supply our packaging, ingredients, equipment and other necessary operating materials, co-manufacturer, independent contractor, logistics service provider, or independent distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease. We have experienced, and may continue to experience, disruptions in our supply chain, including as a result of temporary systems disruptions, labor shortages, increased transportation and warehousing costs, longer shipping times, pandemics or other public health crisis, the ongoing war in Ukraine and the conflicts in the Middle East. The occurrence of a significant supply chain disruption or the inability to access or deliver products that meet requisite quality and safety standards in a timely and efficient manner, could lead to increased warehouse and other storage costs or otherwise adversely affect our profitability and weaken our competitive position or harm our business.
Labor shortages or stoppages, an inability to attract and retain key personnel, increased turnover or increases in labor costs could adversely affect our business, financial condition, and results of operations.
Labor is a primary component of operating our business. A number of factors may adversely affect the available labor force, or increase labor costs, for us or our third-party business partners, including hybrid or remote work arrangements, higher unemployment subsidies, other government regulations, and general macroeconomic factors. The labor market has been increasingly tight and competitive, and we may face sudden and unforeseen challenges in the availability of labor, such as we experienced in fiscal 2022 and 2023 at some of our production facilities, which reduced our production run-rates and increased our manufacturing costs, or as we and our suppliers experienced in 2022 with the shortage of drivers and reduced trucking capacity, which increased transportation costs. As we experienced with the COVID-19 pandemic, sustained labor shortages or increased turnover rates within our workforce, could lead to production or shipping delays, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our production and distribution facilities and overall business. Further, our success depends on our ability to attract, retain, and develop effective leaders and personnel with professional and technical expertise, such as agricultural and food manufacturing experience or emerging technologies experience, as well as finance, marketing, and other senior management professionals. The loss of the services of these persons could deplete our institutional knowledge and could have a material adverse effect on our business, financial condition, and results of operations. The market for these employees is competitive, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. In addition, changes in immigration laws and policies or restrictions could make it more difficult for us to recruit or relocate skilled employees. Our ability to recruit and retain a highly skilled workforce could also be materially impacted if we fail to adequately respond to rapidly changing employee expectations regarding fair compensation, an inclusive workplace, flexible working, or other matters. If we are unable to hire and retain employees capable of performing at a high-level, develop adequate training and succession plans for leadership positions, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected.
In addition, health care and workers’ compensation costs have been increasing. Inflationary pressures and any shortages in the labor market could continue to increase labor costs, which could have a material adverse effect on our business, financial condition, or results of operations. Our labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including pension, health and welfare and severance benefits. We are in the process of terminating our pension plan for certain of our U.S. employees. The termination and settlement process preserves retirement benefits due to participants but changes the ultimate payor of such benefits. During fiscal 2026, we expect to complete the purchase of group annuity contracts that will transfer any remaining pension benefit obligation to an insurance company. The final pension settlement charges and the actual amount we will be required to contribute to the plan is dependent on various factors, including the value of plan assets, distributions paid to plan participants, and the cost to purchase annuity contracts to settle the pension obligation. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively bargained wage and benefit agreements. A significant increase in our obligations could have a negative impact on our results of operations and cash flows from operations. In addition, our financial condition and ability to meet the needs of our customers could be materially and adversely affected if strikes or work stoppages or interruptions occur as a result of delayed negotiations with union-represented employees within or outside the U.S, or if we are unable to renew collectively bargained agreements on satisfactory terms as they expire. As discussed above, most of the union workers at our facilities are represented under contracts that expire at various times over the next several years. Of the hourly employees who are represented by these contracts, 65% are party to a collective bargaining agreement currently in negotiations or scheduled to expire over the course of the next twelve months. As the agreements expire and are renegotiated, there is no guarantee that they will be renewed in a timely manner or on satisfactory terms.
Our business, financial condition, and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations, including foreign currency risks and trade barriers.
We conduct a substantial and growing amount of business with customers located outside the U.S. During each of fiscal 2025, 2024, and 2023, net sales outside the U.S., primarily in Australia, Canada, China, Europe, Japan, Korea, Mexico, and Taiwan, accounted for approximately 35%, 34%, and 23% of our net sales, respectively. Factors relating to our domestic and international sales and operations, many of which are outside of our control, have had, and could continue to have, a material adverse impact on our business, financial condition, and results of operations, including:
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
•pandemics and other public health crises, which may lead, and in the case of the COVID-19 pandemic, led, to measures that decrease revenues, disrupt our supply chain or otherwise increase our storage, production or distribution costs and adversely affect our workforce, local suppliers, customers and consumers of our products;
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
There can be no assurance that our customers will continue to purchase our products in the same quantities or on the same terms as in the past. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our business, financial condition, and results of operations. In addition, the financial condition of our significant customers, including restaurants, distributors and retailers, are affected by events that are largely beyond our control, such as the impacts of past and possible future pandemics or other contagious outbreaks, and political or military conflicts, such as the war in Ukraine or conflicts in the Middle East. Deterioration in the financial condition of significant customers could materially and adversely affect our business, financial condition, and results of operations.
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
To serve our customers globally, we rely primarily on our international operations, but also in part on exports from the U.S. During fiscal 2025, 2024, and 2023, export sales from the U.S. accounted for approximately 6%, 6% and 11%, respectively, of our total net sales. Circumstances beyond our control, such as retaliatory non-U.S. tariffs countermeasures, a labor dispute at a port, or workforce disruptions (such as disruptions that occurred during the COVID-19 pandemic), could prevent us from exporting our products in sufficient quantities to meet customer opportunities. For example, during the latter half of fiscal 2022, limited shipping container availability along the U.S. West Coast and disruptions to ocean freight networks across the Pacific Ocean resulted in lower export volumes in our International segment. We have access to production outside of the U.S. through our facilities in Argentina, Australia, Austria, Canada, China, the Netherlands, and the United Kingdom, but we may be unsuccessful in mitigating any future disruption to export mechanisms. If this occurs, we may be unable to adequately supply all our existing customers’ needs and new customer opportunities, which could adversely affect our business, financial condition, and results of operations.
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
Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social, and environmental standards for our operations and activities, including the health, safety, and security of our employees and our supply chain; our research and development efforts; our environmental impact, including use of agricultural materials, packaging, energy and water use, and waste management, and the failure to set certain goals, or to achieve any stated goals, with respect to such matters; our failure to comply with local laws and regulations; our failure to maintain an effective system of internal controls; or our failure to provide accurate and timely financial information. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation and adversely affect our business. Moreover, the growing use of social and digital media by consumers and other stakeholders has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could damage our reputation and our brands. Damage to our reputation or loss of customer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
We may not realize the anticipated cost savings and/or operating efficiencies associated with strategic initiatives, including our FY25 Restructuring Plan and recently announced Cost Savings Program.
Our future success and earnings growth depend in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive industry. We continuously review our operations in an effort to pursue initiatives to reduce costs, increase effectiveness, and optimize cash flow. These initiatives may focus on opportunities to improve the procurement, manufacturing, and logistics within our supply chain as well as general and administrative processes. We may not realize all the anticipated cost savings or other benefits from such initiatives. Other events and circumstances, such as financial or strategic difficulties, delays, or unexpected costs, may also adversely impact our ability to realize all the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation may require a substantial amount of management and operational resources to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Any failure or delay in implementing these initiatives in accordance with our plans could adversely affect our business, operating efficiency, and financial results.
In October 2024, we began implementing a restructuring plan (the “FY25 Restructuring Plan”), which is designed to drive operational and cost efficiencies and improve cash flows, which actions were substantially completed by the end of fiscal 2025. See Note 4, Restructuring, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on the plan. In addition, in July 2025, we announced a new cost savings program (the “Cost Savings Program”). If these initiatives do not achieve the expected financial impact in the aggregate or on the expected timeline, or if the benefits, even if achieved, are not adequate to meet our long-term growth and profitability expectations, our financial results and ability to meet our long-term growth expectations could be adversely impacted.

If we are unable to execute on large capital projects or complete or realize the projected benefits of acquisitions, divestitures and other strategic transactions, our business, financial condition, and results of operations could be materially and adversely affected.
To support growth, we have invested in our production capabilities either through capital expansion or acquisitions, and are currently investing in a new processing facility in Argentina. If we are unable to complete this or other large capital projects, or encounter unexpected delays, higher costs or other challenges, including those related to supply chain disruptions and availability of necessary labor, materials, and equipment, our business, financial condition, and results of operations could be materially and adversely affected.
In addition, our ability to meet our objectives with respect to acquisitions and other strategic transactions may depend in part on our ability to identify suitable counterparties, negotiate favorable financial and other contractual terms, obtain all necessary regulatory approvals on the terms expected and complete those transactions. Potential risks also include:
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
If we are unable to complete or realize the projected benefits of recent or future acquisitions, divestitures or other strategic transactions, our business, financial condition, and results of operations may be adversely impacted.
Industry Risks
Our business is affected by potato crop performance.
Our primary input is potatoes and every year, we must procure potatoes that meet the quality standards for processing into value-added products. Environmental and climate conditions, such as soil quality, moisture, and temperature, affect the yield and quality of the potato crop on a year-to-year basis. Severe weather conditions, including protracted periods of extreme heat or cold, during the planting and growing season in our potato crop regions have in the past significantly affected, and can significantly affect, potato crop performance and our operations. For example, because of the poor quality of the crop in the Pacific Northwest that was harvested in fall 2021 following the extreme heat in the summer of 2021, we encountered lower raw potato utilization rates in our production facilities, which increased our production costs. On the other hand, too much water, such as in times of prolonged heavy rainfalls or flooding, can promote harmful crop conditions like mildew growth and increase risks of diseases, as well as delay planting or affect our ability to harvest the potatoes. For example, wet conditions in Europe delayed planting in 2024. Potatoes are also susceptible to pests and diseases that can cause crop failure, decreased yields, and negatively affect the physical appearance of the potatoes. If a weather or pest-related event occurs in a particular crop year, and our agronomic programs are insufficient to mitigate the impacts thereof, we may have insufficient potatoes to meet our existing customers’ needs and new customer opportunities, or we may experience manufacturing inefficiencies and higher costs, and our competitiveness and profitability could decrease. Alternatively, overly favorable growing conditions can lead to high per acre yields and over-supply. An increased supply of potatoes could lead to overproduction of finished goods and associated increased storage costs or destruction of unused potatoes at a loss. For example, in fiscal 2025, we had an oversupply of potatoes, largely attributable to soft restaurant traffic trends in North America and other key international markets, which resulted in the write-off of excess raw potatoes that adversely affected our financial results.

In addition, ideal growing conditions for the potatoes necessary for our value-added products (e.g., french fries) are concentrated in a few geographic regions globally. As a result, we source potatoes from specific regions of the U.S. and specific countries abroad, including Argentina, Australia, Austria, Belgium, Canada, China, France, Germany, the Netherlands, and the United Kingdom, where we believe the optimal potato growing conditions exist. Unfavorable crop conditions in any one region have led at times, and could lead, to significant demand on the other regions for production. Our inability to mitigate any such conditions by leveraging our production capabilities in other regions could negatively impact our ability to meet existing customers’ needs and new customer opportunities and could decrease our profitability. See also “- Legal and Regulatory Risks - Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations,” in this Item 1A. Risk Factors below.
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
Our business, value-added frozen potato products, is highly competitive. Competitors include large North American and European frozen potato product companies that compete globally, local and regional companies, and retailers and foodservice distributors with their own branded and private label products. Some of our competitors are larger and have substantial financial, sales and marketing, and other resources. We compete based on, among other things, customer service and support, value, product innovation, product quality, brand recognition and loyalty, price, and the ability to identify and satisfy customer preferences. A strong competitive response from one or more of our competitors to our marketplace efforts could result in us reducing pricing, increasing spend on promotional activity, or losing market share. Competitive pressures may restrict our ability to increase prices, including in response to commodity and other input cost increases or additional improvements in product quality. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume. For example, in fiscal 2025, we faced significant competition as global restaurant traffic continued to soften. As a result, we increased our investments in price and trade to compete in the increasingly competitive environment in both the North America and International segments, which decreased our profits.
An imbalance of industry supply and demand may result in reduced sales or profits.
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility, or other negative economic factors in the U.S. or other countries. For example, the U.S. has experienced significantly heightened inflationary pressures since 2022. Historically, market demand for value-added frozen potato products has generally been balanced with industry capacity. However, in fiscal 2024 and continuing in fiscal 2025, we experienced declines in sales volume as a result of a slowdown in restaurant traffic in North America and other key international markets as our customers and consumers respond to the cumulative effect of inflation on the cost of food consumed away from home. In addition, if the restaurant traffic trends continue to soften, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our business, financial condition, and results of operations. In fiscal 2025, we invested in price and trade support to compete in the increasingly competitive environment in both North America and other international markets, though there is no guarantee that such support will be sufficient. As additional industry capacity comes online, restaurant traffic declines, or market demand otherwise decreases, including as a result of inflation, we may face competitive pressures that would restrict our ability to increase or maintain prices, or we may lose market share. For example, during fiscal 2025, we have faced increased pricing pressure as additional industry capacity becomes operational, which capacity is also impacted by softening demand. Our profits would decrease as a result of a reduction in prices or sales volume.

We must identify changing consumer preferences and consumption trends and develop and offer food products to our customers that help meet those preferences and trends.
Consumer preferences evolve over time and our success depends on our ability to identify the priorities, tastes and dietary habits of consumers and offer products that appeal to those preferences. We need to continue to respond to these changing consumer preferences and support our customers in their efforts to evolve to meet those preferences. For example, as consumers continue to focus on freshly prepared foods and away from processed foods, some restaurants may choose to limit the frying capabilities of their kitchens. As a result, we must evolve our product offering to provide alternatives that work in such a preparation environment. In addition, our products may contain carbohydrates, sodium, genetically modified ingredients, added sugars, saturated fats, and preservatives, the diet and health effects of which remain the subject of public scrutiny. For example, the increased use and/or prevalence of certain weight loss drugs, which may suppress a person’s appetite and/or impact a person’s preferences, may impact the demand or consumption patterns for certain of our products. In addition, consumers have increasingly been focused on well-being including reducing sodium and trans fats and added sugar consumption, as well as the source and authenticity of ingredients in the foods they consume. Efforts to reformulate our products, introduce new products and create product extensions require significant research and development and marketing investments. If our products fail to meet consumer preferences or customer requirements, or we fail to introduce new and improved products on a timely basis, then the return on those investments will be less than anticipated, which could materially and adversely affect our business, financial condition, and results of operations.
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
We have incurred substantial indebtedness. As of May 25, 2025, we had approximately $4.1 billion of debt, including current portion, and short-term borrowings, recorded on our Consolidated Balance Sheet. Our level of debt could have important consequences. For example, it could:
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
We face risks related to financial and credit market disruptions and other economic conditions.
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

Impairment in the carrying value of goodwill, other intangible assets, or long-lived assets could result in the incurrence of impairment charges and negatively impact our financial results and net worth.
As of May 25, 2025, we had goodwill of $1,090.2 million and other intangibles, net of $114.0 million. Additionally, we had $3,687.9 million of property, plant, and equipment, net, $113.2 million of operating right-of-use assets, and $354.6 million of other assets as of May 25, 2025. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of brands, trademarks, licensing agreements, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization.
We perform an annual impairment assessment for goodwill, other intangible assets, and long-lived assets. In addition, we perform a similar assessment upon the occurrence of events or changes in circumstances which may indicate that the carrying amount of the assets may not be fully recoverable, measured by comparing their net book value to the undiscounted projected future cash flows generated by their use. Impairments to goodwill, other intangible assets, and long-lived assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer, and could result in the incurrence of impairment charges and negatively impact our financial results and net worth.
Cybersecurity and Technology Risks
Problems with the transition, design, or implementation of our new ERP system have and could further interfere with our business and operations and adversely affect our financial condition.
At the beginning of our third quarter of fiscal 2024, we transitioned certain central systems and functions in North America to a new enterprise resource planning (“ERP”) system. In fiscal 2025, we paused the next phase of our ERP implementation for our production facilities in North America. The ERP system implementation process required, and when we restart the next phase of the ERP implementation will require, the investment of significant personnel and financial resources and could be more costly than we anticipated. We have experienced, and may experience in the future, difficulties as we transition to new upgraded systems and business processes. For example, after the ERP transition in our fiscal third quarter 2024, we experienced temporary reduced visibility into finished goods inventories at our distribution centers, which affected our ability to fill customer orders. Although we partnered closely with our customers to minimize the impact of the disruptions and resolved the reduced visibility, within the quarter, our sales volume and margins nevertheless declined. In addition, some customers affected by these disruptions secured supply from alternative sources. Other difficulties may include loss of data; difficulty in completing financial reporting and filing reports with the SEC in a timely manner; or challenges in otherwise running our business. We may also experience decreases in productivity as our personnel implement and become familiar with new systems and processes. Any disruptions, delays, or deficiencies in the transition, design, and implementation of a new ERP system, particularly any disruptions, delays, or deficiencies that impact our operations, could have a material adverse effect on our business, financial condition, and results of operations.
We are significantly dependent on information technology, and we may be unable to protect our information systems against service interruption, misappropriation of data, or breaches of security.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend upon our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, third-party manufacturers and suppliers. The importance of such networks and systems has increased due to our adoption of flexible work-from-home policies for some of our functional support areas, which in turn has heightened our vulnerability to cyberattacks or other disruptions. Despite careful security and controls design, implementation and updating, monitoring and routine testing, independent third-party verification, and annual training of employees on information security and data protection, our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to, among other things, damage, invasions, disruptions, or shutdowns due to any number of causes such as catastrophic events, natural disasters, infectious disease outbreaks and other public health crises, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, ransomware and malware, hackers, employee error or malfeasance, potential failures in the incorporation of artificial intelligence, employee or personnel failures and other causes. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a breach that had a material impact on our operations or business. However, third parties, including our partners and vendors, could also be a source of security risk to us, or cause disruptions to our normal operations, in the event of a breach of their own products, components, networks, security systems, and infrastructure. For example, in April 2023, Americold Realty Trust, Inc., a third-party finished goods storage provider, suffered a cyber incident that impacted its operations and resulted in considerable delays in the delivery of our products to our customers and interrupted other key business processes. While the incident impacted our business and we were unable to ship to certain customers for a short period of time, it did not have a material adverse impact on our business.
Cyber threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. Continued geopolitical turmoil and geopolitical tensions, such as between the U.S. and China, have heightened the risk of cyberattacks. Sophisticated cybersecurity threats, including potential cyberattacks from China, Russia or other state actors targeted against the U.S., pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems, including cloud-based platforms. In addition, new technology, such as artificial intelligence, that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks. Our initiatives to continue to modernize our operations, increase data digitization and improve our production facilities may increase potential exposure to cybersecurity risks and increase the complexity of our cybersecurity program. We anticipate that the risk of cybersecurity attacks will increase as artificial intelligence is increasingly used to identify vulnerabilities and conduct increasingly sophisticated attacks. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and associated automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. Any interruption of our information technology systems or those of our suppliers and customers could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business, financial condition, and results of operations.
In addition, if we are unable to prevent security breaches, unauthorized disclosure of non-public information or lost or misappropriated confidential information, we may suffer financial and reputational damage, litigation or remediation costs, fines, or penalties because of the unauthorized disclosure of such information belonging to us or to our partners, customers, or suppliers. Misuse, leakage, or falsification of information could result in violations of data privacy laws and regulations (including federal, state and international), potentially significant fines and penalties, damage to our reputation and credibility, loss of strategic opportunities, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net sales. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. While we maintain a cyber insurance policy that provides coverage for security incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. There is no assurance that the measures we have taken to protect our information systems will prevent or limit the impact of a future cyber incident.
Legal and Regulatory Risks
We may be subject to product liability claims and product recalls or withdrawals, which could negatively impact our relationships with customers and harm our business.
We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration of food products, mislabeling, and misbranding. We may voluntarily recall or withdraw products from the market in certain circumstances, which would cause us to incur associated costs; those costs could be meaningful. For example, in June 2024, we had a voluntary product withdrawal, which negatively impacted our financial results. We may also be subject to litigation, requests for indemnification from our customers, or liability if the consumption or inadequate preparation of any of our products causes injury, illness, or death. A significant product liability judgment or a widespread product recall or withdrawal may negatively impact our sales and profitability for a period of time depending on the costs of the recall or withdrawal, the destruction of product inventory, product availability, competitive reaction, customer reaction, and consumer attitudes. Even if a product liability or labeling claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Our business could also be adversely affected if consumers lose confidence in the food safety system generally, even if such loss of confidence is unrelated to products in our portfolio.
In addition, we could be the target of claims of false or deceptive advertising under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. Changes in legal or regulatory requirements (such as new food safety requirements, revised or new nutrition facts or allergen labeling, including front of pack labeling, serving size regulations and bans on certain food ingredients or packaging materials), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls or withdrawals, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.
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

Our operations are also subject to extensive and increasingly stringent regulations administered by foreign government agencies, the U.S. Environmental Protection Agency, and comparable state agencies, which pertain to the protection of human health and the environment, including, but not limited to, the discharge of materials into the environment, such as the land application of our processed water, and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity, while compliance could require seasonal shutdowns in manufacturing and increase costs. Changes in applicable laws or regulations or evolving interpretations thereof may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, which could adversely affect our business, financial condition, and results of operations.
Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.
In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as potatoes and edible oils. Adverse weather conditions and natural disasters may disrupt the productivity of our facilities or the operation of our supply chain and can reduce crop size and crop quality, which in turn could reduce our supplies of raw potatoes, lower recoveries of usable raw potatoes, increase the prices of our raw potatoes, increase our cost of transporting and storing raw potatoes, or disrupt our production schedules or efficiencies. In addition, water is an important part of potato processing. In times of water stress, we may be subject to decreased availability or less favorable pricing for water, which could impact our manufacturing and distribution operations. For example, during the summer of 2024, our Quincy, Washington production facility temporarily curtailed operations due to concerns of water and electricity availability, as extreme temperatures and dry weather taxed both power grids and water sources. Further, a decrease in the availability of water in certain regions caused by droughts or other factors could increase competition for land and resources in areas that have more favorable growing conditions, and thereby increase costs for such land and resources.
The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases, as well as more stringent regulation of water rights. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions, improve our energy efficiency, and reduce, reclaim, and reuse water, we may be subject to curtailment or reduced access to resources or experience significant increases in our costs of operation and delivery. In addition, increasing regulation of utility providers, fuel emissions, or fuel suppliers could substantially increase the distribution and supply chain costs of our products. Further, we may experience significant increases in our compliance costs, capital expenditures, and other financial obligations to adapt our business and operations to meet new regulations and standards. For example, in fiscal 2026, we expect our capital expenditures to include approximately $100 million for environmental projects, largely focused on wastewater treatment at our production facilities. Further, we expect to spend about $500 million in the aggregate over the next six years to comply with government environmental regulations and permit limitations.
Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. Also, consumers and customers may place an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence, and reporting. In addition, we might fail to effectively address increased attention from the media, stockholders, activists, and other stakeholders on climate change and related environmental sustainability matters. From time to time, we establish and publicly announce goals and commitments, including those related to reducing our impact on the environment. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory, tracking and reporting requirements, the pace of scientific and technological developments, and the availability of suppliers that can meet our standards. We may be required to expend significant resources to meet these goals and commitments, which could significantly increase our operational costs. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. There can be no assurance of the extent to which any of our goals or commitments will be achieved, or that any future investments we make in furtherance of achieving these goals will meet customer or investor expectations. Any delay or failure (perceived or actual) to achieve our goals with respect to reducing our impact on the environment or perception of a delay or failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, which could damage our reputation, as well as expose us to enforcement actions and litigation. See also “Industry Risks – Our business is affected by potato crop performance,” in this Item 1A. Risk Factors above.
Our intellectual property rights are valuable, and any inability to protect and/or enforce them could reduce the value of our products and brands.
We consider our intellectual property rights to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property. Our failure to timely obtain or adequately protect and/or enforce our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results. We also license certain intellectual property, most notably Grown in Idaho and Alexia, from third parties. To the extent that we are not able to contract with these third parties on favorable terms or maintain our relationships with these third parties, our rights to use certain intellectual property could be impacted.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We assess, identify, and manage material risks from cybersecurity threats through our cybersecurity risk management program. This program includes cybersecurity policies, standards, and procedures, a cybersecurity incident response plan, regular risk assessments, including as part of our annual enterprise risk management (“ERM”) assessment, testing of the Company’s internal infrastructure to identify vulnerabilities, cybersecurity insurance, procedures for recovering from disruptions to our operations, workforce cybersecurity trainings, and third-party assessments and programs. We maintain a cybersecurity incident response plan to help enable timely, consistent responses to actual or attempted cybersecurity incidents impacting the Company. This plan provides guidance to address the overall coordination of our response to a cybersecurity crisis and plan for resources, actions, and decisions we may need to be prepared for; a communication plan for timely and accurate dissemination of evolving information to stakeholders during the crisis; and business continuity plans that document strategies and measures to enable core business activities to continue during a cybersecurity event. To support our cybersecurity incident response plan, we conduct exercises simulating cybersecurity incidents to educate and train our management on response capabilities and inform adjustments to our controls and response. We have engaged third-party cybersecurity firms to advise on these exercises. The status and ongoing enhancement of our cybersecurity risk management program is reported to senior management, as well as the Audit Committee of our Board, on a quarterly basis, or more frequently as warranted.
As part of our broader risk management and control framework, we have implemented cybersecurity controls over the information technology and process control systems of the Company and of our third-party service providers, to support the oversight, identification, and remediation or mitigation of risks from cybersecurity threats. We engage third-party organizations to assess the controls around sensitive data, including but not limited to financial, employee, customer, and vendor data as well as data affecting our process controls and data used to operate our manufacturing facilities. As part of our cybersecurity risk management program, we conduct information security and data protection training for employees, including training on matters such as phishing, social engineering, cybersecurity awareness, and email security best practices. In addition, we work with third-party providers to undertake penetration testing and maturity assessments of the Company’s information security program based on the National Institute of Standards and Technology cybersecurity framework. With respect to third-party service providers, we perform information security assessments and due diligence reviews prior to entering into a contractual agreement. Further, after engagement, we periodically perform information security assessments of certain third-party service providers that we consider critical to our operations. In addition, in new or amended supplier contracts, we look to include provisions that require the suppliers to maintain an effective information security management program and to notify us in the event of a known or suspected cyber incident. For suppliers with required access to our data or systems, a cybersecurity risk assessment is performed to identify potential risk to Company systems or data. If risks are identified, we implement measures to mitigate or remediate the risk and, in cases where we cannot do so effectively, we will not grant access to our data or systems to the supplier. We also consult with external advisors and specialists, as necessary, regarding opportunities and enhancements to strengthen our cybersecurity practices and policies and implement enhancements to our cybersecurity capabilities based on evolving threats.
While we have experienced threats to our data and systems, to date, we are not aware of a cybersecurity incident being experienced by the Company that had, or is reasonably likely to have, a material impact on our business or operations; however, because of frequently changing attack techniques and the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational, or other business harm as well as financial costs and regulatory action. See “Item 1A. Risk Factors–Technology Risks” of this Form 10-K for additional discussion of cybersecurity risks and potential related impacts on the Company.
Corporate Governance
Our Board has ultimate oversight of cybersecurity risk, which we manage as part of our ERM program. This program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The Board is assisted by the Audit Committee, which regularly reviews our cybersecurity program with management and reports to the Board on its activities on a quarterly basis or more frequently as warranted.
Our cybersecurity program is managed by our interim Chief Information Security Officer (“CISO”), who reports to our Chief Information Officer (“CIO”). Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the Company’s information security team, many of whom hold cybersecurity certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager, and through the use of technological tools and software and results from third-party audits. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has served in this position since March 2025 and has over 20 years of experience in information security. His background includes technical experience, strategy and architecture focused roles, governance, risk, and compliance roles, secure application development and implementation roles, cyber and threat experience, and various leadership roles in several areas of information technology. Our CIO joined the Company in May 2025 with 35 years of experience in information technology roles, including implementing new information security teams on a global scale and overseeing information technology teams in multiple industries, including wholesale distribution, retail, manufacturing, finance, and information technology services, leading new global software development, and establishing global information security standards for his previous company.
Our CISO and CIO regularly update the Audit Committee on the Company's cybersecurity programs, policies, and practices as warranted, including review of the state of the Company's cybersecurity programs and risks, emerging cybersecurity developments, threats and vulnerability, and the Company's strategy and key cybersecurity initiatives designed to improve the Company’s risk posture. In addition, we have an escalation process in place to inform senior management and the Board of material cyber-related issues. The Audit Committee also reviews with our CIO, on an annual basis, our global information technology structure and strategic efforts to protect, optimize, and support the growth of the Company. The Chair of the Audit Committee reports to the full Board on its activities.

ITEM 2. PROPERTIES
We are headquartered in Eagle, Idaho. The following table sets forth our principal production and processing facilities as of May 25, 2025:

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
On October 1, 2024, we announced our FY25 Restructuring Plan, which included the closure of one of our manufacturing facilities in Connell, Washington. For more information, see Note 4, Restructuring, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the ticker symbol “LW.” At July 17, 2025, there were 9,362 holders of record of our common stock. The majority of holders of Lamb Weston common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
Purchases of Equity Securities by the Issuer
The following table presents information related to total shares purchased during the periods presented below:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
February 24, 2025 through March 23, 2025	957	$52.73	0	$458
March 24, 2025 through April 20, 2025	595,178	$54.61	584,451	$426
April 21, 2025 through May 25, 2025	1,313,220	$51.88	1,310,777	$358
Total	1,909,355
_____________________________________________________
(a)Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $52.76 per share, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 19, 2024, we announced that the Board increased our total share repurchase authorization under our existing $500 million share repurchase program (originally announced in 2018 and amended in 2021) by $250 million to an aggregate amount of $750 million. As of May 25, 2025, approximately $358 million remained authorized and available for repurchase under the program. The program has no expiration date. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions or accelerated share repurchases or other structured transactions.

Performance Graph
The following graph and table compare the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 400 Packaged Foods Index, which we consider to be our peer group, and the S&P 500 Packaged Foods Index for the five years ended May 25, 2025 (the last trading day of our fiscal year). The graph and table assume that $100 was invested in our common stock, the S&P 500 Index, the S&P 400 Packaged Foods Index, and the S&P 500 Packaged Foods Index on May 29, 2020, and that all dividends were reinvested. The cumulative total return shown below are based on the last trading day in Lamb Weston’s fiscal year.

Comparison of Cumulative Total Return since May 29, 2020
$220
$200
$180
$160
$140
$120
$100
$80
May 29, 2020
May 28, 2021
May 27, 2022
May 26, 2023
May 24, 2024
May 23, 2025
Lamb Weston
S&P 500 Index
S&P 400 Packaged Foods Index
S&P 500 Packaged Foods Index

	May 29, 2020	May 28, 2021	May 27, 2022	May 26, 2023	May 24, 2024	May 23, 2025
Lamb Weston	$100	$139	$116	$190	$157	$91
S&P 500 Index	$100	$140	$141	$145	$185	$205
S&P 400 Packaged Foods Index	$100	$118	$113	$117	$126	$120
S&P 500 Packaged Foods Index	$100	$119	$124	$137	$124	$113
The above performance graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the provisions of Section 18, of the Exchange Act.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our results of operations and financial condition, which we refer to in this filing as “MD&A,” should be read in conjunction with the audited financial statements and the notes thereto. Discussions of fiscal 2023 items and fiscal year comparisons between fiscal 2024 and 2023 that are not included in this Form 10-K can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 26, 2024, which we filed with the SEC on July 24, 2024. Results for the fiscal year ended May 25, 2025 are not necessarily indicative of results that may be attained in the future.
Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted Selling, General and Administrative expenses (“SG&A”), and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, and Adjusted Equity Method Investment Earnings, and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, net income, gross profit, SG&A, and equity method investment earnings, as applicable. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
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
During fiscal 2025, we operated our business in two reportable segments: North America and International. We report net sales and adjusted EBITDA by segment and on a consolidated basis. Net sales and Segment Adjusted EBITDA are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. For additional information on our reportable segments, see “Non-GAAP Financial Measures” below and Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
Executive Summary
We ended the year with improved trends in customer wins and retention, leading to volume growth for the full year. Inflationary pressure persisted in fiscal 2025, which contributed to consumer uncertainty and lower overall restaurant traffic and frozen potato demand. To compete in this highly competitive environment, we supported our customers with price and trade investments. Halfway through the year, we made important changes to adapt to the evolving environment and put our business on a path back to growth. We announced our FY25 Restructuring Plan, which included the permanent closure of one of our manufacturing facilities, temporarily curtailing certain production lines across our manufacturing network in North America, and other operating and capital expense reductions. We continue to make important changes to adapt to the evolving environment. On July 23, 2025, we outlined “Focus to Win,” a new strategic plan to focus on four pillars including (1) prioritizing markets and channels, (2) strengthening customer partnerships, (3) achieving executional excellence and (4) setting the pace for industry-leading innovation. This strategic plan includes our Cost Savings Program which is expected to deliver at least $250 million of annualized run rate savings by the end of fiscal year 2028. Approximately $200 million of these annualized cost savings are expected by the end of fiscal year 2027. In addition, we expect to generate approximately $120 million of working capital improvements, compared to current levels, by the end of fiscal 2027. In connection with the Cost Savings Program, we expect to recognize total pre-tax cash charges of $70 million to $100 million, most of which will be paid in fiscal 2026.
A detailed review of our fiscal 2025 performance compared to fiscal 2024 is included in the “Results of Operations” and “Non-GAAP Financial Measures” sections below. For more information related to the FY25 Restructuring Plan, see Note 4, Restructuring, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements” of this Form 10-K.

Outlook
In fiscal 2026, we expect continued pressure on consumers from macroeconomic and geopolitical factors and that global restaurant traffic will remain approximately even with fiscal 2025 levels. We believe customers and consumers will continue to prioritize french fries as a menu and at home item and that our customer win momentum that began in the second half of fiscal 2025 and the contribution of a 53rd week in fiscal 2026, with the additional week falling in the fourth quarter, will increase sales volumes, despite continued soft restaurant traffic. We expect earnings will decline as they are pressured by carryover price investments and new investments in fiscal 2026, overall input cost increases, net of the benefit of lower raw potato costs, incremental depreciation from the capacity expansions in the Netherlands and Argentina, and increased compensation and benefits as we normalize incentives, which will only be partially offset by benefits from the FY25 Restructuring Plan and Cost Savings Program. Our outlook does not include additional impacts of evolving trade policies, including additional changes in tariffs and retaliatory countermeasures.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Accounting Standards Codification (“ASC”) 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. We expect the OBBBA to primarily provide cash tax timing benefits with no material impact to the effective tax rate. We are evaluating the OBBBA impact and will provide further information related to the estimated effect on our fiscal 2026 financials in our Form 10-Q for the quarter ending August 24, 2025.
Results of Operations
Fiscal Year Ended May 25, 2025 Compared to Fiscal Year Ended May 26, 2024

	For the Fiscal Years Ended May
(in millions, except percentages)	2025	2024	% Increase (Decrease)
Segment net sales
North America	$4,265.2	$4,363.2	(2)%
International	2,186.1	2,104.4	4%
	$6,451.3	$6,467.6	—%

Segment Adjusted EBITDA
North America	$1,101.4	$1,263.1	(13)%
International	$253.7	$331.9	(24)%
Net Sales
Lamb Weston’s net sales declined $16.3 million to $6,451.3 million in fiscal 2025. Price/mix declined 2%, reflecting the impact of planned investments in price and trade support in a competitive environment to attract and retain customers globally. The decrease in price/mix was mostly offset by a 2% increase in volume, primarily in the International segment and included fully replacing the combined regional, small, and retail customer volume lost, primarily in North America, in the prior year during the Company’s transition to a new ERP system in the second half of fiscal 2024. Volume increased despite a decrease in global restaurant traffic in fiscal 2025, compared to fiscal 2024.
North America segment net sales declined $98.0 million, or 2%, to $4,265.2 million. Price/mix declined 3%, reflecting planned investments in price and trade driven by an increasingly competitive market, with moderate offsets in channel and product mix. Despite a low single-digit percentage point decline related to softer North America restaurant traffic in fiscal 2025, compared with fiscal 2024, volume increased 1%. Increased regional, small, and retail customer volume more than offset low single-digit volume declines with large chain customers, in North America, which were primarily in the first half of the year.
International segment net sales increased $81.7 million, or 4%, to $2,186.1 million. Volume increased 5%, which reflects growth related to new customer wins and growth with existing customers in all regions. Price/mix declined 1%, which reflects pricing actions in key international markets in response to the continued competitive environment.

Gross Profit
Gross profit declined $368.1 million versus the prior fiscal year to $1,398.6 million. Adjusted Gross Profit declined $298.2 million versus the prior fiscal year to $1,460.5 million, driven primarily by increased manufacturing costs per pound, including higher factory burden absorption. In response to softer restaurant traffic and to reduce inventory levels, we temporarily curtailed production in fiscal 2025. In addition, key input costs increased low-single-digits, including: potato, labor, and packaging costs, as well as $57.6 million of incremental depreciation expense largely associated with the Company’s recent capacity expansions in China, the U.S. and the Netherlands. Transportation and warehousing costs increased in the low double-digits, primarily related to higher warehouse inventories. The increased costs were partially offset by lapping an estimated $88 million of pre-tax losses associated with the ERP transition in fiscal 2024; $85.1 million pre-tax charge for the write-off of excess raw potatoes; and an estimated $9 million incremental pre-tax loss related to the voluntary product withdrawal initiated in the fourth quarter of the prior year.
Selling, General and Administrative Expenses
SG&A declined $67.9 million versus the prior fiscal year to $633.5 million. Adjusted SG&A declined $30.3 million to $643.9 million, primarily related to lapping higher expenses associated with the ERP transition in the prior year, a $13.9 million decrease in advertising and promotion expenses, and the benefit of cost savings associated with the FY25 Restructuring Plan, partially offset by $14.6 million of incremental depreciation and amortization expense primarily related to our ERP transition in the prior year and higher compensation and benefit expenses.
Restructuring Expense
Restructuring expense was $100.0 million, which was related to the FY25 Restructuring Plan. For more information, see Note 4, Restructuring, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income was $357.2 million, down $368.3 million versus the prior fiscal year, and diluted EPS was $2.50, down $2.48 from the prior fiscal year.
Adjusted EBITDA declined $196.2 million from the prior fiscal year to $1,220.5 million, reflecting lower Adjusted Gross Profit partially offset by lower Adjusted SG&A.
North America Segment Adjusted EBITDA declined $161.7 million to $1,101.4 million, reflecting investments in price and trade, higher manufacturing costs per pound (which largely reflected higher factory burden absorption related to temporarily curtailed production as part of our effort to reduce inventory to current demand levels), and higher transportation and warehousing costs per pound. These cost increases were partially offset by lapping an approximately $83 million negative impact of the ERP transition in the prior year and lower Adjusted SG&A in fiscal 2025, including a $9.5 million decrease in advertising and promotion expenses.
International Segment Adjusted EBITDA declined $78.2 million to $253.7 million. Higher net sales and lower Adjusted SG&A were offset by an increase in manufacturing costs per pound, including mid-to-high single-digit increases in raw potato costs, primarily in the first half of the year and incremental costs related to the start-up of the new production line in the Netherlands. Higher warehouse inventories also led a mid-to-high single-digit increase in warehousing costs. These costs more than offset lapping a $9.9 million charge for the write-off of excess raw potatoes, approximately $9 million, net of allocated losses related to the voluntary product withdrawal, and an approximately $5 million negative impact related to the ERP transition in the prior year.
Interest Expense, Net
Interest expense, net in fiscal 2025 increased $44.2 million, or 33%, to $180.0 million. The increase in interest expense, net was driven by a decline of $23.6 million of capitalized interest in fiscal 2025, compared to the prior fiscal year, and higher borrowings during the year. The increase in our total debt reflected increased borrowing under a new term loan agreement. For more information, see Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Income Taxes
Our effective tax rate for fiscal 2025 was 28.6%, versus 24.1% in fiscal 2024, with the increase largely attributable to foreign losses without tax benefits and a higher proportion of overall earnings in our International segment. Our effective tax rate varies from the U.S. statutory tax rate of 21% primarily due to the impact of U.S. state taxes, foreign taxes, permanent differences, and discrete items.
For further information on income taxes, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were $15.2 million and $26.0 million for fiscal 2025 and 2024, respectively. The results for the current and prior fiscal years reflect earnings associated with the Company's 50 percent interest in Lamb Weston/RDO Frozen, an unconsolidated potato processing joint venture in Minnesota.
Adjusted Equity Method Investment Earnings was slightly down at $25.7 million compared to $26.0 million the prior fiscal year. The prior fiscal year included a $10.8 million charge for the write-off of excess raw potatoes. The decrease in equity method investment earnings reflects lower net sales and higher manufacturing costs per pound, primarily related to softer restaurant traffic contributing to lower production and increased factory burden absorption.
Liquidity and Capital Resources
The primary source of our liquidity is from cash flow from operations. We generated $868.3 million of cash from operations in fiscal 2025. We use cash from operations to fund our capital expenditures, acquisitions, and debt service. A substantial portion of our operating cash flow has been returned to shareholders through dividends and share repurchases.
We ended fiscal 2025 with $70.7 million of cash and cash equivalents and approximately $1.2 billion of availability under our revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months and the foreseeable future thereafter.
Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	For the Fiscal Years Ended May
(in millions, except percentages)	2025	2024
Net cash flows provided by (used for):
Operating activities	868.3	798.2
Investing activities	(648.0)	(984.1)
Financing activities	(225.0)	(48.0)
	(4.7)	(233.9)
Effect of exchange rate changes on cash and cash equivalents	4.0	0.5
Net decrease in cash and cash equivalents	(0.7)	(233.4)
Cash and cash equivalents, beginning of period	71.4	304.8
Cash and cash equivalents, end of period	70.7	71.4

Operating Activities
During fiscal 2025, cash provided by operating activities increased $70.1 million to $868.3 million, compared to $798.2 million for fiscal 2024. The increase primarily related to $349.1 million of favorable changes in working capital, primarily attributable to reduced inventories and a favorable change in accrued liabilities related to changes in compensation and benefit accruals in the prior year. Inventory days on hand at the end of fiscal 2025 declined eight days compared with fiscal 2024. This was partially offset by a $279.0 million decrease in net income, adjusted for non-cash income and expenses. See “Results of Operations” in this MD&A for more information related to the decrease in income from operations.
Investing Activities
Investing activities used $648.0 million of cash in fiscal 2025, compared with $984.1 million in fiscal 2024. The decrease was primarily attributable to reduced cash expenditures in fiscal 2025 as our strategic capacity expansion projects in China and the U.S. were completed in fiscal 2024 and our capacity expansion in the Netherlands was completed in the first half of fiscal 2025. We expect our capacity expansion project in Argentina will begin production in August 2025.
We expect to use approximately $500 million for investing activities in fiscal 2026, primarily related to maintenance and facility modernization, as well as expenditures related to environmental projects largely focused on wastewater treatment at our production facilities.
Financing Activities
During fiscal 2025, we used $225.0 million of net cash for financing activities. We had net proceeds of $42.8 million from our revolving credit facility and other short-term credit facilities held by subsidiaries and $500 million of proceeds from our amended term loan facility that was used primarily to repay an existing term loan facility and outstanding borrowings under our revolving credit facility. We used $294.4 million to repurchase an aggregate of 4,867,449 shares at a weighted-average price of $57.94 per share and withheld 216,317 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $206.9 million in cash dividends to common stockholders.
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
For more information about our debt, including among other items, our revolving credit agreement, term loan facilities, interest rates, maturity dates, and covenants, see Note 8, Debt and Financing Obligations, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. At May 25, 2025, we were in compliance with all covenants contained in our credit agreements.
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

A summary of our material cash requirements for our known contractual obligations as of May 25, 2025 are as follows:

(in millions)	Total	Payable within 12 Months
Short-term borrowings and long-term debt, including current portion (a)	$4,148.2	$448.6
Interest on long-term debt (b)	876.9	184.4
Leases (a)	150.5	28.8
Purchase obligations and capital commitments (a)	1,011.0	309.0
Total	$6,186.6	$970.8
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
•Leases. See Note 9, Leases, for more information on our operating and finance lease obligations and timing of expected future payments. The total obligation amount for leases includes imputed interest.
•Purchase obligations and capital commitments. See Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, for more information on our purchase obligations and the timing of future payments and capital commitments in connection with the expansion and replacement of existing facilities and equipment.
(b)Amounts represent estimated future interest payments assuming our long-term debt is held to maturity and using interest rates in effect as of May 25, 2025. This does not reflect a reduction for future estimated capitalized interest amounts.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of May 25, 2025 that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Critical accounting estimates are those that are most important to the portrayal of our financial condition and operating results. These estimates require management’s most difficult, subjective, or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for the application of our judgment. In certain circumstances, however, the preparation of the Consolidated Financial Statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the estimates described below as our critical accounting estimates. See Note 1 to the Consolidated Financial Statements for a detailed discussion of significant accounting policies. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our Board.
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
The determination of sales incentive and trade promotion costs requires judgment and may change in the future as a result of changes in customer demand for our products and promotion participation, particularly for new programs related to the introduction of new products. Final determination of the total cost of promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. Because of the complexity of some of these trade promotions, the ultimate resolution may result in payments that are different from our estimates. As additional information becomes known, we may change our estimates. At May 25, 2025 and May 26, 2024, we had $88.2 million and $90.0 million, respectively, of accrued trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.
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
•We establish accruals for unrecognized tax benefits when, despite the belief that our tax return positions are fully supported, we believe that an uncertain tax position does not meet the recognition threshold of ASC 740, Income Taxes. These contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular matter, we believe that the accruals for unrecognized tax benefits at May 25, 2025, reflect the estimated outcome of known tax contingencies as of such date in accordance with accounting for uncertainty in income taxes under ASC 740.
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
The following table reconciles net income to Adjusted EBITDA:

	For the Fiscal Years Ended May
(in millions)	2025	2024
Net income (a)	$357.2	$725.5
Interest expense, net	180.0	135.8
Income tax expense	143.1	230.0
Income from operations including equity method investment earnings	680.3	1,091.3
Depreciation and amortization (b)	378.2	306.2
Unrealized derivative gains	(23.1)	(24.9)
Foreign currency exchange losses	15.2	28.6
Blue chip swap transaction gains	(21.1)	(18.0)
Items impacting comparability:
Restructuring Plan and other expenses	185.8	—
Shareholder activism expense	5.2	—
Inventory step-up from acquisition	—	20.7
Integration and acquisition-related items, net	—	12.8
Adjusted EBITDA	$1,220.5	$1,416.7
_____________________________________________________
(a)Net income included:
i.Restructuring plan expenses of $185.8 million ($143.7 million after-tax, or $1.01 per share) related to the FY25 Restructuring Plan announced on October 1, 2024, for fiscal 2025. Further information on the FY25 Restructuring Plan is provided in Note 4, Restructuring, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
ii.Shareholder activism expense of $5.2 million ($4.0 million after-tax, or $0.03 per share). for fiscal 2025.

iii.A $23.1 million unrealized gain ($17.2 million after-tax, or $0.12 per share) and a $24.9 million unrealized gain ($18.6 million after-tax, or $0.13 per share) related to mark-to-market adjustments associated with commodity and currency hedging contracts for fiscal 2025 and 2024, respectively;
iv.Foreign currency exchange losses of $15.2 million ($10.9 million after-tax, or $0.07 per share) and $28.6 million ($21.4 million after-tax, or $0.14 per share) for fiscal 2025 and 2024, respectively.
v.Blue chip swap transaction gains of $21.1 million ($20.0 million after-tax, or $0.14 per share) and $18.0 million ($13.4 million after-tax or $0.09 per share) for fiscal 2025 and 2024, respectively;
vi.In fiscal 2024, we recorded a $12.8 million loss ($9.6 million after-tax, or $0.07 per share) related to actions taken to mitigate the effect of changes in currency rates on the purchase of the remaining equity interest in LW EMEA, net of other acquisition-related costs;
vii.In fiscal 2024, we recorded a $20.7 million ($15.4 million after-tax, or $0.11 per share) charge related to the step-up and sale of inventory following completion of the LW EMEA Acquisition; and
viii.In fiscal 2025, we recorded an estimated $31 million loss related to the voluntary product withdrawal that was initiated in the fourth quarter of fiscal 2024. The total charge to reporting segments was approximately $19 million to the North America segment and approximately $12 million to the International segment. Fiscal year 2024 included an estimated $40 million loss ($30 million after-tax, or $0.20 per share) related to the voluntary product withdrawal. The total charge to the reporting segments was approximately $19 million to the North America segment and approximately $21 million to the International segment.
ix.In fiscal 2024, we estimate that we incurred approximately $95 million of losses ($72 million after-tax) related to the ERP transition in the fiscal third quarter, including approximately $83 million in the North America segment, approximately $5 million in the International segment, and $7 million of unallocated corporate costs.
x.In fiscal 2024, we recorded a $95.9 million charge ($72.9 million after-tax, or $0.50 per share) related to a write-off of excess raw potatoes. The total charge to the reporting segments was as follows: $86.0 million to the North America segment and $9.9 million to the International segment.
(b)Depreciation and amortization included interest expense, income tax expense, and depreciation and amortization from equity method investments of $8.2 million and $8.3 million for fiscal 2025 and 2024, respectively.

The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, and Equity Method Investment Earnings to Adjusted Equity Method Investment Earnings:

(in millions)	Gross Profit	SG&A	Equity Method Investment Earnings

Fiscal Year Ended May 25, 2025
As reported	$1,398.6	$633.5	$15.2
Unrealized derivative gains and losses	(13.4)	9.7	—
Foreign currency exchange losses	—	(15.2)	—
Blue chip swap transaction gains	—	21.1	—
Items impacting comparability:
Restructuring Plan and other expenses	75.3	—	10.5
Shareholder activism expense	—	(5.2)	—
Total adjustments	61.9	10.4	10.5
Adjusted (a)	$1,460.5	$643.9	$25.7

Fiscal Year Ended May 26, 2024
As reported	$1,766.7	$701.4	$26.0
Unrealized derivative gains and losses	(28.7)	(3.8)	—
Foreign currency exchange losses	—	(28.6)	—
Blue chip swap transaction gains	—	18.0	—
Items impacting comparability:
Inventory step-up from acquisition	20.7	—	—
Integration and acquisition-related items, net	—	(12.8)	—
Total adjustments	(8.0)	(27.2)	—
Adjusted (a)	$1,758.7	$674.2	$26.0
_____________________________________________________
(a)See the footnotes in the reconciliation of net income to Adjusted EBITDA above for a discussion of the items impacting comparability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, changes in currency rates, and interest rates. In the normal course of business, we may periodically enter into derivatives to minimize these risks, but not for trading purposes. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of May 25, 2025 and May 26, 2024. Actual results may differ materially.
Commodity Price Risk
Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, many of which qualify for the normal purchase and normal sales scope exception and are not recorded on the Consolidated Balance Sheets. We may use commodity swap or forward purchase contracts, in addition to sourcing from multiple providers, to manage risks associated with market fluctuations in oil and energy prices. Based on our open commodity contract hedge positions as of May 25, 2025, a hypothetical 10% decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of $6.8 million ($5.1 million after-tax). Based on our open commodity hedge positions as of May 26, 2024, a hypothetical 10% decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $9.2 million ($6.9 million after-tax). It should be noted that any change in the fair value of the contracts, real or hypothetical, likely would be substantially offset by an inverse change in the value of the underlying hedged item.
Foreign Currency Exchange Rate Risk
We are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our operations in foreign countries export to, and compete with imports from, other regions. As such, currency movements can have a number of direct and indirect impacts on our financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of exports out of the United States (and the impact on local currency pricing of products that are traded internationally). The currency that has the most impact is the Euro. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10% adverse change in exchange rates versus the U.S. dollar would result in losses of $68.5 million ($52.1 million after-tax) and $63.3 million ($48.1 million after-tax) as of May 25, 2025 and May 26, 2024, respectively.
Interest Rate Risk
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. Our exposure to market risk changes in interest rates relates primarily to the amount of interest expense we expect to pay with respect to our variable-rate debt, which is predominately tied to variable market rates including the Secured Overnight Financing Rate. At May 25, 2025, we had $2,976.6 million of fixed-rate and $1,166.4 million of variable-rate debt outstanding. At May 26, 2024, we had $2,495.0 million of fixed-rate and $1,341.7 million of variable-rate debt outstanding. A one percent increase in interest rates related to variable-rate debt would result in an annual increase in interest expense and a corresponding decrease in income before taxes of $11.8 million ($9.2 million after-tax) and $13.6 million($10.6 million after-tax) at May 25, 2025 and May 26, 2024, respectively.
For more information about our debt, see Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lamb Weston Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lamb Weston Holdings, Inc. and subsidiaries (the Company) as of May 25, 2025 and May 26, 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2025, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 25, 2025 and May 26, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended May 25, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 23, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over the finished goods inventory held at third-party warehouse locations
As discussed in Note 1 to the consolidated financial statements, the Company has recognized finished goods inventory of $755.7 million as of May 25, 2025, the majority of which is held at third-party warehouse locations. The tracking of the existence and completeness of finished goods inventory quantities held at third-party warehouse locations is reliant upon manual processes and automated processes within the Company’s enterprise resource planning system.

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
July 23, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Lamb Weston Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Lamb Weston Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 25, 2025 and May 26, 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2025, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements), and our report dated July 23, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
July 23, 2025

Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(dollars in millions, except per share amounts)

	For the Fiscal Years Ended May
	2025	2024	2023
Net sales	$6,451.3	$6,467.6	$5,350.6
Cost of sales	5,052.7	4,700.9	3,918.5
Gross profit	1,398.6	1,766.7	1,432.1
Selling, general and administrative expenses	633.5	701.4	550.0
Restructuring expense	100.0	—	—
Income from operations	665.1	1,065.3	882.1
Interest expense, net	180.0	135.8	109.2
Income before income taxes and equity method earnings	485.1	929.5	772.9
Income tax expense	143.1	230.0	224.6
Equity method investment earnings	15.2	26.0	460.6
Net income	$357.2	$725.5	$1,008.9
Earnings per share:
Basic	$2.51	$5.01	$6.98
Diluted	$2.50	$4.98	$6.95
Weighted average common shares outstanding:
Basic	142.2	144.9	144.5
Diluted	142.7	145.6	145.2
See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(dollars in millions)

	For the Fiscal Years Ended May
	2025			2024			2023
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$500.3	$(143.1)	$357.2	$955.5	$(230.0)	$725.5	$1,233.5	$(224.6)	$1,008.9
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations gain (loss)	1.0	(0.3)	0.7	(5.9)	1.3	(4.6)	3.4	(0.8)	2.6
Unrealized currency translation gains (losses)	66.6	0.5	67.1	19.3	(0.4)	18.9	(16.6)	2.4	(14.2)
Other	(0.5)	0.1	(0.4)	(0.5)	0.1	(0.4)	0.5	(0.1)	0.4
Comprehensive income	$567.4	$(142.8)	$424.6	$968.4	$(229.0)	$739.4	$1,220.8	$(223.1)	$997.7
See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(dollars in millions, except share data)

	May 25, 2025	May 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$70.7	$71.4
Receivables, net of allowances of $0.9 and $0.9	781.6	743.6
Inventories	1,035.4	1,138.6
Prepaid expenses and other current assets	145.0	136.4
Total current assets	2,032.7	2,090.0
Property, plant and equipment, net	3,687.9	3,582.8
Operating lease assets	113.2	133.0
Goodwill	1,090.2	1,059.9
Intangible assets, net	114.0	104.9
Other assets	354.6	396.4
Total assets	$7,392.6	$7,367.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$370.8	$326.3
Current portion of long-term debt and financing obligations	77.8	56.4
Accounts payable	616.4	833.8
Accrued liabilities	411.0	407.6
Total current liabilities	1,476.0	1,624.1
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,682.8	3,440.7
Deferred income taxes	253.5	256.2
Other noncurrent liabilities	242.6	258.2
Total long-term liabilities	4,178.9	3,955.1
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 151,390,267 and 150,735,397 shares issued	151.4	150.7
Treasury stock, at cost, 12,152,507 and 7,068,741 common shares	(838.0)	(540.9)
Additional distributed capital	(479.1)	(508.9)
Retained earnings	2,848.9	2,699.8
Accumulated other comprehensive income (loss)	54.5	(12.9)
Total stockholders’ equity	1,737.7	1,787.8
Total liabilities and stockholders’ equity	$7,392.6	$7,367.0

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(dollars in millions, except share and per share data)

	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at May 29, 2022	144,071,428	$148.0	$(264.1)	$(813.3)	$1,305.5	$(15.6)	$360.5
Dividends declared, $1.05 per share	—	—	—	—	(151.6)	—	(151.6)
Common stock issued	2,247,927	2.3	—	196.7	—	—	199.0
Stock-settled, stock-based compensation expense	—	—	—	38.5	—	—	38.5
Repurchase of common stock and common stock withheld to cover taxes	(653,672)	—	(50.2)	—	—	—	(50.2)
Other	—	—	—	19.5	(2.1)	—	17.4
Comprehensive income	—	—	—	—	1,008.9	(11.2)	997.7
Balance at May 28, 2023	145,665,683	$150.3	$(314.3)	$(558.6)	$2,160.7	$(26.8)	$1,411.3
Dividends declared, $1.28 per share	—	—	—	—	(184.9)	—	(184.9)
Common stock issued	441,886	0.4	—	0.3	—	—	0.7
Stock-settled, stock-based compensation expense	—	—	—	46.8	—	—	46.8
Repurchase of common stock and common stock withheld to cover taxes	(2,440,913)	—	(225.3)	—	—	—	(225.3)
Other	—	—	(1.3)	2.6	(1.5)	—	(0.2)
Comprehensive income	—	—	—	—	725.5	13.9	739.4
Balance at May 26, 2024	143,666,656	$150.7	$(540.9)	$(508.9)	$2,699.8	$(12.9)	$1,787.8
Dividends declared, $1.46 per share	—	—	—	—	(206.9)	—	(206.9)
Common stock issued	654,870	0.7	—	(0.6)	—	—	0.1
Stock-settled, stock-based compensation expense	—	—	—	39.4	—	—	39.4
Repurchase of common stock and common stock withheld to cover taxes	(5,083,766)	—	(294.4)	—	—	—	(294.4)
Other	—	—	(2.7)	(9.0)	(1.2)	—	(12.9)
Comprehensive income	—	—	—	—	357.2	67.4	424.6
Balance at May 25, 2025	139,237,760	$151.4	$(838.0)	$(479.1)	$2,848.9	$54.5	$1,737.7
See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(dollars in millions)

	For the Fiscal Years Ended May
	2025	2024	2023
Cash flows from operating activities
Net income	$357.2	$725.5	$1,008.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	407.5	306.8	222.8
Stock-settled, stock-based compensation expense	39.5	46.8	38.5
Gain on acquisition of investments in joint ventures	—	—	(425.8)
Equity method investment (earnings) loss, net of distributions	11.9	(15.5)	(35.7)
Deferred income taxes	0.6	(1.3)	0.4
Blue chip swap transaction gains	(21.1)	(18.0)	—
Other	(5.4)	24.9	2.2
Changes in operating assets and liabilities:
Receivables	(22.2)	(15.1)	(53.6)
Inventories	112.6	(203.3)	(125.1)
Income taxes payable/receivable, net	(10.3)	20.1	(12.3)
Prepaid expenses and other current assets	9.5	9.7	1.8
Accounts payable	2.0	36.5	83.1
Accrued liabilities	(13.5)	(118.9)	56.5
Net cash provided by operating activities	$868.3	$798.2	$761.7
Cash flows from investing activities
Additions to property, plant and equipment	(638.2)	(929.5)	(654.0)
Additions to other long-term assets	(33.6)	(62.3)	(82.0)
Acquisition of interests in joint venture, net	—	—	(610.4)
Acquisition of business, net of cash acquired	—	(10.5)	—
Proceeds from blue chip swap transactions, net of purchases	21.1	18.0	—
Other	2.7	0.2	5.5
Net cash used for investing activities	$(648.0)	$(984.1)	$(1,340.9)
Cash flows from financing activities
Proceeds from short-term borrowings	1,738.5	1,074.9	56.5
Repayments of short-term borrowings	(1,695.7)	(910.0)	(15.1)
Proceeds from issuance of debt	525.3	592.0	529.5
Repayments of debt and financing obligations	(276.6)	(401.1)	(32.6)
Dividends paid	(206.9)	(174.0)	(146.1)
Repurchase of common stock and common stock withheld to cover taxes	(294.4)	(225.3)	(51.6)
Other	(15.2)	(4.5)	0.2
Net cash used in financing activities	$(225.0)	$(48.0)	$340.8
Effect of exchange rate changes on cash and cash equivalents	4.0	0.5	18.2
Net decrease in cash and cash equivalents	(0.7)	(233.4)	(220.2)
Cash and cash equivalents, beginning of period	71.4	304.8	525.0
Cash and cash equivalents, end of period	$70.7	$71.4	$304.8
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
Basis of Presentation
These Consolidated Financial Statements present the financial results of Lamb Weston for the fiscal years ended May 25, 2025, May 26, 2024, and May 28, 2023 (“fiscal 2025, 2024, and 2023”), and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). The fiscal year of Lamb Weston ends the last Sunday in May. The fiscal years for the Consolidated Financial Statements presented consist of 52- week periods.
The financial statements include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such financial statements. Our Consolidated Financial Statements include the accounts of Lamb Weston and all of our majority-owned subsidiaries. Intercompany investments, accounts, and transactions have been eliminated.
Certain amounts in the prior year period consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no financial impact on previously reported net income, cash flows, or stockholders’ equity.
The equity method of accounting is applied for investments when the Company has significant influence over the investee’s operations, or when the investee is structured with separate capital accounts and our investment is considered more than minor. Our equity method investments are described in Note 6, Other Assets.
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
The nature of our contracts varies based on the business, customer type, and region; however, in all instances it is our customary business practice to receive a valid order from the customer, in which each party’s rights and related payment terms are clearly identifiable. Our payment terms are consistent with industry standards and generally include early pay discounts. Amounts billed and due from customers are short-term in nature and are classified as receivables, since payments are unconditional and only the passage of time is required before payments are due. As of May 25, 2025 and May 26, 2024, we had $132.7 million and $104.3 million, respectively, of unbilled receivables for customized products for which we recognize revenue as performance obligations are met and record the amounts in “Receivables” on our Consolidated Balance Sheets. We generally do not offer financing to our customers. We also do not provide a general right of return. However, customers may seek to return defective or non-conforming products. Following a customer return, we may offer remedies, including cash refunds, credit towards future purchases, or product replacement. As a result, customers’ right of return and related refund or product liabilities are estimated and recorded as reductions in revenue.
We have contract terms that give rise to variable consideration including, but not limited to, discounts, coupons, rebates, and volume-based incentives. We estimate volume rebates based on the most likely amount method outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We estimate early payment discounts and other customer trade incentives based principally on historical sales and coupon utilization and redemption rates, influenced by judgments about current market conditions such as competitive activity in specific product categories, which is consistent with the expected value method outlined in ASC 606. We have concluded that these methods result in the best estimate of the consideration we are entitled to from our customers. Because of the complexity of some of these trade promotions, however, the ultimate resolution may result in payments that are materially different from our estimates. As additional information becomes known, we may change our estimates. At May 25, 2025 and May 26, 2024, we had $88.2 million and $90.0 million, respectively, of sales incentives and trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.
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
Advertising and Promotion
Advertising and promotion expenses totaled $35.8 million, $49.7 million, and $34.4 million in fiscal 2025, 2024, and 2023, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings as the expenses are incurred.
Research and Development
Research and development costs are expensed as incurred and totaled $22.0 million, $26.4 million, and $17.2 million in fiscal 2025, 2024, and 2023, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.
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
Pension and Post-Retirement Benefits
In fiscal 2026, we plan to terminate our defined benefit pension plan (the “Pension Plan”), which is now frozen for all participants. In connection with the termination, we offered participants two options to receive their benefits, a lump-sum payout or through the purchase of group annuity contracts from a highly-rated insurance company which will irrevocably transfer the remaining balance of the Pension Plan’s obligations and related assets. As of July 16, 2025, the Pension Plan made approximately $27 million of payments to eligible participants electing the lump-sum option. As a result of the Pension Plan termination, we expect to record a pre-tax pension settlement charge of approximately $10 million in fiscal 2026 of which we estimate 40% and 60% to be cash and non-cash, respectively.
In early fiscal 2026, we contributed $13.5 million to the plan in connection with the Pension Plan termination. In fiscal 2025 and 2024, we made $0.6 million and $6.1 million, respectively, of contributions to our qualified plan.
We also have a nonqualified defined benefit pension plan that provides unfunded supplemental retirement benefits to certain U.S. executives. This plan is closed to new participants and pension benefit accruals are frozen for active participants.

U.S. employees are eligible to participate in a defined contribution savings plans with employer matching provisions. Eligible employees participate in a contributory defined contribution plan (“the 401(k) Plan”), which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Regardless of employee participation level, we generally provide a 3% contribution to the 401(k) Plan. In addition to this, we will generally match 100% of the first 6% of the participating employee’s contribution election to the 401(k) Plan. The Plan’s matching contributions have a five-year graded vesting with 20% vesting each year. We made employer contributions of $41.5 million, $48.1 million, and $38.7 million in fiscal 2025, 2024, and 2023, respectively.
We sponsor a non-qualified deferred compensation savings plan that permits eligible U.S. employees to continue to make deferrals and receive company matching contributions when their contributions to the 401(k) Plan are stopped due to limitations under U.S. tax law. In addition, we sponsor a non-qualified deferred compensation plan for non-employee directors that allow directors to defer their cash compensation and stock awards. Both deferred compensation plans are unfunded nonqualified defined contribution plans. Participant deferrals and company matching contributions (for the employee deferred compensation plan only) are not invested in separate trusts, but are paid directly from our general assets at the time benefits become due and payable. At May 25, 2025 and May 26, 2024, we had $27.0 million and $27.6 million, respectively, of liabilities attributable to participation in our deferred compensation plans recorded on our Consolidated Balance Sheets.
Cash and Cash Equivalents
Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash and cash equivalents and stated at cost, which approximates market value. We maintain various banking relationships with high quality financial institutions, and, from time to time, we invest available cash in money market funds that are backed by U.S. Treasury securities and can be redeemed without notice. Cash held in money market funds are treated as cash equivalents.
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

(in millions)	May 25, 2025	May 26, 2024
Raw materials and packaging	$171.5	$178.7
Finished goods	755.7	867.9
Supplies and other	108.2	92.0
Inventories	$1,035.4	$1,138.6

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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. The amount of interest capitalized from construction in progress was $25.9 million, $49.5 million, and $17.5 million in fiscal 2025, 2024, and 2023, respectively. Construction in progress does not include deposits made on equipment, materials, and services yet to be received. Repairs and maintenance costs are expensed as incurred. The components of property, plant and equipment were as follows:

(in millions)	May 25, 2025	May 26, 2024
Land and land improvements	$191.6	$186.2
Buildings, machinery and equipment	5,136.3	4,708.8
Furniture, fixtures, office equipment and other	161.9	127.7
Construction in progress	551.7	688.2
Property, plant and equipment, at cost	6,041.5	5,710.9
Less accumulated depreciation	(2,353.6)	(2,128.1)
Property, plant and equipment, net	$3,687.9	$3,582.8
Depreciation is computed on a straight-line basis over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1-30 years
Buildings	10-40 years
Machinery and equipment	5-20 years
Furniture, fixtures, office equipment, and other	3-15 years
Below is a breakout between Cost of sales (“COS”) and Selling, general and administrative expenses (“SG&A”) for depreciation and total amortization for fiscal 2025, 2024, and 2023.

	For the Fiscal Years Ended May
(in millions)	2025	2024	2023
Depreciation - COS	$323.7	$266.1	$202.2
Depreciation - SG&A	15.0	12.1	9.1
Depreciation - Restructuring expense (a)	32.8	—	—
	$371.5	$278.2	$211.3
Amortization	$31.4	$19.6	$7.0
___________________________________________
(a)See Note 4, Restructuring, of these Notes to Consolidated Financial Statements for additional information.

At May 25, 2025 and May 26, 2024, purchases of property, plant and equipment included in accounts payable were $85.4 million and $292.0 million, respectively.
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
Foreign currency transactions resulted in losses of $15.2 million and $28.6 million in fiscal 2025 and 2024, respectively, and a gain of $19.7 million in fiscal 2023. Fiscal 2023 includes a $25.2 million foreign currency transaction gain related to actions taken to mitigate the effect of changes in currency rates on the purchase price of our former European joint venture, Lamb-Weston/Meijer v.o.f. (“LW EMEA”). These amounts were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

In fiscal 2024, we began entering into blue chip swap transactions in Argentina as a way to mitigate the impact of fluctuations in the currency rate of the Argentinian peso. We recorded gains of $21.1 million and $18.0 million in fiscal 2025 and 2024, respectively. These amounts were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.
Derivative Financial Instruments
We use derivatives and other financial instruments to hedge a portion of our commodity and interest rate risks. We do not hold or issue derivatives and other financial instruments for trading purposes. Derivative instruments are reported in our Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale exception (“NPNS”) under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized. Changes in commodity derivative instrument values are recognized in “Cost of sales” in our Consolidated Statements of Earnings. We do not designate commodity derivatives to achieve hedge accounting treatment.
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
See Note 3, Income Taxes, for more information.
New and Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies to disclose incremental segment information on an annual and interim basis. It expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. We adopted this ASU in the fourth quarter of fiscal 2025 and added disclosures in Note 13, Segments. The disclosures were applied retrospectively and impacted all prior periods presented.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures, particularly around rate reconciliations and income taxes paid information. ASU 2023-09 is effective for our Annual Report on Form 10-K for the fiscal year ending May 31, 2026, on a prospective basis, with early adoption permitted. We adopted this guidance as of May 26, 2025, and will update disclosures within our fiscal 2026 Annual Report on Form 10-K.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires companies to provide more detailed information of certain income statement expenses within the footnotes to the financial statements. ASU 2024-03 is effective for our fiscal 2028 Annual Report on Form 10-K, and interim periods beginning in our fiscal 2029, on a prospective basis, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our Consolidated Financial Statements.

2.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	For the Fiscal Years Ended May
(in millions, except per share amounts)	2025	2024	2023
Numerator:
Net income	$357.2	$725.5	$1,008.9

Denominator:
Basic weighted average common shares outstanding	142.2	144.9	144.5
Add: Dilutive effect of employee incentive plans (a)	0.5	0.8	0.7
Diluted weighted average common shares outstanding	142.7	145.6	145.2

Earnings per share:
Basic	$2.51	$5.01	$6.98
Diluted	$2.50	$4.98	$6.95
_____________________________________________________
(a)Potential dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance share awards. As of May 25, 2025, 0.8 million shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive. As of May 26, 2024, and May 28, 2023, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.
3.    INCOME TAXES
Pre-tax income, inclusive of equity method investment earnings, consisted of the following:

	For the Fiscal Years Ended May
(in millions)	2025	2024	2023
United States	$418.1	$807.8	$794.2
Non-U.S.	82.2	147.7	439.3
Total pre-tax income	$500.3	$955.5	$1,233.5
The provision for income taxes included the following:

	For the Fiscal Years Ended May
(in millions)	2025	2024	2023
Current
U.S. federal	$85.7	$140.5	$174.1
State and local	6.3	36.1	25.8
Non-U.S.	50.7	54.8	24.3
Total current provision for taxes	142.7	231.4	224.2

Deferred
U.S. federal	(1.3)	27.7	(12.6)
State and local	(0.6)	(14.6)	(0.4)
Non-U.S.	2.3	(14.5)	13.4
Total deferred provision for taxes	$0.4	$(1.4)	$0.4
Total provision for taxes	$143.1	$230.0	$224.6

A reconciliation of income tax expense using the 21% U.S. statutory tax rate on income from operations, including equity method earnings and before income taxes, compared with the actual provision for income taxes follows:

	For the Fiscal Years Ended May
(in millions)	2025	2024	2023
Provision computed at U.S. statutory rate	$105.1	$200.7	$259.0
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	5.1	20.1	21.2
Non-U.S. operations (a)	19.0	5.5	(11.7)
Change in valuation allowance (b)	14.7	3.6	(0.7)
Consolidation of previously held equity interests (c)	—	—	(43.1)
Other	(0.8)	0.1	(0.1)
Total income tax expense	$143.1	$230.0	$224.6
Effective income tax rate (b)(d)	28.6%	24.1%	18.2%
_____________________________________________________
(a)We derive the effective tax rate expense or (benefit) attributed to non-U.S. income taxed at different rates, including the impact of permanent items. The statutory tax rates range from 8.25% to 35%.
(b)The predominant change in the valuation allowance and effective income tax rate in fiscal 2025 is attributable to the establishment of a valuation allowance against certain international deferred tax assets and international permanent differences.
(c)In connection with the joint venture acquisitions, we recorded a $43.1 million rate benefit based on a $425.8 million non-cash gain ($379.5 million after-tax) related to the remeasurement of our initial equity interests to fair value.
(d)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate in fiscal 2023 included the tax impact of the remeasurement of our initial 50% equity interests in LW EMEA and our joint venture in Argentina, Lamb Weston Alimentos Modernos S.A (“LWAMSA”), and other acquisition-related items. The fiscal 2023 tax rates were affected by mark-to-market adjustments associated with changes in natural gas and electricity derivatives as commodity markets in Europe experienced significant volatility. Excluding these items, our effective tax rate was 21.8% in fiscal 2023.
Income Taxes Paid
Income taxes paid, net of refunds, were $149.7 million, $188.8 million, and $226.5 million in fiscal 2025, 2024, and 2023, respectively.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred income tax assets and liabilities were as follows:

	May 25, 2025		May 26, 2024
(in millions)	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$297.9	$—	$322.6
Goodwill and other intangible assets	17.1	—	17.4	—
Compensation and benefit related liabilities	26.3	—	27.8	—
Net operating loss and credit carryforwards (a)	34.1	—	22.9	—
Accrued expenses and other liabilities	12.2	—	20.1	—
Inventory and inventory reserves	8.7	—	17.7	—
Lease obligations	28.9	—	31.4	—
Operating lease assets	—	26.6	—	28.9
Research and development expenditures	18.4	—	21.4	—
Equity method investments	—	5.7	—	7.1
Other	9.8	12.0	11.0	6.0
	155.5	342.2	169.7	364.6
Less: Valuation allowance (b)	(65.7)	—	(53.1)	—
Net deferred taxes (c)	$89.8	$342.2	$116.6	$364.6
_____________________________________________________
(a)At May 25, 2025, Lamb Weston had approximately $76.4 million of gross ($19.7 million after-tax) non-U.S. net operating loss carryforwards, of which $6.0 million (after-tax) will expire by fiscal 2031. The remaining $13.7 million (after-tax) non-U.S. net operating loss carryforwards will not expire. Lamb Weston also had a non-U.S. tax credit carryforward of $0.6 million, which will expire by fiscal 2033, and a state business credit carryforward of $13.7 million, which will expire by fiscal 2039.
(b)The valuation allowance is predominantly related to non-amortizable intangibles in the United States, with a lesser portion attributable to valuation allowances against certain international deferred tax assets.
(c)Deferred tax assets of $1.1 million and $8.2 million, as of May 25, 2025 and May 26, 2024, respectively, were presented in “Other assets.” Deferred tax liabilities of $253.5 million and $256.2 million as of May 25, 2025 and May 26, 2024, respectively, were presented in “Deferred income taxes” as“Long-term liabilities” on the Consolidated Balance Sheets. The deferred tax asset and liability net position is determined by tax jurisdiction.
The accounting standards allow companies to adopt an accounting policy to either recognize deferred taxes for global intangible low-taxed income (“GILTI”) or treat such as a tax cost in the year incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes on temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.
We have not established deferred income taxes on accumulated undistributed earnings and other basis differences for operations outside the U.S., as such earnings and basis differences are indefinitely reinvested. Determining the unrecognized deferred tax liability for these earnings is not practicable. Generally, no significant U.S. federal income taxes will be imposed on future distributions of non-U.S. earnings under the current law. However, distributions to the U.S. or other jurisdictions could be subject to withholding and other local taxes, and these taxes would not be material.

Uncertain Tax Positions
The aggregate changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, recorded in the accompanying Balance Sheets, consisted of the following:

	For the Fiscal Years Ended May
(in millions)	2025	2024	2023
Beginning balance	$79.6	$59.6	$40.4
Decreases from positions established during prior fiscal years	(1.5)	(3.6)	—
Increases from positions established during current and prior fiscal years (a)	16.6	29.4	26.3
Decreases relating to settlements with taxing authorities	(1.7)	(0.5)	(4.9)
Expiration of statute of limitations	(10.4)	(5.3)	(2.2)
Ending balance (a)	$82.6	$79.6	$59.6
_____________________________________________________
(a)If we were to prevail on the unrecognized tax benefits recorded as of May 25, 2025 and May 26, 2024, it would result in a tax benefit of $71.4 million and $69.0 million, respectively, and a reduction in the effective tax rate. The ending balances exclude $17.8 million and $15.3 million of gross interest and penalties in fiscal 2025 and 2024, respectively. We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.
Lamb Weston conducts business and files tax returns in numerous countries, states, and local jurisdictions. We do not have any significant open tax audits. Major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years. Statute of limitation expirations could reduce the uncertain tax positions by approximately $16 million during the next 12 months.
Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain U.S. federal, state, and non-U.S. tax audits may be concluded within the next 12 months. This process could increase or decrease the balance of our gross unrecognized tax benefits. The estimated impact on income tax expense and net income is not expected to be significant.
4.    RESTRUCTURING
On October 1, 2024, we announced a restructuring plan (the “FY25 Restructuring Plan”), which was designed to drive operational and cost efficiencies and improve cash flows. The FY25 Restructuring Plan included the permanent closure of our manufacturing facility in Connell, Washington, the temporary curtailment of certain production lines and schedules across our manufacturing network in North America, and reductions in employee headcount, other operating expenses, and capital expenditures.
In fiscal 2025, we recorded $185.8 million of pre-tax charges, of the total charges, $137.1 million were cash and $48.7 million were non-cash.

(in millions)	For the year ended May 25, 2025
Restructuring Plan expenses related to (a):
Accelerated depreciation, retirement of assets, and other plant charges (b)	$55.3
Potato contract terminations (c)	59.3
Inventory write-off (c)	26.5
Employee-related costs (d)	17.5
Other restructuring charges	27.2
$185.8
___________________________________________
(a)    These charges were included as “unallocated corporate costs” before being reconciled in the Segment Adjusted EBITDA to Net income table in Note 13, Segments, of these Notes to the Consolidated Financial Statements.
(b)    Includes charges related to accelerating depreciation of the manufacturing facility permanently closed under the FY25 Restructuring Plan, other asset retirements, and plant charges.
(c)    Includes the cost of contracted raw potatoes that will not be used due to curtailed production and the write-off of inventories, including spare parts, related to the production curtailment under the FY25 Restructuring Plan.
(d)    Includes employee severance and other one-time termination benefits related to the reduction in headcount under the FY25 Restructuring Plan.

The following amounts related to the FY25 Restructuring Plan are included in the Company’s Consolidated Statements of Earnings:

(in millions)	For the year ended May 25, 2025
Restructuring Plan expenses included in:
Cost of sales	$75.3
Restructuring expense	100.0
Equity method investment earnings	10.5
$185.8
During fiscal 2025, we paid $115.6 million in FY25 Restructuring Plan expenses; accruals remaining under the FY25 Restructuring Plan of $21.5 million are recorded as current liabilities within “Accounts payable” and “Accrued liabilities” in the accompanying Consolidated Balance Sheet at May 25, 2025.
The actions in connection with the FY25 Restructuring Plan were substantially complete by the end of fiscal 2025, and the majority of the remaining charges that will occur in fiscal 2026 relate to facility closure, including demolition, and employee-related costs. Any changes to these estimates or timing will be reflected in our results of operations in future periods.
5.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for fiscal years 2025 and 2024:

(in millions)	North America	International	Total
Balance at May 29, 2023 (a)	$722.4	$318.3	$1,040.7
Acquisitions	—	8.5	8.5
Foreign currency translation adjustments	6.4	4.3	10.7
Balance at May 26, 2024	$728.8	$331.1	$1,059.9
Foreign currency translation adjustments	24.4	5.9	30.3
Balance at May 25, 2025	$753.2	$337.0	$1,090.2
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
Other identifiable intangible assets were as follows:

	May 25, 2025				May 26, 2024
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	13	140.8	(44.8)	96.0	13	123.6	(36.7)	86.9
		$158.8	$(44.8)	$114.0		$141.6	$(36.7)	$104.9
_____________________________________________________
(a)Non-amortizing intangible assets represent brands and trademarks.
(b)Amortizing intangible assets are primarily comprised of licensing agreements, brands, and customer relationships. Foreign intangible assets are affected by foreign currency translation.

Based on current intangibles subject to amortization, we expect intangible asset amortization expense, excluding developed technology, will be approximately $8.7 million in fiscal 2026, $8.6 million in fiscal 2027, $8.6 million in fiscal 2028, $8.5 million in fiscal 2029, and $7.7 million in fiscal 2030, and approximately $53.9 million cumulatively thereafter.
Impairment Testing
During the annual goodwill impairment test we performed in the fourth quarter of fiscal 2025, we assessed qualitative and quantitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Based on the results of the qualitative and quantitative impairment test, we determined that it was not more likely than not that the fair value was less than the carrying value of our North America and International reporting units. Additionally, we completed our tests of our non-amortizing intangibles in the fourth quarter of fiscal 2025 and there was no indication of intangible asset impairment.
6.    OTHER ASSETS
The components of other assets were as follows:

(in millions)	May 25, 2025	May 26, 2024
Capitalized software costs (a)	$208.7	$227.9
Equity method investments (b)	47.5	59.2
Property, plant, and equipment deposits	30.3	52.6
Other	68.1	56.7
Other assets	$354.6	$396.4
_____________________________________________________
(a)Capitalized software costs are generally amortized over three to seven years once implemented.
(b)Equity method investments include our 50% ownership in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), our joint venture with RDO Frozen Co., which is included in our North America segment.
Summarized financial information for our equity method investments are as follows:

	For the Fiscal Years Ended May
(in millions)	2025 (a)	2024 (a)	2023 (b)
Net sales	$336.3	$339.8	$1,122.3
Gross profit	66.7	88.1	237.0
Income from operations	33.7	55.3	83.3
Net income	30.3	51.9	70.1

(in millions)	May 25, 2025 (a)	May 26, 2024 (a)
Current assets	$85.8	$124.7
Noncurrent assets	106.3	113.5
Current liabilities	50.5	64.3
Noncurrent liabilities	46.7	55.5
____________________________
(a)    Reflects Lamb Weston RDO only
(b)    The fiscal 2023 financial information includes the financial results for the parts of the fiscal year when LW EMEA and LWAMSA were being accounted for as unconsolidated joint ventures.

We made the following sales to and purchases from our equity method investments, primarily for finished products sold to or purchased from our joint ventures. We also provided services, such as sales and marketing services, to our equity method investments that are recorded as a reduction to “Selling, general and administrative expenses” in our Consolidated Statements of Earnings. We also received dividends. The following table summarizes the activity with our equity method investments:

	For the Fiscal Years Ended May
(in millions)	2025	2024	2023
Sales	$9.4	$18.1	$22.2
Purchases	82.2	74.9	42.9
Services provided	21.4	22.8	18.4
Dividends received	23.0	11.8	—
As of May 25, 2025 and May 26, 2024, we had receivables included in “Receivables” on our Consolidated Balance Sheets from our equity method investments of $6.2 million and $8.2 million, respectively.
7.    ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	May 25, 2025	May 26, 2024
Compensation and benefits	$104.5	$72.8
Accrued trade promotions	88.2	90.0
Dividends payable to shareholders	51.7	51.7
Taxes payable	37.3	24.8
Accrued interest	36.3	31.7
Current portion of operating lease obligations	23.9	29.3
Plant utilities and accruals	23.0	23.9
Derivative liabilities and payables	7.0	24.6
Other	39.1	58.8
Accrued liabilities	$411.0	$407.6

8.    DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

(in millions)	May 25, 2025		May 26, 2024
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
Revolving credit facility	$333.2	5.940%	$291.3	6.580%
Other credit facilities (a)	37.6	(a)	35.0	(a)
	370.8		326.3
Long-term debt:
Term A-1 loan facility, due June 2026 (b) (c)	—	—	228.8	7.240
Term A-3 loan facility, due January 2030 (b)	405.0	6.900	427.5	7.390
Term A-4 loan facility, due May 2029 (b)	312.8	6.630	325.0	6.540
Term A-5 loan facility, due September 2031 (b)	493.8	5.650	—	—
RMB loan facility, due February 2027	143.8	4.040	142.2	4.450
RMB loan facility, due August 2029	19.6	3.960	—	—
Euro term loan facility, due May 2029	227.2	4.510	216.9	5.080
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,772.2		3,510.4
Financing obligations:
Lease financing obligations due on various dates through 2040 (d)	5.2		5.7

Total debt and financing obligations	4,148.2		3,842.4
Debt issuance costs (e)	(16.8)		(19.0)
Short-term borrowings	(370.8)		(326.3)
Current portion of long-term debt and financing obligations	(77.8)		(56.4)
Long-term debt and financing obligations, excluding current portion	$3,682.8		$3,440.7
_____________________________________________________
(a)Other credit facilities consist of short-term facilities at our subsidiaries used for working capital purposes. Borrowings under these facilities bear interest at various rates.
(b)The interest rates applicable to the Term A-1, A-3, A-4, and A-5 loans do not include anticipated patronage dividends. We have received and expect to continue receiving patronage dividends under the outstanding term loan facilities.
(c)The Term A-1 loan facility was repaid in full in connection with our entry into the Term Loan Amendment discussed below.
(d)The interest rates on our lease financing obligations ranged from 2.08% to 6.19% at May 25, 2025 and May 26, 2024. For more information on our lease financing obligations, see Note 9, Leases.
(e)Excludes debt issuance costs of $3.9 million and $4.9 million as of May 25, 2025 and May 26, 2024, respectively, related to our Revolving Credit Facility, which are recorded in “Other assets” on our Consolidated Balance Sheets. In fiscal 2025, 2024, and 2023, we recorded $4.8 million, $4.5 million, and $4.1 million, respectively, of amortization expense in “Interest expense” in our Consolidated Statements of Earnings.
Revolving Credit Facility
On May 3, 2024, we entered into an amended and restated credit agreement (the “Revolving Credit Agreement”), which replaced our then-existing credit agreement, dated as of November 9, 2016. The Revolving Credit Agreement modified the former revolving credit agreement for the purpose of, among other things, (i) increasing the commitments under the Revolving Credit Facility to $1.5 billion, (ii) extending the maturity date of the Revolving Credit Facility from August 2026 to May 2029, and (iii) establishing a new €200.0 million term loan facility maturing May 2029 (the “Euro Term Loan Facility”).

Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to (i) an applicable rate described in the table below plus (ii)(a) for U.S. dollar denominated loans, Term SOFR, Adjusted Daily Simple SOFR or the Base Rate (each as defined in the Revolving Credit Agreement), and (b) for Alternative Currency denominated loans, the Alternative Currency Term Rate or the Alternative Currency Daily Rate (each as defined in the Revolving Credit Agreement). Borrowings under the Euro Term Loan Facility bear interest at a per annum rate equal to (i) an applicable rate described in the table below plus (ii) the Alternative Currency Term Rate applicable to Euro denominated loans. The Revolving Credit Agreement contains certain covenant restrictions, a consolidated net leverage ratio and an interest coverage ratio and customary events of default.
At May 25, 2025, we had approximately $1,166.8 million of availability under the Revolving Credit Facility.
Term Loan Facilities
On May 3, 2024, we entered into an amended and restated credit agreement (the “Term Loan Credit Agreement”), which replaced our then-existing credit agreement, dated as of June 28, 2019. The former term loan credit agreement provided for, among other things, (i) a $300.0 million term loan facility due June 2026 (the “Term A-1 Loan Facility”), (ii) a $325.0 million term loan facility due April 2025 (the “Term A-2 Loan Facility”) and (iii) a $450.0 million term loan facility due January 2030 (the “Term A-3 Loan Facility”). The Term Loan Credit Agreement modified the former term loan agreement for the purpose of, among other things, establishing an additional $325.0 million term loan facility due May 2029 (the “Term A-4 Loan Facility”). Borrowings under the Term A-4 Loan Facility were used in part to repay the Term A-2 Loan Facility in full.
On September 27, 2024, we amended the Term Loan Credit Agreement (the “Term Loan Amendment”) to, among other things, establish a new $500 million term loan facility with a maturity date of September 2031 (“Term A-5 Loan Facility”). Borrowings under the Term A-5 Loan Facility were used to repay the Term A-1 Loan Facility in full and to pay down borrowings under our Revolving Credit Facility. Borrowings under the Term Loan Credit Agreement bear interest, before anticipated patronage dividends, at a per annum rate equal to (i) an applicable rate described in the table below plus (ii) the Adjusted Term SOFR Rate, the Base Rate or, in the case of Term A-4 and Term A-5 Loan Facilities, the Fixed Rate (each as defined in the Term Loan Credit Agreement). The Term Loan Credit Agreement contains certain covenant restrictions, a consolidated net leverage ratio and an interest coverage ratio and customary events of default.
RMB Loan Facilities
On February 18, 2022, our wholly owned subsidiary, Ulanqab Lamb Weston Food Co., Ltd., entered into a facility agreement providing for a RMB 1,079.0 million ($150.3 million based on prevailing exchange rates on May 25, 2025) term loan facility (the “RMB Loan Facility”). The RMB Loan Facility matures on February 25, 2027. The RMB Loan Facility contains covenants that are standard for credit facilities originated in the People’s Republic of China. Payment obligations under the RMB Loan Facility are unconditionally guaranteed by Lamb Weston.
On August 22, 2024, Ulanqab Lamb Weston Food Co., Ltd., entered into a facility agreement providing for a RMB 200 million ($27.9 million based on prevailing exchange rates on May 25, 2025) term loan facility (the “RMB 2024 Loan Facility”). The RMB 2024 Loan Facility matures on August 28, 2029. The RMB 2024 Loan Facility contains covenants that are standard for credit facilities originated in the People’s Republic of China. Payment obligations under the RMB 2024 Loan Facility are unconditionally guaranteed by Lamb Weston.
4.875% Senior Notes due 2028
In May 2020, we issued $500.0 million aggregate principal amount of 4.875% senior notes due May 15, 2028 (“2028 Notes”). Our obligations under the 2028 Notes are unconditionally guaranteed on a senior unsecured basis by the same subsidiaries as the Revolving Credit Facility. The 2028 Notes are senior unsecured obligations and rank equally with all of our current and future senior indebtedness (including the 2030 and 2032 Notes), rank senior to all our current and future subordinated indebtedness and are subordinated to all of our current and future secured indebtedness (including all borrowings with respect to the Revolving Credit Facility and Term A-3, A-4 and A-5 Loan Facilities to the extent of the value of the assets securing such indebtedness). Upon a change of control (as defined in the indenture governing the 2028 Notes), we must offer to repurchase the 2028 Notes at 101% of the principal amount of the notes, plus accrued and unpaid interest.

4.125% Senior Notes due 2030 and 4.375% Senior Notes due 2032
On November 8, 2021, we issued (i) $970.0 million aggregate principal amount of 4.125% senior notes due January 31, 2030 (“2030 Notes”) and (ii) $700.0 million aggregate principal amount of 4.375% senior notes due January 31, 2032 (“2032 Notes”) pursuant to indentures, each dated as of November 8, 2021 (together, the “Indentures”). Our obligations under the 2030 Notes and 2032 Notes are unconditionally guaranteed on a senior unsecured basis by the same subsidiaries as the Revolving Credit Facility.
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
Other Credit Facilities
At May 25, 2025 and May 26, 2024, two of our subsidiaries had $50.1 million and $58.3 million, respectively, of availability under their respective line of credit facilities with financial institutions, with borrowings outstanding of $37.6 million and $35.0 million, respectively. We guarantee the full amount of one of our subsidiaries’ obligations to the financial institutions up to the maximum amount of borrowings under the credit facility.
Variable Rate Interest
Additional information regarding our variable rate debt modifiers is shown below:

	Fixed Rate Loans	Reference Rate-Based Loans	Base Rate-Based Loans
Revolving credit facility (a)	N/A	1.125 - 1.750%	0.125 - 0.750%
Term A-1 loan facility (b)	N/A	1.850 - 2.600%	0.850 - 1.600%
Term A-3 loan facility	N/A	2.000 - 2.750%	1.000 - 1.750%
Term A-4 loan facility (c)	1.850 - 2.850%	1.850 - 2.850%	0.850 - 1.850%
Term A-5 loan facility (d)	1.850 - 2.850%	1.850 - 2.850%	0.850 - 1.850%
_____________________________________________________
(a)Borrowings under the Revolving Credit Facility have the same margin whether loans are denominated in U.S. dollars or non-U.S. currencies.
(b)The Term A-1 Loan Facility was repaid in full in connection with our entry into the Term Loan Amendment.
(c)The Term A-4 Loan Facility is considered fixed-rate debt. Under the terms of the facility, on May 1, 2028, we may make an election to treat the remaining year of the term loan as a fixed or variable rate loan. The election can be made for a period that is less than twelve months, which would then initiate a separate election at the end of the period.
(d)The Term A-5 Loan Facility is considered fixed-rate debt. Under the terms of the facility, on October 1, 2026, we may make an election to treat the term loan as a fixed or variable rate loan. The election can be made for a period that is less than the remainder of the term loan, which would then initiate a separate election at the end of the period.

	Reference Rate-Based Loans	PRC Prime Rate-Based Loans
RMB loan facility, due February 2027	N/A	Prime + 0.300%
RMB loan facility, due August 2029	N/A	Prime + 0.300%
Euro term loan facility, due May 2029	1.125 - 1.750%	N/A

Debt Maturities
The aggregate minimum principal maturities of our long-term debt, including current portion of long-term debt, for the next five fiscal years and thereafter, are as follows:

(in millions)	Debt (a)
2026	$76.5
2027	195.8
2028	565.2
2029	540.7
2030	1,325.3
Thereafter	1,068.7
$3,772.2
_____________________________________________________
(a)See Note 9, Leases, for maturities of our lease financing obligations.
Other
During fiscal 2025, 2024, and 2023, we paid $210.7 million, $191.3 million, and $151.8 million, respectively, of interest on debt.
9.    LEASES
We lease various real estate, including certain operating facilities, warehouses, office space, and land. We also lease material handling equipment, vehicles, and certain other equipment. Our leases have remaining lease terms of one to 15 years.
The components of total lease costs, net, consisted of the following:

	For the Fiscal Year Ended May (a)
(in millions)	2025	2024	2023
Operating lease costs	$36.2	$38.5	$35.8
Short-term and variable lease costs	13.5	15.6	10.4
Sublease income	(4.3)	(4.7)	(5.0)
Finance lease costs:
Amortization of lease assets	1.3	1.4	1.0
Interest on lease obligations	0.3	0.3	0.2
Total lease costs, net	$47.0	$51.1	$42.4
_____________________________________________________
(a)Supply-chain-related lease costs are included in “Cost of sales,” and the remainder is recorded in “Selling, general and administrative expenses,” in our Consolidated Statements of Earnings. Interest on finance lease obligations is included in “Interest expense, net,” in our Consolidated Statements of Earnings.

Operating and finance leases, with initial terms greater than one year, were as follows:

(in millions, except for lease term and discount rate amounts)	Classification	May 25, 2025	May 26, 2024
Assets:
Operating lease assets	Operating lease assets	$113.2	$133.0
Finance lease assets	Property, plant and equipment, net (a)	2.7	3.9
Total leased assets		$115.9	$136.9

Liabilities:
Lease obligations due within one year:
Operating lease obligations	Accrued liabilities	$23.9	$29.3
Finance lease obligations	Current portion of long-term debt and financing obligations	1.3	1.5
Long-term lease obligations:
Operating lease obligations	Other noncurrent liabilities	98.9	115.4
Finance lease obligations	Long-term debt and financing obligations, excluding current portion	3.9	4.2
Total lease obligations		$128.0	$150.4

Weighted-average remaining lease term - finance leases	10.5 years	11.0 years
Weighted-average remaining lease term - operating leases	6.0 years	6.7 years
Weighted-average discount rate - finance leases	3.6%	3.7%
Weighted-average discount rate - operating leases	5.4%	5.6%
_____________________________________________________
(a)Finance leases are net of accumulated amortization of $9.5 million and $8.2 million at May 25, 2025 and May 26, 2024, respectively.
The maturities of our lease obligations for operating and finance leases at May 25, 2025 for the next five fiscal years and thereafter are as follows:

(in millions)	Operating Leases	Finance Leases	Total
2026	$27.4	$1.4	$28.8
2027	25.0	0.9	25.9
2028	23.8	0.3	24.1
2029	20.7	0.3	21.0
2030	19.0	0.3	19.3
Thereafter	28.3	3.1	31.4
Total lease payments	144.2	6.3	150.5
Less: Interest	(21.4)	(1.1)	(22.5)
Present value of lease obligations	$122.8	$5.2	$128.0

Supplemental cash flow information related to leases was as follows:

	For the Fiscal Years Ended May
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$27.5	$29.8	$26.2
Financing cash flows for finance leases	0.4	0.5	0.5

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for lease liabilities	1.0	7.6	49.7
Operating lease assets reduced for reductions to lease liabilities	(1.1)	(0.6)	(5.1)
Finance lease assets obtained in exchange for lease liabilities	0.5	0.4	0.5
10.    STOCK-BASED COMPENSATION
The Compensation and Human Capital Committee (the “Committee”) of our Board of Directors (the “Board”) administers our stock compensation plan (“Stock Plan”). The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance share awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. At May 25, 2025, we had 10.0 million shares authorized for issuance under the Stock Plan, and 5.5 million were available for future grants.
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
The weighted average Monte Carlo assumptions for Performance Shares granted during the fiscal year ended May 25, 2025 were:

Assumptions
Expected volatility of stock (%)	36.1% - 36.6%
Risk-free interest rate (%)	3.77% - 4.16%
Expected life (years)	2.80 - 2.84
Weighted average grant date fair value per unit	$56.71 - $58.31

The following table summarizes RSU and Performance Shares activity for fiscal 2025:

	RSUs		Performance Shares
	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at May 26, 2024	974,691	$80.55	441,062	$89.61
Granted (a)	640,481	58.16	221,953	54.56
Performance condition adjustment	0	—	(20,002)	67.38
Vested (b)	(538,997)	78.34	(73,254)	69.02
Forfeited/expired/cancelled	(173,941)	70.79	(55,537)	72.44
Outstanding at May 25, 2025	902,234	$67.86	514,222	$80.13
_____________________________________________________
(a)Granted represents new grants and dividend equivalents accrued. Dividend equivalents are only paid on RSUs and Performance Shares that ultimately vest.
(b)The aggregate fair value of awards that vested in fiscal 2025, 2024, and 2023 was $37.7 million, $44.3 million, and $20.8 million, respectively, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
Stock Options
Under some circumstances, we have granted options to employees and non-employee directors to purchase shares of our common stock at exercise prices equal to the fair market value of the underlying common stock on the grant date. Options granted to employees generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of seven years. Options granted to non-employee directors generally vest one year after the grant date and have a term of ten years. During the fiscal year ended May 25, 2025, we granted an immaterial amount of stock options.
The following table summarizes stock option activity for fiscal 2025:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions) (a)
Outstanding at May 26, 2024	666,604	$69.90	6.9	$12.9
Granted	6,356	68.85
Exercised	(2,953)	29.63
Forfeited/cancelled	(23,525)	79.66
Outstanding at May 25, 2025	646,482	$69.72	5.9	$2.4

Exercisable at May 25, 2025	570,006	$68.25	5.7	$2.4
_____________________________________________________
(a)The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2025, or $50.56 as of May 23, 2025, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the fiscal year. The amount changes based on the fair market value of our common stock.

Compensation Expense
Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows:

	For the Fiscal Years Ended May
(in millions)	2025	2024	2023
Stock-settled RSUs	$28.9	$27.3	$20.1
Performance Shares	6.2	14.9	14.2
Stock options	4.4	4.6	4.2
Stock-settled compensation expense	39.5	46.8	38.5
Income tax benefit (a)	(6.0)	(7.5)	(7.1)
Total compensation expense, net of tax benefit	$33.5	$39.3	$31.4
_____________________________________________________
(a)Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.
Based on estimates at May 25, 2025, total unrecognized compensation expense related to stock-based awards was as follows:

(in millions, except data in years)	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Stock-settled RSUs	$33.0	1.7
Performance Shares	8.6	1.7
Stock options	0.4	0.2
Total unrecognized compensation expense	$42.0
11.     FAIR VALUE MEASUREMENTS
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of May 25, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Pension plan assets	$23.4	$—	$—	$23.4
Derivative assets (a)	—	10.2	—	10.2
Derivative liabilities (a)	—	(7.0)	—	(7.0)
Deferred compensation liabilities (b)	—	(27.0)	—	(27.0)
Fair value, net	$23.4	$(23.8)	$—	$(0.4)

	As of May 26, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Pension plan assets	$22.9	$0.1	$—	$23.0
Derivative assets (a)	—	1.4	—	1.4
Derivative liabilities (a)	—	(21.7)	—	(21.7)
Deferred compensation liabilities (b)	—	(27.6)	—	(27.6)
Fair value, net	$22.9	$(47.8)	$—	$(24.9)
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
At May 25, 2025, we had $2,976.6 million of fixed-rate and $1,166.4 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at May 25, 2025 was estimated to be $2,848 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy that is described above with an exception being the Term A-4 and Term A-5 Loan Facility, which is quoted at face value (Level 1 inputs). The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.
12.    STOCKHOLDERS’ EQUITY
Our certificate of incorporation authorizes 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 139,237,760 and 143,666,656 shares of common stock issued and outstanding as of May 25, 2025 and May 26, 2024, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding as of May 25, 2025 and May 26, 2024.
Share Repurchase Program
On December 19, 2024, we announced that our Board increased our share repurchase authorization $250 million to an aggregate amount of $750 million. The program has no expiration date. During fiscal 2025, we purchased an aggregate of 4,867,449 shares for $282.0 million, or a weighted-average price of $57.94 per share. As of May 25, 2025, approximately $358 million remained authorized for share repurchases under the program.
Dividends
During fiscal 2025, 2024, and 2023, we paid $206.9 million, $174.0 million, and $146.1 million, respectively, of cash dividends to common stockholders. On May 30, 2025, we paid $51.7 million of dividends to stockholders of record as of the close of business on May 2, 2025. On July 15, 2025, our Board declared a cash dividend of $0.37 per share of common stock. This dividend will be paid on August 29, 2025, to stockholders of record as of the close of business on August 1, 2025.

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
Changes in AOCI, net of tax, as of May 25, 2025, were as follows:

(in millions)	Foreign Currency Translation Losses	Pension and Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of May 26, 2024	$(8.2)	$(5.3)	$0.6	$(12.9)
Other comprehensive income (loss) before reclassifications, net of tax	67.1	0.7	(0.4)	67.4
Net current-period other comprehensive income (loss)	67.1	0.7	(0.4)	67.4
Balance as of May 25, 2025	$58.9	$(4.6)	$0.2	$54.5
13.    SEGMENTS
We manage operations in two business segments, North America and International. As a result of how we manage the business, we have two operating segments, each of which is a reportable segment: North America and International. North America includes activity that occurs in the United States, Canada, and Mexico. International includes all activity that does not occur within the North America segment. Both segments primarily manufacture frozen potato products for sale to our customers. These reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment.
Our president and chief executive officer is our chief operating decision maker (the “CODM”). The CODM assesses the performance of our reportable segments and decides how to allocate resources based on segment adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The adjustments to EBITDA include unrealized mark-to-market derivative gains and losses (which are a component of both cost of sales and selling, general and administrative expenses), foreign currency exchange gains and losses (which are a component of selling, general and administrative expenses), blue chip swap transaction gains (which are a component of selling, general and administrative expenses), and other items impacting comparability (which are a component of both cost of sales and selling, general and administrative expenses) that are described below (“Segment Adjusted EBITDA”).
Segment Adjusted EBITDA, along with volume and net sales, informs operating decisions, performance assessment, and resource allocation decisions at the segment level. Our CODM uses volume, net sales, and Segment Adjusted EBITDA in the annual operating plan and forecasting process and considers actual versus plan variances in assessing the performance of each segment. Total asset information by segment is not regularly provided to our CODM or utilized for purposes of assessing performance or allocating resources by segment and, as a result, such information has not been presented below.

The following tables illustrate reportable segment net sales and Segment Adjusted EBITDA for fiscal years 2025, 2024, and 2023. The tables also reconcile these amounts to net income for each fiscal year.

	For the Fiscal Year Ended May 25, 2025
(in millions)	North America	International	Total

Net sales	$4,265.2	$2,186.1	$6,451.3
Less: Other segment items (a)	3,163.8	1,932.4	5,096.2
Segment Adjusted EBITDA (b)	$1,101.4	$253.7	$1,355.1

Unallocated corporate costs (c)			(134.6)
Depreciation and amortization (d)			378.2
Unrealized derivative gains			(23.1)
Foreign currency exchange losses			15.2
Blue chip swap gains (e)			(21.1)
Items impacting comparability:
Restructuring Plan and other expenses (f)			185.8
Shareholder activism expense (g)			5.2
Interest expense, net			180.0
Income before income taxes			500.3
Income tax expense			143.1
Net income			$357.2
_____________________________________________________
(a)Other segment items include cost of sales, selling, general, and administrative expenses, and equity method investment income or loss for each segment.
(b)Segment Adjusted EBITDA for fiscal 2025 included the following:
i.Net income associated with our equity method investments. Refer to Note 6, “Other Assets,” in these Notes to Consolidated Financial Statements of this Form 10-K.
ii.An estimated $31 million loss related to the voluntary product withdrawal that was initiated in the fourth quarter of fiscal 2024. The total charge to reporting segments was approximately $19 million to the North America segment and approximately $12 million to the International segment.
(c)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated costs exclude unrealized mark-to-market derivative gains and losses, foreign currency exchange gains and losses, gains from blue chip swap transactions in Argentina, and items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to Net income.
(d)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $8.2 million for the fiscal year ended May 25, 2025.
(e)We enter into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding some of our capacity expansion in Argentina. The blue chip swap rate can diverge significantly from Argentina’s official exchange rate.
(f)Restructuring plan and other expenses relate to the FY25 Restructuring Plan and includes $32.8 million of accelerated depreciation related to the closure of our manufacturing facility in Connell, Washington . See Note 4, Restructuring, of these Notes to Consolidated Financial Statements for additional information.
(g)Represents advisory fees related to shareholder activism matters.

	For the Fiscal Year Ended May 26, 2024
(in millions)	North America	International	Total

Net sales	$4,363.2	$2,104.4	$6,467.6
Less: Other segment items (a)	3,100.1	1,772.5	4,872.6
Segment Adjusted EBITDA (b)	$1,263.1	$331.9	$1,595.0

Unallocated corporate costs (c)			(178.3)
Depreciation and amortization (d)			306.2
Unrealized derivative gains			(24.9)
Foreign currency exchange losses			28.6
Blue chip swap gains (e)			(18.0)
Items impacting comparability:
Inventory step-up from acquisition			20.7
Integration and acquisition-related items, net			12.8
Interest expense, net			135.8
Income before income taxes			955.5
Income tax expense			230.0
Net income			$725.5
_____________________________________________________
(a)Other segment items include cost of sales, selling, general, and administrative expenses, and equity method investment income or loss for each segment
(b)Segment Adjusted EBITDA for fiscal 2024 included the following:
i.Net income associated with our equity method investments. Refer to Note 6, “Other Assets,” in these Notes to Consolidated Financial Statements of this Form 10-K.
ii.An estimated $40 million loss related to the voluntary product withdrawal that was initiated in the fourth quarter of fiscal 2024. The total charge to reporting segments was approximately $19 million to the North America segment and approximately $21 million to the International segment.
(c)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated costs exclude unrealized mark-to-market derivative gains and losses, foreign currency exchange gains and losses, gains from blue chip swap transactions in Argentina, and items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to Net income.
(d)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $8.3 million for the fiscal year ended May 26, 2024.
(e)We enter into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding our capacity expansion in Argentina. The blue chip swap rate can diverge significantly from Argentina’s official exchange rate.

	For the Fiscal Year Ended May 28, 2023 (a)
(in millions)	North America	International (a)	Total

Net sales	$4,249.4	$1,101.2	$5,350.6
Less: Other segment items (b)	3,087.1	870.2	3,957.3
Segment Adjusted EBITDA (c)	$1,162.3	$231.0	$1,393.3

Unallocated corporate costs (d)			(143.9)
Depreciation and amortization (e)			247.4
Unrealized derivative losses			41.7
Unconsolidated joint venture unrealized derivative losses			32.7
Foreign currency exchange losses			5.5
Items impacting comparability:
Inventory step-up from acquisition			27.0
Integration and acquisition-related items, net			(21.8)
Gain on acquisition of interest in joint ventures (f)			(425.8)
Interest expense, net			109.2
Income before income taxes			1,233.5
Income tax expense			224.6
Net income			$1,008.9
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
(b)Other segment items include cost of sales, selling, general, and administrative expenses, and equity method investment income or loss for each segment
(c)Segment Adjusted EBITDA for fiscal 2023 included net income associated with our equity method investments. Refer to Note 6, “Other Assets,” in these Notes to Consolidated Financial Statements of this Form 10-K.
(d)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated costs exclude unrealized derivative gains and losses, foreign currency exchange gains and losses, blue chip swap transaction gains, and items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to Net income. Unallocated corporate costs included only thirteen weeks associated with the acquisition of LW EMEA. For the first three quarters of fiscal 2023, our portion of LW EMEA’s unallocated corporate costs were included in “Equity method investment earnings” in the Consolidated Statements of Earnings in the International segment.
(e)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $29.1 million for the fiscal year ended May 28, 2023.
(f)The fiscal year ended May 28, 2023 included a $425.8 million ($379.5 million after-tax) gain recognized in connection with our purchase of an additional 50% equity interest in LW EMEA, increasing our equity ownership from 50% to 100%, and our purchase of an additional 40% equity interest in LWAMSA, increasing our equity ownership from 50% to 90%. The gains related to remeasuring our initial equity interests in LW EMEA and LWAMSA to fair value.

Concentrations
Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 15%, 14%, and 13% of our consolidated net sales in fiscal 2025, 2024, and 2023, respectively.
Information by Geographic Area
Sales are classified as domestic or foreign based on the address to which the product is shipped. No individual foreign country is material to the consolidated results.

	For the Fiscal Years Ended May
(in millions)	2025	2024	2023
Net sales
United States	$4,174.5	$4,278.0	$4,125.4
Other	2,276.8	2,189.6	1,225.2
Total net sales	$6,451.3	$6,467.6	$5,350.6
We have 26 production facilities, 14 located in the U.S. and 12 located outside of the U.S. as of May 25, 2025. Long-lived assets include property, plant, and equipment, net, operating lease assets, and capitalized software costs.

(in millions)	May 25, 2025	May 26, 2024
Long-lived assets
United States	$2,333.0	$2,485.8
Netherlands	866.3	777.9
Other	810.5	680.0
Total long-lived assets	$4,009.8	$3,943.7
Labor
At May 25, 2025, we had approximately 10,100 employees, of which approximately 3,100 of these employees work outside of the U.S. Approximately 32% of our employees are parties to collective bargaining agreements with terms that we believe are typical for the industry in which we operate. Most of the union workers at our U.S. facilities are represented under contracts that expire at various times over the next several years.

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
Purchase Obligations and Capital Commitments
A summary of our purchase obligations and capital commitments that are enforceable and legally binding, as of May 25, 2025, are as follows. The expected timing of payments of the obligations in the table are estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations:

(in millions)	Purchase Obligations and Capital Commitments
2026 (a)	$309.0
2027	129.7
2028	72.8
2029	67.5
2030	56.7
Thereafter	375.3
Total (b)	$1,011.0
_____________________________________________________
(a)We had capital commitments of 164.1 million and $402.7 million as of May 25, 2025 and May 26, 2024, respectively, that represent commitments for construction of previously announced capacity expansions or factory modernization investments. While these commitments are intended to be paid within the next 12-months, we recognize that the timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations. Capital commitments were not recorded as liabilities on our Consolidated Balance Sheets as of May 25, 2025 as we had not yet received the related goods nor taken title to the property. Capital purchases that we have taken title to, but not yet paid for, are recorded as liabilities on our Consolidated Balance Sheets as of May 25, 2025, and are disclosed in Note 1, Nature of Operations and Summary of Significant Accountant Policies, within Property, Plant and Equipment.
(b)The amounts in the table above exclude purchase commitments under potato supply agreements due to uncertainty of pricing and quantity. Potato supply agreements have maximum contracted pricing with deductions for certain quality attributes, and quantities purchased are determined by the yields produced on contracted acres. Total purchases under all our potato supply agreements were $1,304.5 million, $1,397.8 million, and $844.6 million in fiscal 2025, 2024, and 2023, respectively.
Guarantees and Indemnifications
We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At May 25, 2025, we were not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If the fair value of such liability becomes material, we will accrue for it at that time.
We are a party to various potato purchase supply agreements with partner growers, under which they deliver their potato crop from the contracted acres to Lamb Weston during the harvest season, and pursuant to the potato supply agreements, pricing for this inventory is determined after delivery, taking into account crop size and quality, among other factors. Total purchases under these agreements were $206.3 million, $213.2 million, and $166.6 million in fiscal 2025, 2024, and 2023, respectively, under the terms of the potato supply agreements. These purchases are initially recorded in inventory and charged to cost of sales as related inventories are produced and subsequently sold. Under the terms of these potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 25, 2025, we have effectively guaranteed $40.6 million of supplier loans. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote. Under certain other potato supply agreements, we make advances to growers prior to the delivery of potatoes. The aggregate amounts of these advances were $34.8 million and $40.3 million at May 25, 2025 and May 26, 2024, respectively, and were recorded in “Prepaid expenses and other current assets,” on our Consolidated Balance Sheets.
After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters would not have a material adverse effect on our financial condition, results of operations, or cash flows. It is reasonably possible that a change to an estimate of the foregoing matters may occur in the future.

Legal Proceedings
In June 2024, two putative class actions were filed in the U.S. District Court for the District of Idaho against the Company and certain of our current and former executive officers alleging violations of the federal securities laws. The lawsuits were consolidated in November 2024. The amended consolidated complaint alleges the defendants made misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system and the Company’s pricing practices. The complaint asserts claims on behalf of a proposed class of purchasers of the Company’s common stock between July 25, 2023 and December 19, 2024. On April 25, 2025, defendants filed a motion to dismiss. Briefing is ongoing and no hearing date has been set. In June 2025, a purported Company stockholder filed a verified stockholder derivative complaint (nominally on behalf of the Company) against certain of our current and former directors and officers, alleging violations of the federal securities laws and breach of fiduciary duty stemming from the same or similar purported misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system as the putative class actions. We believe the lawsuits lack merit and intend to vigorously defend against the allegations. We are currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 25, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 25, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management concluded that, as of May 25, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit and Finance Committee of our Board of Directors.
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
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 25, 2025, and determined that there were no changes in our internal control over financial reporting during the quarter ended May 25, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Cost Savings Program
We are reporting the following information for the purpose of providing disclosure required under Form 8-K Item 2.05 “Costs Associated with Exit or Disposal Activities.”
On July 23, 2025, we announced a Cost Savings Program which is expected to deliver at least $250 million of annualized run rate savings by the end of fiscal year 2028. Approximately $200 million of these annualized cost savings are expected by fiscal year end 2027. In addition, we expect to generate approximately $120 million of working capital improvements compared to current levels by the end of fiscal 2027.
In connection with the Cost Savings Program, we expect to recognize total pre-tax cash charges of $70 million to $100 million, most of which will be paid in fiscal year 2026, and $30 million of capital expenditures by fiscal 2028. The program includes a reduction in operating expenses, including headcount reductions approximating 4% of the Company’s global workforce, which also reflects the elimination of certain unfilled job positions.
Insider Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended May 25, 2025, no such plans or arrangements were adopted or terminated, including by modification.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is included under the headings “Information About Our Executive Officers” and “Ethics and Governance” in Part 1, Item 1 of this Form 10-K, and will be included under the headings “Item 1. Election of Directors,” “Corporate Governance – Code of Conduct and Code of Ethics for Senior Corporate Financial Officers,” “Corporate Governance – Key Corporate Governance Practices – Insider Trading Policy,” and “Board Committees and Membership – Audit and Finance Committee” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on September 25, 2025 (the “2025 Proxy Statement”). This information from the 2025 Proxy Statement is incorporated by reference into this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 will be included under the headings “Board Committees and Membership – Compensation and Human Capital Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in our 2025 Proxy Statement. This information from the 2025 Proxy Statement is incorporated by reference into this Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year ended May 25, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (c)
Equity compensation plans approved by securityholders	2,081,450	$69.72	5,532,480
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	2,081,450	$69.72	5,532,480
_____________________________________________________
(a)Includes outstanding stock options, RSUs, and performance shares (assuming the target performance payout level) granted under the Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, as amended in 2017 (the “Stock Plan”). This number also includes shares payable with respect to certain compensation deferred under the Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan and the Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan. The number of securities to be issued excludes options that were exercised but not settled with our stock transfer agent as of May 25, 2025.
(b)Weighted average exercise price of outstanding stock options only.
(c)Represents shares available for issuance under the Stock Plan.
Information related to the security ownership of certain beneficial owners, directors and management will be included in our 2025 Proxy Statement under the heading “Information on Stock Ownership” and is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2025 Proxy Statement. This information from the 2025 Proxy Statement is incorporated by reference into this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be included under the heading “Board Committees and Membership – Audit and Finance Committee” in our 2025 Proxy Statement. This information from the 2025 Proxy Statement is incorporated by reference into this Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)List of documents filed as part of this report:
1.Financial Statements
All financial statements of the Company as set forth under Item 8 of this Form 10-K.
2.Financial Statement Schedules
The following consolidated financial statement schedule for fiscal 2025, 2024, and 2023 is included in this report:
Schedule II – Lamb Weston – Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Year	Additions Charged to Costs, Expenses and Equity	Deductions from Reserves	Balance End of Year
Year ended May 25, 2025
Deferred tax asset valuation allowance	$53.1	$12.6	$—	$65.7

Year ended May 26, 2024
Deferred tax asset valuation allowance	$49.5	$3.6	$—	$53.1

Year ended May 28, 2023
Deferred tax asset valuation allowance	$50.1	$—	$0.6	$49.5

All other schedules are omitted because they are not applicable, not material, not required, or because the required information is included in the consolidated financial statements or the accompanying notes to financial statements, and therefore, have been omitted.

b)The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit No.	Descriptions

2.1
Sale and Purchase Agreement, by and among Lamb Weston Holdings, Inc., Lamb Weston Holland B.V., Meijer Beheer B.V. and Mr. Kees Meijer, dated as of October 19, 2022, incorporated herein by reference to Exhibit 2.1 to Lamb Weston Holdings, Inc.’s Current Report on Form 8-K/A filed on October 21, 2022 (File No. 001-37830)

3.1
Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on September 27, 2024 (File No. 001-37830)

3.3
Amended and Restated Bylaws of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on March 24, 2023 (File No. 001-37830)

4.1
2028 Notes Indenture, dated as of May 12, 2020, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2028 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 12, 2020 (File No. 001-37830)

4.2
2030 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2030 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830)

4.3
2032 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2032 Notes), incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830)

4.4
Description of Lamb Weston Holdings, Inc.’s Securities, incorporated herein by reference to Exhibit 4.3 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2019 (File No. 001-37830)

10.1
Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.2
Amended and Restated Credit Agreement, dated as of May 3, 2024, among Lamb Weston Holdings, Inc., Lamb-Weston/Meijer v.o.f., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 8, 2024 (File No. 001-37830)

10.3
Amended and Restated Credit Agreement, dated as of May 3, 2024, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 8, 2024 (File No. 001-37830)

10.4
First Amendment to Amended and Restated Credit Agreement, dated as of September 27, 2024, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent, incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on September 27, 2024 (File No. 001-37830)

10.5
Facility Agreement, dated as of February 28, 2022, among Ulanqab Lamb Weston Food Co., Ltd., the financial institutions party thereto and HSBC Bank (China) Company Limited, Shanghai Branch, as the facility agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s, Current Report on Form 8-K filed on February 22, 2022 (File No. 001-37830)

10.6
Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)*

10.7
Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan, incorporated herein by reference to Exhibit 10.7 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.8
Form of Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan Participation Agreement, incorporated herein by reference to Exhibit 10.8 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.9
Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan, amended and restated as of September 22, 2021, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 6, 2022 (File No. 001-37830)*

10.10
Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.4 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)*

10.11
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (pre-March 2017), incorporated herein by reference to Exhibit 10.14 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 10, 2017 (File No. 001-37830)*

10.12
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-March 2017), incorporated herein by reference to Exhibit 10.23 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.13
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-July 2022), incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.14
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (FY 2023 – FY 2024), incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.15
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (FY 2025), incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 2, 2024 (File No. 001-37830)*

10.16
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)*

10.17
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2023 (File No. 001-37830)*

10.18
Form of Lamb Weston Holdings, Inc. Performance Share Agreement (FY 2023 – FY2024), incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.19
Form of Lamb Weston Holdings, Inc. Performance Share Agreement (FY 2025), incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 2, 2024 (File No. 001-37830)*

10.20
Form of Lamb Weston Holdings, Inc. Leveraged Performance Share Agreement, incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.21
Letter Agreement, dated as of May 21, 2021, between Lamb Weston Holdings, Inc. and Bernadette Madarieta, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 25, 2021 (File No. 001-37830)*

10.22
Letter Agreement, dated as of December 18, 2024, between Lamb Weston Holdings, Inc. and Michael J. Smith, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.'s Current Report on Form 8-K filed on December 23, 2024 (File No. 001-37830)*

10.23
Transition and Separation Agreement, dated as of December 23, 2024, between Lamb Weston Holdings, Inc. and Thomas P. Werner, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.'s Current Report on Form 8-K filed on December 23, 2024 (File No. 001-37830)*

10.24	Separation Agreement, dated January 7, 2025, between Lamb Weston Holdings, Inc. and Sharon Miller*

10.25
Cooperation Agreement, by and among Lamb Weston Holdings, Inc., JANA Partners Management LP, and Continental Grain Company dated June 30, 2025, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holding Inc.’s Current Report on Form 8-K filed on June 30, 2025 (File No. 001-37830)

19.1
Lamb Weston Holdings, Inc. Insider Trading Policy, incorporated herein by reference to Exhibit 19.1 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 24, 2024 (File No. 001-37830)

21.1	Subsidiaries of Lamb Weston Holdings, Inc.

23.1	Consent of KPMG LLP

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

97.1
Lamb Weston Holdings, Inc. Compensation Recoupment Policy, dated October 2, 2023, incorporated herein by reference to Exhibit 97.1 of Lamb Weston Holdings, Inc.'s Annual Report on Form 10-K filed on July 24, 2024 (File No. 001-37830)

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

LAMB WESTON HOLDINGS, INC.

By:	/s/ BERNADETTE M. MADARIETA
Bernadette M. Madarieta
Chief Financial Officer

Date:	July 23, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL J. SMITH	President and Chief Executive Officer and Director (Principal Executive Officer)	July 23, 2025
Michael J. Smith

/s/ BERNADETTE M. MADARIETA	Chief Financial Officer (Principal Financial Officer)	July 23, 2025
Bernadette M. Madarieta

/s/ GREGORY W. JONES	Vice President and Controller (Principal Accounting Officer)	July 23, 2025
Gregory W. Jones

/s/ BRADLEY A. ALFORD	Director	July 23, 2025
Bradley A. Alford

/s/ PETER J. BENSEN	Director	July 23, 2025
Peter J. Bensen

/s/ ROBERT J. COVIELLO	Director	July 23, 2025
Robert J. Coviello

/s/ RITA FISHER	Director	July 23, 2025
Rita Fisher

/s/ ANDRÉ J. HAWAUX	Director	July 23, 2025
André J. Hawaux

/s/ RUTH KIMMELSHUE	Director	July 23, 2025
Ruth Kimmelshue

/s/ LAWRENCE E. KURZIUS	Director	July 23, 2025
Lawrence E. Kurzius

/s/ PAUL T. MAASS	Director	July 23, 2025
Paul T. Maass

/s/ TIMOTHY R. MCLEVISH	Director	July 23, 2025
Timothy R. McLevish

/s/ HALA G. MODDELMOG	Director	July 23, 2025
Hala G. Moddelmog

/s/ SCOTT OSTFELD	Director	July 23, 2025
Scott Ostfeld

/s/ NORMAN PRESTAGE	Director	July 23, 2025
Norman Prestage