Form 10-Q
period 2025-08-24
Lamb Weston Holdings, Inc.
filed 2025-09-30
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 24, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 23, 2025, the Registrant had 139,352,480 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Net sales	$1,659.3	$1,654.1
Cost of sales	1,316.9	1,298.1
Gross profit	342.4	356.0
Selling, general and administrative expenses	153.6	143.9
Restructuring expense	32.3	—
Income from operations	156.5	212.1
Interest expense, net	43.7	45.2
Income before income taxes and equity method earnings	112.8	166.9
Income tax expense	47.9	50.8
Equity method investment earnings (loss)	(0.6)	11.3
Net income	$64.3	$127.4
Earnings per share:
Basic	$0.46	$0.89
Diluted	$0.46	$0.88
Weighted average common shares outstanding:
Basic	139.5	143.6
Diluted	139.8	144.2
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in millions)

	Thirteen weeks ended August 24, 2025			Thirteen weeks ended August 25, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$112.2	$(47.9)	$64.3	$178.2	$(50.8)	$127.4
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations gain (loss)	6.3	(1.0)	5.3	(0.2)	—	(0.2)
Unrealized currency translation gains	41.3	—	41.3	56.6	(0.6)	56.0
Other	—	—	—	(0.2)	0.1	(0.1)
Comprehensive income	$159.8	$(48.9)	$110.9	$234.4	$(51.3)	$183.1
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(unaudited, dollars in millions, except share data)

	August 24, 2025	May 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$98.6	$70.7
Receivables, net of allowances of $0.9 and $0.9	772.7	781.6
Inventories	906.8	1,035.4
Prepaid expenses and other current assets	95.2	145.0
Total current assets	1,873.3	2,032.7
Property, plant and equipment, net	3,686.7	3,687.9
Operating lease assets	117.7	113.2
Goodwill	1,113.7	1,090.2
Intangible assets, net	114.5	114.0
Other assets	330.8	354.6
Total assets	$7,236.7	$7,392.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$215.4	$370.8
Current portion of long-term debt and financing obligations	81.8	77.8
Accounts payable	544.9	616.4
Accrued liabilities	415.9	411.0
Total current liabilities	1,258.0	1,476.0
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,670.9	3,682.8
Deferred income taxes	264.0	253.5
Other noncurrent liabilities	254.0	242.6
Total long-term liabilities	4,188.9	4,178.9
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 151,832,842 and 151,390,267 shares issued	151.8	151.4
Treasury stock, at cost, 12,497,431 and 12,152,507 common shares	(856.7)	(838.0)
Additional distributed capital	(468.2)	(479.1)
Retained earnings	2,861.8	2,848.9
Accumulated other comprehensive income	101.1	54.5
Total stockholders’ equity	1,789.8	1,737.7
Total liabilities and stockholders’ equity	$7,236.7	$7,392.6
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share and per share data)

	Thirteen Weeks Ended August 24, 2025 and August 25, 2024
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 25, 2025	139,237,760	$151.4	$(838.0)	$(479.1)	$2,848.9	$54.5	$1,737.7
Dividends declared, $0.37 per share	—	—	—	—	(51.6)	—	(51.6)
Common stock issued	442,575	0.4	—	(0.4)	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	10.6	—	—	10.6
Repurchase of common stock and common stock withheld to cover taxes	(344,924)	—	(18.7)	—	—	—	(18.7)
Other	—	—	—	0.7	0.2	—	0.9
Comprehensive income	—	—	—	—	64.3	46.6	110.9
Balance at August 24, 2025	139,335,411	$151.8	$(856.7)	$(468.2)	$2,861.8	$101.1	$1,789.8

Balance at May 26, 2024	143,666,656	$150.7	$(540.9)	$(508.9)	$2,699.8	$(12.9)	$1,787.8
Dividends declared, $0.36 per share	—	—	—	—	(51.6)	—	(51.6)
Common stock issued	520,494	0.6	—	(0.6)	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	9.5	—	—	9.5
Repurchase of common stock and common stock withheld to cover taxes	(1,591,793)	—	(92.2)	—	—	—	(92.2)
Other	—	—	(0.6)	1.0	(0.3)	—	0.1
Comprehensive income	—	—	—	—	127.4	55.7	183.1
Balance at August 25, 2024	142,595,357	$151.3	$(633.7)	$(499.0)	$2,775.3	$42.8	$1,836.7
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Cash flows from operating activities
Net income	$64.3	$127.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	95.3	90.5
Stock-settled, stock-based compensation expense	10.6	9.5
Equity method investment (earnings) loss, net of distributions	0.2	(0.1)
Deferred income taxes	14.5	(2.9)
Pension expense, net of contributions	13.1	0.6
Blue chip swap transaction gains	—	(16.6)
Other	(1.5)	(15.0)
Changes in operating assets and liabilities:
Receivables	17.6	31.9
Inventories	136.3	10.2
Income taxes payable/receivable, net	22.8	49.1
Prepaid expenses and other current assets	40.2	50.1
Accounts payable	(47.7)	9.5
Accrued liabilities	(13.7)	(14.0)
Net cash provided by operating activities	$352.0	$330.2
Cash flows from investing activities
Additions to property, plant and equipment	(77.6)	(325.9)
Additions to other long-term assets	(1.6)	(26.3)
Proceeds from blue chip swap transactions, net of purchases	—	16.6
Other	2.9	—
Net cash used for investing activities	$(76.3)	$(335.6)
Cash flows from financing activities
Proceeds from short-term borrowings	305.0	398.0
Repayments of short-term borrowings	(466.9)	(194.4)
Proceeds from issuance of debt	—	3.3
Repayments of debt and financing obligations	(16.2)	(10.2)
Dividends paid	(51.7)	(51.7)
Repurchase of common stock and common stock withheld to cover taxes	(18.7)	(92.2)
Other	—	(0.6)
Net cash (used for) provided by financing activities	$(248.5)	$52.2
Effect of exchange rate changes on cash and cash equivalents	0.7	2.6
Net increase in cash and cash equivalents	27.9	49.4
Cash and cash equivalents, beginning of period	70.7	71.4
Cash and cash equivalents, end of period	$98.6	$120.8
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Lamb Weston Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Lamb Weston”) is a leading global producer, distributor, and marketer of value-added frozen potato products; headquartered in Eagle, Idaho. We have two reportable segments: North America and International. See Note 13, Segments, for additional information on our reportable segments.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston and its consolidated subsidiaries for the thirteen weeks ended August 24, 2025 and August 25, 2024, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).
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
These financial statements and related condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 (the “Form 10-K”), where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. We filed the Form 10-K with the Securities and Exchange Commission (the “SEC”) on July 23, 2025.
Certain amounts from prior period consolidated financial statements have been reclassified to conform with current period presentation. These reclassifications had no financial impact on previously reported net income, cash flows, or stockholders' equity.
Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures, particularly around rate reconciliations and income taxes paid information. ASU 2023-09 is effective for our Annual Report on Form 10-K for the fiscal year ending May 31, 2026, on a prospective basis, with early adoption permitted. We adopted this guidance as of May 26, 2025, and will update disclosures within our fiscal 2026 Annual Report on Form 10-K.
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

2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended
(in millions, except per share amounts)	August 24, 2025	August 25, 2024
Numerator:
Net income	$64.3	$127.4

Denominator:
Basic weighted average common shares outstanding	139.5	143.6
Add: Dilutive effect of employee incentive plans (a)	0.3	0.6
Diluted weighted average common shares outstanding	139.8	144.2

Earnings per share:
Basic	$0.46	$0.89
Diluted	$0.46	$0.88
___________________________________________
(a)Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of August 24, 2025 and August 25, 2024, 1.7 million and 0.8 million, respectively, shares of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.
3. INCOME TAXES
Income tax expense for the periods presented were as follows:

	Thirteen Weeks Ended
(in millions)	August 24, 2025	August 25, 2024
Income before income taxes and equity method earnings	$112.8	$166.9
Equity method investment earnings (loss)	(0.6)	11.3
Income tax expense	47.9	50.8
Effective tax rate (a)	42.7%	28.5%
___________________________________________
(a)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.
Compared to the thirteen weeks ended August 25, 2024, the effective tax rate is higher primarily due to having a larger proportion of losses in certain jurisdictions with no expected tax benefits. In addition, the thirteen weeks ended August 24, 2025 included $10.2 million of discrete tax expense, primarily related to the establishment of a full valuation allowance against certain international deferred tax assets.
Income Taxes Paid
Income taxes paid, net of refunds, were $9.7 million and $6.0 million during the thirteen weeks ended August 24, 2025 and August 25, 2024, respectively.

4. RESTRUCTURING
Restructuring expense includes charges from the Cost Savings Program, and the Company’s restructuring plan announced on October 1, 2024 (the “Restructuring Plan”, collectively referred to as the “Plans”).
We expect to recognize total pre-tax cash charges of $70 million to $100 million, most of which will be paid in fiscal 2026, related to the Cost Savings Program. The charges in the first fiscal quarter of 2026 largely relate to professional service fees and employee severance and other one-time termination benefits related to headcount reductions. In connection with the Restructuring Plan, we have recognized $187.6 million of pre-tax charges since it was announced. We do not expect any future costs in connection with the Restructuring Plan at this time.
For the thirteen weeks ended August 24, 2025, we recorded $31.9 million of pre-tax charges related to the Plans, all of which were cash charges.

(in millions)	Thirteen Weeks Ended August 24, 2025
Expenses related to: (a)	Restructuring Plan	Cost Savings Program	Total
Accelerated depreciation, retirement of assets, and other plant charges (b)	$1.8	$—	$1.8
Employee-related costs (c)	—	8.1	8.1
Professional services and other	—	22.0	22.0
	$1.8	$30.1	$31.9
___________________________________________
(a)These charges were included in Cost of sales and Restructuring expense in the Company’s Consolidated Statement of Earnings. They are included as “unallocated corporate costs” before being reconciled in the Segment Adjusted EBITDA to Net income table in Note 13, Segments, of these Condensed Notes to the Consolidated Financial Statements.
(b)In the thirteen weeks ended August 24, 2025, all expenses relate to plant charges.
(c)Includes employee severance and other one-time termination benefits related to reductions in headcount under the Cost Savings Program.
Accruals remaining under the Plans are recorded as current liabilities within “Accounts payable” and “Accrued liabilities” in the accompanying Consolidated Balance Sheet at August 24, 2025. The following is a roll-forward of restructuring activity:

(in millions)	Restructuring Plan	Cost Savings Program	Total
Accrued restructuring liability, May 25, 2025	$21.5	$—	$21.5
Additions	1.8	30.1	31.9
Payments	(18.9)	(7.2)	(26.1)
Accrued restructuring liability, August 24, 2025	$4.4	$22.9	$27.3

5. INVENTORIES
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

(in millions)	August 24, 2025	May 25, 2025
Raw materials and packaging	$127.6	$171.5
Finished goods	668.4	755.7
Supplies and other	110.8	108.2
Inventories	$906.8	$1,035.4

6. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

(in millions)	August 24, 2025	May 25, 2025
Land and land improvements	$210.2	$191.6
Buildings, machinery and equipment	5,491.9	5,136.3
Furniture, fixtures, office equipment and other	171.0	161.9
Construction in progress	249.7	551.7
Property, plant and equipment, at cost	6,122.8	6,041.5
Less accumulated depreciation	(2,436.1)	(2,353.6)
Property, plant and equipment, net	$3,686.7	$3,687.9
At August 24, 2025 and May 25, 2025, purchases of property, plant and equipment included in accounts payable were $57.0 million and $85.4 million, respectively.
Below is a breakdown of depreciation and amortization between cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) for the thirteen weeks ended August 24, 2025 and August 25, 2024.

	Thirteen Weeks Ended
(in millions)	August 24, 2025	August 25, 2024
Depreciation - COS	$82.8	$78.5
Depreciation - SG&A	3.4	3.4
	$86.2	$81.9

Amortization	$7.9	$7.4
Interest capitalized within construction in progress for the thirteen weeks ended August 24, 2025 and August 25, 2024, was $5.4 million and $6.7 million, respectively.
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for the thirteen weeks ended August 24, 2025:

(in millions)	North America	International	Total
Balance at May 25, 2025	$753.2	$337.0	$1,090.2
Foreign currency translation adjustment	16.3	7.2	23.5
Balance at August 24, 2025	$769.5	$344.2	$1,113.7

Other identifiable intangible assets were as follows:

	August 24, 2025				May 25, 2025
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	13	143.8	(47.3)	96.5	13	140.8	(44.8)	96.0
		$161.8	$(47.3)	$114.5		$158.8	$(44.8)	$114.0
___________________________________________
(a)Non-amortizing intangible assets represent brands and trademarks.
(b)Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Foreign intangible assets are affected by foreign currency translation.
8. OTHER ASSETS
The components of other assets were as follows:

(in millions)	August 24, 2025	May 25, 2025
Capitalized software costs	$199.8	$208.7
Equity method investments	47.1	47.5
Property, plant and equipment deposits	22.4	30.3
Other	61.5	68.1
Other assets	$330.8	$354.6
9. ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	August 24, 2025	May 25, 2025
Compensation and benefits	$102.3	$104.5
Accrued trade promotions	98.8	88.2
Dividends payable to shareholders	51.6	51.7
Taxes payable	46.7	37.3
Accrued interest	25.1	36.3
Current portion of operating lease obligations	23.5	23.9
Plant utilities and accruals	21.5	23.0
Derivative liabilities and payables	6.4	7.0
Other	40.0	39.1
Accrued liabilities	$415.9	$411.0

10. DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

(in millions)	August 24, 2025		May 25, 2025
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
Revolving credit facility	$181.6	4.100%	$333.2	5.940%
Other credit facilities (a)	33.8		37.6
	215.4		370.8
Long-term debt:
Term A-3 loan facility, due January 2030 (b)	399.3	6.430	405.0	6.900
Term A-4 loan facility, due May 2029 (b)	308.8	6.690	312.8	6.630
Term A-5 loan facility, due September 2031 (b)	487.5	5.660	493.8	5.650
RMB loan facility, due February 2027	144.0	3.800	143.8	4.040
RMB loan facility, due September 2029	19.7	3.800	19.6	3.960
Euro term loan facility, due May 2029	234.3	3.500	227.2	4.510
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,763.6		3,772.2
Financing obligations:
Lease financing obligations due on various dates through 2040	4.9		5.2

Total debt and financing obligations	3,983.9		4,148.2
Debt issuance costs (c)	(15.8)		(16.8)
Short-term borrowings	(215.4)		(370.8)
Current portion of long-term debt and financing obligations	(81.8)		(77.8)
Long-term debt and financing obligations, excluding current portion	$3,670.9		$3,682.8
___________________________________________
(a)Other credit facilities consist of short-term facilities at our subsidiaries used for working capital purposes. Borrowings under these facilities bear interest at various rates.
(b)The interest rates applicable to the Term A-3, A-4, and A-5 loans do not include anticipated patronage dividends. We have received and expect to continue receiving patronage dividends under these term loan facilities.
(c)Excludes debt issuance costs of $3.7 million and $3.9 million as of August 24, 2025 and May 25, 2025, respectively, related to our Revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.
As of August 24, 2025, we had $1,318.4 million of available liquidity under our committed revolving credit facility.
For the thirteen weeks ended August 24, 2025 and August 25, 2024, we paid $62.3 million and $56.7 million of interest on debt, respectively.
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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of August 24, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$16.2	$—	$16.2
Derivative liabilities (a)	—	(6.4)	—	(6.4)
Deferred compensation liabilities (b)	—	(29.5)	—	(29.5)
Fair value, net	$—	$(19.7)	$—	$(19.7)

	As of May 25, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$10.2	$—	$10.2
Derivative liabilities (a)	—	(7.0)	—	(7.0)
Deferred compensation liabilities (b)	—	(27.0)	—	(27.0)
Fair value, net	$—	$(23.8)	$—	$(23.8)
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
As of August 24, 2025, we had $2,966.3 million of fixed-rate and $1,012.7 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $2,888 million as of August 24, 2025. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount and approximates current market prices.
12. STOCKHOLDERS’ EQUITY
Share Repurchase Program

Our Board of Directors (the “Board”) authorized a program, with no expiration date, to repurchase up to $750.0 million of our common stock. During the thirteen weeks ended August 24, 2025, we repurchased 187,259 shares of our common stock for an aggregate purchase price of $10.4 million, or a weighted-average price of $55.34 per share. As of August 24, 2025, approximately $348 million remained authorized for repurchase under our share repurchase program.
Dividends
During the thirteen weeks ended August 24, 2025, we paid $51.7 million of cash dividends to our common stockholders. In addition, on August 29, 2025, we paid $51.6 million of cash dividends to common stockholders of record as of the close of business on August 1, 2025. On September 25, 2025, the Board declared a cash dividend of $0.37 per share of our common stock. This dividend will be paid on November 28, 2025, to common stockholders of record as of the close of business on October 31, 2025.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income, net of taxes, as of August 24, 2025 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Pension and Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of May 25, 2025	$58.9	$(4.6)	$0.2	$54.5
Other comprehensive income before reclassifications, net of tax	41.3	5.3	—	46.6
Net current-period other comprehensive income	41.3	5.3	—	46.6
Balance as of August 24, 2025	$100.2	$0.7	$0.2	$101.1
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
Our president and chief executive officer is our chief operating decision maker (the “CODM”). The CODM assesses the performance of our reportable segments and decides how to allocate resources based on segment adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The adjustments to EBITDA include unrealized mark-to-market derivative gains and losses (which are a component of both cost of sales and selling, general and administrative expenses), foreign currency exchange gains and losses (which are a component of selling, general and administrative expenses), blue chip swap transaction gains (which are a component of selling, general and administrative expenses), stock-based compensation (which is a component of selling, general and administrative expenses), and other items impacting comparability (which are a component of both cost of sales and selling, general and administrative expenses) that are described below (“Segment Adjusted EBITDA”).
Net sales and Segment Adjusted EBITDA inform operating decisions, performance assessment, and resource allocation decisions at the segment level. Our CODM uses net sales and Segment Adjusted EBITDA in the annual operating plan and forecasting process and considers actual versus plan variances in assessing the performance of each segment. Total asset information by segment is not regularly provided to our CODM or utilized for purposes of assessing performance or allocating resources by segment and, as a result, such information has not been presented below.

The following table illustrates reportable segment net sales and Segment Adjusted EBITDA for the thirteen weeks ended August 24, 2025 and August 25, 2024, respectively.

	Thirteen Weeks Ended
	August 24, 2025			August 25, 2024
(in millions)	North America	International	Total	North America	International	Total

Net Sales	$1,084.6	$574.7	$1,659.3	$1,103.7	$550.4	$1,654.1
Other segment items (a)	824.6	517.5	1,342.1	825.7	499.0	1,324.7
Segment Adjusted EBITDA (b)	$260.0	$57.2	$317.2	$278.0	$51.4	$329.4

Unallocated corporate costs (c)			(15.0)			(30.0)
Depreciation and amortization (d)			96.3			91.4
Unrealized derivative gains			(4.9)			(8.9)
Foreign currency exchange losses			(4.7)			0.6
Blue chip swap gains (e)			—			(16.6)
Stock-based compensation			10.6			9.5
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses (f)			31.9			—
Shareholder activism expense (g)			4.0			—
Pension settlement (h)			13.1			—
Interest expense, net			43.7			45.2
Income before income taxes			112.2			178.2
Income tax expense			47.9			50.8
Net income			$64.3			$127.4
___________________________________________
(a)Other segment items include cost of sales, selling, general, and administrative expenses, and equity method investment income or loss for each segment.
(b)Segment Adjusted EBITDA includes the following:
i.Net income (loss) associated with our equity method investments.
ii.For the thirteen weeks ended August 25, 2024, an estimated $39 million loss related to a voluntary product withdrawal that was initiated in the fourth quarter of fiscal 2024. The total charge to reporting segments was approximately $21 million to the North America segment and approximately $18 million to the International segment.
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
(d)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.2 million and $2.1 million for the thirteen weeks ended August 24, 2025 and August 25, 2024, respectively.
(e)We entered into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding our capacity expansion in Argentina, which is now substantially complete. The blue chip swap rate can diverge significantly from Argentina's official exchange rate.
(f)Cost Savings Program, Restructuring Plan, and other expenses relate to costs related to implementing the Plans. See Note 4, Restructuring, of these Condensed Notes to Consolidated Financial Statements for additional information
(g)Represents advisory fees related to shareholder activism matters.
(h)The Pension settlement charge was to fully fund the Company’s defined benefit pension plan, enabling lump sum payments to participants and transferring the remaining obligations and related plan assets to an insurer through a group annuity contract.

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
Legal Proceedings
In June 2024, two putative class actions were filed in the U.S. District Court for the District of Idaho against the Company and certain of our current and former executive officers alleging violations of the federal securities laws. The lawsuits were consolidated in November 2024. The amended consolidated complaint alleges the defendants made misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system and the Company’s pricing practices. The complaint asserts claims on behalf of a proposed class of purchasers of the Company’s common stock between July 25, 2023 and December 19, 2024. On April 25, 2025, defendants filed a motion to dismiss. Briefing is complete but no hearing date has been set. In June 2025, a purported Company stockholder filed a verified stockholder derivative complaint (nominally on behalf of the Company) against certain of our current and former directors and officers, alleging violations of the federal securities laws and breach of fiduciary duty stemming from the same or similar purported misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system as the putative class actions. The derivative lawsuit has been stayed pending resolution of the motion to dismiss in the securities class action. We believe the lawsuits lack merit and intend to vigorously defend against the allegations. We are currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 2025 (the “Form 10-K”), which we filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on July 23, 2025.
Forward-Looking Statements
This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “anticipate,” “believe,” “strengthen,” “innovate,” “reduce,” “estimate,” “deliver,” “remain,” “drive,” “increase,” “expand,” “focus,” “decline,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans and strategies and anticipated benefits therefrom, including with respect to the Cost Savings Program and Restructuring Plan, capital expenditures and investments, costs, cash flows, liquidity, dividends, and anticipated conditions in our industry and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: consumer preferences, including restaurant traffic in North America and our international markets, and an uncertain general economic environment, including tariffs, inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including the demand and prices for our products; the availability and prices of raw materials and other commodities; operational challenges; our ability to successfully implement the Cost Savings Program, the Restructuring Plan or other cost savings or efficiency initiatives, including achieving the benefits of those activities and possible changes in the size and timing of related charges; difficulties, disruptions or delays in implementing new technology; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies, including our Focus to Win plan; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we operate; political and economic conditions in the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the war in Ukraine and conflicts in the Middle East and the possible related heightening of our other known risks; the ultimate outcome of litigation or any product recalls or withdrawals; changes in our relationships with our growers or significant customers; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with integrating acquired businesses; risks associated with other possible acquisitions; our debt levels; actions of governments and regulatory factors affecting our businesses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.
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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted Selling, General and Administrative expenses (“SG&A”), and Adjusted Income Tax Expense, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, and Adjusted Income Tax Expense and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, net income, gross profit, SG&A, or income tax expense, as applicable. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
Executive Summary
During the quarter, we saw volume growth and positive customer momentum. While the operating environment remains competitive, we believe our disciplined execution and strategic plans are better enabling us to expand our customer base and drive long-term growth. We are focused on executional excellence, including delivering our Cost Savings Program. Actions taken over the past two fiscal years have improved our manufacturing costs per pound and lowered SG&A. We are focused on strengthening customer partnerships and innovating across our business.
Our operational improvements also drove favorable working capital changes, primarily from lower inventories. Operating cash flow and cash on hand increased at the end of the period, and capital expenditures declined as we near completion of our growth-related investments in our production facilities, with the startup of a new production facility in Argentina during the first quarter.
Outlook
In fiscal 2026, we anticipate that global consumers will continue to face macroeconomic and geopolitical pressures, alongside a competitive environment, particularly in our international markets. We expect global restaurant traffic to remain roughly in line with fiscal 2025 levels. We believe customers and consumers will continue to prioritize french fries both on menus and at home. Momentum from customer wins in the second half of fiscal 2025 and the contribution of a 53rd week in fiscal 2026, with the additional week falling in the fourth quarter, is expected to drive increased sales volumes.
We expect earnings will decline as they are pressured by the impact of pricing and mix, higher overall input costs, net of the benefit of lower raw potato costs, incremental depreciation and start-up costs from the capacity expansions in the Netherlands and Argentina, and increased compensation and benefits as incentive programs normalize. These factors will only be partially offset by benefits from the Restructuring Plan and Cost Savings Program.
Our outlook includes our current view of the anticipated impact of enacted tariffs by the U.S. and other governments but does not include the potential effects of evolving trade policies, including future changes in tariffs or retaliatory countermeasures.

Results of Operations
Thirteen Weeks Ended August 24, 2025 compared to Thirteen Weeks Ended August 25, 2024
Net Sales and Segment Adjusted EBITDA

	Thirteen Weeks Ended
(in millions, except percentages)	August 24, 2025	August 25, 2024	% Increase (Decrease)	% Increase (Decrease) at Constant Currency
Segment net sales
North America	$1,084.6	$1,103.7	(2)%	(2)%
International	574.7	550.4	4%	—%
	$1,659.3	$1,654.1	—%	(1)%

Segment Adjusted EBITDA
North America	$260.0	$278.0	(6)%	(6)%
International	57.2	51.4	11%	4%
Net Sales
Net sales for the first quarter of fiscal 2026 increased $5.2 million to $1,659.3 million compared to the prior year quarter, including a favorable foreign currency impact of $23.7 million. Net sales at constant currency declined 1% over the prior year quarter, as a 6% increase in volume was more than offset by a 7% decline in price/mix. Net sales and price/mix at constant currency are calculated by translating financial data for the current year period at prior year average exchange rates. Volume growth was driven by customer wins and retention, particularly in North America and Asia, as well as lapping an approximately $15 million charge in the prior year quarter related to a voluntary product withdrawal. Price/mix reflects the carryover impact of fiscal 2025 price and trade investments to support customers, ongoing price and trade support, and unfavorable channel product mix within our segments.
North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, declined $19.1 million, or 2%, to $1,084.6 million. Volume increased 5% compared to the prior year quarter supported by recent customer contract wins and growth across channels. Price/mix declined 7%, driven by the carryover impact from fiscal 2025 price investments, the ongoing support of customers through price and trade and an unfavorable channel mix.
International segment net sales, which includes all sales to customers outside of North America, increased $24.3 million, or 4%, to $574.7 million year-over-year, including a favorable $24.5 million from foreign currency translation. Net sales at constant currency was flat. Volume increased 6%, led primarily by growth in Asia and with multinational chain customers. Price/mix at constant currency declined 6%, driven by investments to support customers as well as ongoing price and trade support.
Gross Profit
Gross profit declined $13.6 million versus the prior year quarter to $342.4 million. Adjusted Gross Profit declined $14.2 million versus the prior year quarter to $338.9 million due primarily to unfavorable price/mix. Unfavorable price/mix was partially offset by higher sales volumes, lower manufacturing costs per pound driven by cost savings initiatives, and the benefit of lapping an approximately $39 million charge in the prior year related to a voluntary product withdrawal.
Selling, General and Administrative Expenses
SG&A increased $9.7 million versus the prior year quarter to $153.6 million. Adjusted SG&A declined $24.0 million versus the prior year quarter to $132.4 million, reflecting the benefits of ongoing cost savings initiatives and $7.3 million of miscellaneous income primarily from an insurance recovery and property tax refunds.

Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income declined $63.1 million from the prior year quarter to $64.3 million.
Adjusted EBITDA increased $2.8 million versus the prior year quarter to $302.2 million. Lower Adjusted SG&A was partially offset by lower Adjusted Gross Profit and Equity Method Investment Earnings (Loss).
North America Segment Adjusted EBITDA decreased $18.0 million to $260.0 million. The decline primarily reflects price and trade investments in support of customers, partially offset by higher sales volumes, lower manufacturing costs per pound and Adjusted SG&A, which included the benefit of cost savings initiatives. Results also benefited from lapping an approximately $21 million charge related to a voluntary product withdrawal in the prior year.
International Segment Adjusted EBITDA increased $5.8 million to $57.2 million. For the quarter ended August 24, 2025, the effects of foreign currency translation to the International Segment Adjusted EBITDA were favorable by approximately $4 million. The increase was driven by higher sales volumes and lower manufacturing costs per pound. The improvement primarily reflects lapping an approximately $18 million charge related to the prior year’s voluntary product withdrawal, lower potato prices and benefits from ongoing cost savings initiatives. These benefits were partially offset by $3.5 million in start-up costs associated with the new production facility in Argentina, which is expected to support future growth.
Interest Expense, Net
Interest expense, net declined $1.5 million, versus the prior year quarter, to $43.7 million, reflecting the impact of lower total debt outstanding primarily driven by lower borrowings under our revolving credit facility.
Income Tax Expense
Income tax expense for the first quarter of fiscal 2026 and 2025 was $47.9 million and $50.8 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 42.7% and 28.5% in the first quarter of fiscal 2026 and 2025, respectively. The results in both periods reflect the impact of items outlined in “Reconciliations of Non-GAAP Financial Measures” below. In the first quarter of fiscal 2026, we also recorded $10.2 million of discrete tax expense, primarily related to the establishment of a non-cash full valuation allowance against certain international deferred tax assets. Excluding the impact of these items, the Company’s effective tax rate was 30.2% in the first quarter of fiscal 2026, versus 30.8% in the prior year quarter.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. We currently anticipate a favorable cash tax timing benefit of approximately $35 million to $45 million in fiscal 2026 as of result of OBBBA; it is not expected to have a significant impact on our effective tax rate.
Equity Method Investment Earnings (Loss)
Equity method investment earnings (loss) from unconsolidated joint ventures were a loss of $0.6 million and earnings of $11.3 million for the first quarter of fiscal 2026 and 2025, respectively. The decline in earnings was primarily the result of lower net sales and an unfavorable product mix. The results for the current and prior year quarters reflect earnings associated with our 50% interest in Lamb Weston/RDO Frozen, an unconsolidated potato processing joint venture in Minnesota.
Liquidity and Capital Resources
Sources and Uses of Cash
As of August 24, 2025, we had $98.6 million of cash and cash equivalents, with $1,318.4 million available for borrowing under our revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our revolving credit facility, are our primary sources of liquidity for funding our business requirements. Our funding requirements include capital expenditures, working capital requirements, and shareholder returns, including cash dividends and repurchases under our share repurchase program.

Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirteen Weeks Ended
(in millions)	August 24, 2025	August 25, 2024
Net cash flows provided by (used for):
Operating activities	$352.0	$330.2
Investing activities	(76.3)	(335.6)
Financing activities	(248.5)	52.2
	27.2	46.8
Effect of exchange rate changes on cash and cash equivalents	0.7	2.6
Net increase in cash and cash equivalents	27.9	49.4
Cash and cash equivalents, beginning of period	70.7	71.4
Cash and cash equivalents, end of period	$98.6	$120.8
Operating Activities
In the first quarter of fiscal 2026, cash provided by operating activities increased $21.8 million to $352.0 million. The increase largely relates to $18.7 million of favorable changes in working capital, led by lower North America finished goods inventories, compared to the last day of the first quarter of fiscal 2025.
Investing Activities
Investing activities used $76.3 million of cash in the first quarter of fiscal 2026, compared with $335.6 million in the first quarter of fiscal 2025. Expenditures in the first quarter of fiscal 2026 primarily related to our investments to expand our french fry capacity in Argentina and other production facility modernization efforts. Expenditures in the first quarter of fiscal 2025 primarily related to our investments to expand our french fry capacity in the Netherlands, the U.S., and Argentina. The expansion in the U.S. was completed during the fourth quarter of fiscal 2024, the expansion in the Netherlands was completed during the second quarter of fiscal 2025, and the expansion in Argentina was completed in the first quarter of fiscal 2026.
Financing Activities
During the first quarter of fiscal 2026, we made net payments of $161.9 million under our revolving credit facilities. We used $18.7 million of cash to repurchase 187,259 shares of our common stock at an average price of $55.34 per share and to withhold 157,665 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $51.7 million in cash dividends to common stockholders during the first quarter of fiscal 2026 and repaid $16.2 million of debt and financing obligations.
During the first quarter of fiscal 2025, we had net proceeds of $203.6 million under our revolving credit facility which were primarily used for general corporate purposes, including, but not limited to, funding capital expenditures and working capital requirements. We used $92.2 million of cash to repurchase 1,412,852 shares of our common stock at an average price of $58.04 per share and withheld 178,941 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $51.7 million in cash dividends to common stockholders and repaid $10.2 million of debt and financing obligations.
For more information about our debt, see Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At August 24, 2025, we were in compliance with the financial covenant ratios and other covenants contained in our debt agreements.

Obligations and Commitments
There have been no material changes to the contractual obligations disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

See Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for more information.
Non-GAAP Financial Measures
To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, Adjusted Income Tax Expense, and net sales, price/mix and Segment Adjusted EBITDA at constant currency, each of which is considered a non-GAAP financial measure. Net sales, price/mix and Segment Adjusted EBITDA growth at constant currency provide information on the percentage change in net sales, price/mix and Segment Adjusted EBITDA growth, respectively, as if foreign currency exchange rates had remained constant between the prior and current periods. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding impacts of foreign currency exchange translation and unrealized mark-to-market derivative gains and losses and other items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our financial results. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with their most directly comparable GAAP financial measure and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.
The non-GAAP financial measures presented in this report should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP that are also presented in this report. These measures are not substitutes for their comparable GAAP financial measures, such as net income, gross profit, SG&A, income tax expense, net sales, or other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way we do.

The following table reconciles net income to Adjusted EBITDA:

	Thirteen Weeks Ended
(in millions)	August 24, 2025	August 25, 2024
Net income (a)	$64.3	$127.4
Interest expense, net	43.7	45.2
Income tax expense	47.9	50.8
Income from operations including equity method investment earnings	155.9	223.4
Depreciation and amortization (b)	96.3	91.4
Unrealized derivative gains	(4.9)	(8.9)
Foreign currency exchange (gains) losses	(4.7)	0.6
Blue chip swap transaction gains (c)	—	(16.6)
Stock-based compensation	10.6	9.5
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses (d)	31.9	—
Shareholder activism expense (e)	4.0	—
Pension settlement (f)	13.1	—
Adjusted EBITDA	$302.2	$299.4
___________________________________________
(a)Net income during the thirteen weeks ended August 25, 2024, reflects an approximately $39 million ($30 million after-tax, or $0.21 per share) charge related to a voluntary product withdrawal initiated in the fourth quarter of fiscal 2024. This includes an approximately $15 million charge ($11 million after-tax, or $0.08 per share) in net sales and an approximately $24 million charge ($18 million after-tax, or $0.13 per share) in cost of sales. The total charge was allocated to the reporting segments as follows: $21 million to North America and $18 million to International.
(b)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.2 million and $2.1 million for the thirteen weeks ended August 24, 2025 and August 25, 2024, respectively;
(c)We entered into blue chip swap transactions to transfer U.S. dollars into Argentina primarily in connection with funding our capacity expansion in Argentina. The blue chip swap rate can diverge significantly from Argentina's official exchange rate.
(d)For more information about the Cost Savings Program and Restructuring Plan, see Footnote 4, Restructuring, in the Condensed Notes to Consolidated Financial Statements (unaudited), within “Part I, Item I. Financial Statements of this Form 10-Q.”
(e)Represents advisory fees related to shareholder activism matters.
(f)Pension settlement charge of $13.1 million ($10.1 million after-tax, or $0.07 per share) for the thirteen weeks ended August 24, 2025 to fully fund the Company’s defined benefit pension plan, enabling lump sum payments to participants and transferring the remaining obligations and related plan assets to an insurer through a group annuity contract.

The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, and income tax expense to Adjusted Income Tax Expense.

	For the Thirteen Weeks Ended
	August 24, 2025	August 25, 2024	August 24, 2025	August 25, 2024	August 24, 2025	August 25, 2024
(in millions)	Gross Profit		Selling, General and Administrative		Income Tax Expense (Benefit)
As reported	$342.4	$356.0	$153.6	$143.9	$47.9	$50.8
Unrealized derivative gains	(3.1)	(2.9)	1.8	6.0	(1.1)	(2.3)
Foreign currency exchange gains and losses	—	—	4.7	(0.6)	(0.8)	0.1
Blue chip swap transaction gains	—	—	—	16.6	—	—
Stock-based compensation	—	—	(10.6)	(9.5)	1.6	1.5
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses	(0.4)	—	—	—	7.7	—
Shareholder activism expense	—	—	(4.0)	—	0.9	—
Pension settlement	—	—	(13.1)	—	3.0	—
Total adjustments	(3.5)	(2.9)	(21.2)	12.5	11.3	(0.7)
Adjusted	$338.9	$353.1	$132.4	$156.4	$59.2	$50.1
The following table reconciles net sales to net sales at constant currency.

(in millions)	Net Sales	Currency	Net Sales at Constant Currency
Thirteen Weeks Ended August 24, 2025
North America	$1,084.6	$0.8	$1,085.4
International	574.7	(24.5)	550.2
	$1,659.3	$(23.7)	$1,635.6
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.
Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the first quarter of fiscal 2026.
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

There have been no material changes to our market risk during the thirteen weeks ended August 24, 2025. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 24, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 24, 2025, and determined that there were no changes in our internal control over financial reporting during the quarter ended August 24, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended August 24, 2025 were as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
May 26, 2025 through June 22, 2025	405	$55.61	—	$358
June 23, 2025 through July 20, 2025	45,796	$49.83	—	358
July 21, 2025 through August 24, 2025	298,723	$54.80	187,259	348
Total	344,924
___________________________________________
(a)Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 19, 2024, we announced that the Board of Directors (the “Board”) increased our total share repurchase authorization under our existing $500 million share repurchase program by $250 million to an aggregate amount of $750 million. As of August 24, 2025 approximately $348 million remained authorized and available for repurchase under the program. The program has no expiration date. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions or accelerated share repurchases or other structured transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended August 24, 2025, no such plans or arrangements were adopted or terminated, including by modification.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (FY2026 Awards)

10.2	Form of Lamb Weston Holdings, Inc. Performance Share Agreement (FY2026 Awards)

10.3	Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement (FY2026 Awards)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ BERNADETTE M. MADARIETA
BERNADETTE M. MADARIETA
Chief Financial Officer
(Principal Financial Officer)

Dated this 30th day of September, 2025