Form 10-Q
period 2025-11-23
Lamb Weston Holdings, Inc.
filed 2025-12-19
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 12, 2025, the Registrant had 138,879,884 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Net sales	$1,618.1	$1,600.9	$3,277.3	$3,255.0
Cost of sales	1,293.8	1,323.1	2,610.6	2,621.2
Gross profit	324.3	277.8	666.7	633.8
Selling, general and administrative expenses	171.0	184.7	324.6	328.6
Restructuring expense	14.1	74.6	46.4	74.6
Income from operations	139.2	18.5	295.7	230.6
Interest expense, net	44.3	43.3	88.0	88.5
Income (loss) before income taxes and equity method earnings	94.9	(24.8)	207.7	142.1
Income tax expense	36.0	13.4	83.9	64.2
Equity method investment earnings	3.2	2.1	2.6	13.4
Net income (loss)	$62.1	$(36.1)	$126.4	$91.3
Earnings per share:
Basic	$0.45	$(0.25)	$0.91	$0.64
Diluted	$0.44	$(0.25)	$0.90	$0.64
Weighted average common shares outstanding:
Basic	139.4	142.8	139.4	143.2
Diluted	139.6	143.2	139.7	143.7
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in millions)

	Thirteen weeks ended November 23, 2025			Thirteen weeks ended November 24, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$98.1	$(36.0)	$62.1	$(22.7)	$(13.4)	$(36.1)
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	(0.1)	—	(0.1)	—	—	—
Unrealized currency translation losses	(19.4)	—	(19.4)	(117.8)	1.1	(116.7)
Other	—	—	—	(0.1)	—	(0.1)
Comprehensive income (loss)	$78.6	$(36.0)	$42.6	$(140.6)	$(12.3)	$(152.9)

	Twenty-Six Weeks Ended November 23, 2025			Twenty-Six Weeks Ended November 24, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$210.3	$(83.9)	$126.4	$155.5	$(64.2)	$91.3
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations gain (loss)	6.2	(1.0)	5.2	(0.2)	—	(0.2)
Unrealized currency translation gains (losses)	21.9	—	21.9	(61.2)	0.5	(60.7)
Other	—	—	—	(0.3)	0.1	(0.2)
Comprehensive income	$238.4	$(84.9)	$153.5	$93.8	$(63.6)	$30.2
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(unaudited, dollars in millions, except share data)

	November 23, 2025	May 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$82.7	$70.7
Receivables, net of allowances of $1.0 and $0.9	742.2	781.6
Inventories	1,117.8	1,035.4
Prepaid expenses and other current assets	68.3	145.0
Total current assets	2,011.0	2,032.7
Property, plant and equipment, net	3,652.9	3,687.9
Operating lease assets	118.2	113.2
Goodwill	1,099.5	1,090.2
Intangible assets, net	110.9	114.0
Other assets	338.5	354.6
Total assets	$7,331.0	$7,392.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$187.0	$370.8
Current portion of long-term debt and financing obligations	82.7	77.8
Accounts payable	709.2	616.4
Accrued liabilities	424.2	411.0
Total current liabilities	1,403.1	1,476.0
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,648.9	3,682.8
Deferred income taxes	273.3	253.5
Other noncurrent liabilities	251.3	242.6
Total long-term liabilities	4,173.5	4,178.9
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 152,006,164 and 151,390,267 shares issued	152.0	151.4
Treasury stock, at cost, 13,126,699 and 12,152,507 common shares	(897.4)	(838.0)
Additional distributed capital	(453.7)	(479.1)
Retained earnings	2,871.9	2,848.9
Accumulated other comprehensive income	81.6	54.5
Total stockholders’ equity	1,754.4	1,737.7
Total liabilities and stockholders’ equity	$7,331.0	$7,392.6
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share and per share data)

	Thirteen Weeks Ended November 23, 2025 and November 24, 2024
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 24, 2025	139,335,411	$151.8	$(856.7)	$(468.2)	$2,861.8	$101.1	$1,789.8
Dividends declared, $0.37 per share	—	—	—	—	(51.4)	—	(51.4)
Common stock issued	173,322	0.2	—	4.3	—	—	4.5
Stock-settled, stock-based compensation expense	—	—	—	9.5	—	—	9.5
Repurchase of common stock and common stock withheld to cover taxes	(629,268)	—	(40.4)	—	—	—	(40.4)
Other	—	—	(0.3)	0.7	(0.6)	—	(0.2)
Comprehensive income (loss)	—	—	—	—	62.1	(19.5)	42.6
Balance at November 23, 2025	138,879,465	$152.0	$(897.4)	$(453.7)	$2,871.9	$81.6	$1,754.4

Balance at August 25, 2024	142,595,357	$151.3	$(633.7)	$(499.0)	$2,775.3	$42.8	$1,836.7
Dividends declared, $0.36 per share	—	—	—	—	(51.3)	—	(51.3)
Common stock issued	54,070	—	—	—	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	12.3	—	—	12.3
Repurchase of common stock and common stock withheld to cover taxes	(8,791)	—	(0.7)	—	—	—	(0.7)
Other	—	—	—	(10.6)	(0.7)	—	(11.3)
Comprehensive loss	—	—	—	—	(36.1)	(116.8)	(152.9)
Balance at November 24, 2024	142,640,636	$151.3	$(634.4)	$(497.3)	$2,687.2	$(74.0)	$1,632.8

	Twenty-Six weeks ended November 23, 2025 and November 24, 2024
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 25, 2025	139,237,760	$151.4	$(838.0)	$(479.1)	$2,848.9	$54.5	$1,737.7
Dividends declared, $0.74 per share	—	—	—	—	(103.0)	—	(103.0)
Common stock issued	615,897	0.6	—	3.9	—	—	4.5
Stock-settled, stock-based compensation expense	—	—	—	20.1	—	—	20.1
Repurchase of common stock and common stock withheld to cover taxes	(974,192)	—	(59.1)	—	—	—	(59.1)
Other	—	—	(0.3)	1.4	(0.4)	—	0.7
Comprehensive income	—	—	—	—	126.4	27.1	153.5
Balance at November 23, 2025	138,879,465	$152.0	$(897.4)	$(453.7)	$2,871.9	$81.6	$1,754.4

Balance at May 26, 2024	143,666,656	$150.7	$(540.9)	$(508.9)	$2,699.8	$(12.9)	$1,787.8
Dividends declared, $0.72 per share	—	—	—	—	(102.9)	—	(102.9)
Common stock issued	574,564	0.6	—	(0.6)	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	21.8	—	—	21.8
Repurchase of common stock and common stock withheld to cover taxes	(1,600,584)	—	(92.9)	—	—	—	(92.9)
Other	—	—	(0.6)	(9.6)	(1.0)	—	(11.2)
Comprehensive income (loss)	—	—	—	—	91.3	(61.1)	30.2
Balance at November 24, 2024	142,640,636	$151.3	$(634.4)	$(497.3)	$2,687.2	$(74.0)	$1,632.8
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024
Cash flows from operating activities
Net income	$126.4	$91.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	191.5	211.0
Stock-settled, stock-based compensation expense	20.1	21.9
Equity method investment (earnings) loss, net of distributions	(2.8)	11.5
Deferred income taxes	19.0	1.4
Pension expense, net of contributions	14.2	1.2
Blue chip swap transaction gains	—	(19.9)
Other	11.8	14.4
Changes in operating assets and liabilities:
Receivables	43.8	39.0
Inventories	(79.5)	(198.2)
Income taxes payable/receivable, net	(6.5)	(25.1)
Prepaid expenses and other current assets	67.5	75.2
Accounts payable	117.3	216.8
Accrued liabilities	7.6	(11.2)
Net cash provided by operating activities	$530.4	$429.3
Cash flows from investing activities
Additions to property, plant and equipment	(155.0)	(474.6)
Additions to other long-term assets	(0.7)	(31.7)
Proceeds from sale of property, plant and equipment	14.7	1.5
Proceeds from blue chip swap transactions, net of purchases	—	19.9
Other	3.7	—
Net cash used for investing activities	$(137.3)	$(484.9)
Cash flows from financing activities
Proceeds from short-term borrowings	374.8	811.6
Repayments of short-term borrowings	(562.4)	(813.8)
Proceeds from issuance of debt	—	520.2
Repayments of debt and financing obligations	(35.7)	(245.4)
Dividends paid	(103.3)	(103.3)
Repurchase of common stock and common stock withheld to cover taxes	(59.1)	(92.8)
Other	3.9	(13.2)
Net cash (used for) provided by financing activities	$(381.8)	$63.3
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.1)
Net increase in cash and cash equivalents	12.0	7.6
Cash and cash equivalents, beginning of period	70.7	71.4
Cash and cash equivalents, end of period	$82.7	$79.0
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston and its consolidated subsidiaries for the thirteen and twenty-six weeks ended November 23, 2025 and November 24, 2024, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Targeted Improvements to Accounting for Internal-Use Software. This guidance provides criteria that must be met for entities to capitalize software development costs and factors to consider if there is significant uncertainty associated with the development activities of software. This guidance is effective for our annual reporting periods beginning with fiscal 2029 and interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions, except per share amounts)	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Numerator:
Net income (loss)	$62.1	$(36.1)	$126.4	$91.3

Denominator:
Basic weighted average common shares outstanding	139.4	142.8	139.4	143.2
Add: Dilutive effect of employee incentive plans (a)	0.2	0.4	0.3	0.5
Diluted weighted average common shares outstanding	139.6	143.2	139.7	143.7

Earnings per share:
Basic	$0.45	$(0.25)	$0.91	$0.64
Diluted	$0.44	$(0.25)	$0.90	$0.64
___________________________________________
(a)Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of November 23, 2025 and November 24, 2024, we excluded 1.0 million and 0.6 million, respectively, of shares of stock-based awards from the computation of diluted earnings per share because they would be antidilutive.
3. INCOME TAXES
Income tax expense for the periods presented were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions)	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Income (loss) before income taxes and equity method earnings	$94.9	$(24.8)	$207.7	$142.1
Equity method investment earnings	$3.2	$2.1	$2.6	$13.4
Income tax expense	$36.0	$13.4	$83.9	$64.2
Effective tax rate (a)	36.7%	(59.0)%	39.9%	41.3%
___________________________________________
(a)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.
Income Taxes Paid
Income taxes paid, net of refunds, were $69.9 million and $86.4 million during the twenty-six weeks ended November 23, 2025 and November 24, 2024, respectively.

4. RESTRUCTURING
We announced a cost savings program (the “Cost Savings Program”) in July 2025 and a restructuring plan (the “Restructuring Plan”) in October 2024, (collectively referred to as the “Plans”). Items classified as “Restructuring expense” on our Consolidated Statement of Earnings that were incurred in fiscal 2026 primarily relate to the Cost Savings Program while expenses incurred in fiscal 2025 relate solely to the Restructuring Plan. We do not expect any future costs in connection with the Restructuring Plan. Costs associated with these initiatives are presented in the table below.
We expect to recognize total pre-tax cash charges of $70 million to $100 million, most of which will be recognized in fiscal 2026, related to the Cost Savings Program. The charges in the thirteen and twenty-six weeks ended November 23, 2025 largely relate to professional service fees and employee severance and other one-time termination benefits related to headcount reductions.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions)	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Cost Savings Program and Restructuring Plan expenses related to:
Accelerated depreciation, retirement of assets, and other plant charges (a)	$—	$45.8	$1.8	$45.8
Potato contract terminations (b)	—	64.7	—	64.7
Inventory write-off (b)	—	19.8	—	19.8
Employee-related costs (c)	0.9	16.2	9.0	16.2
Professional services and other (d)	13.2	12.6	35.2	12.6
	$14.1	$159.1	$46.0	$159.1
___________________________________________
(a)Includes charges related to accelerating depreciation of the manufacturing facility permanently closed under the Restructuring Plan, other asset retirements, and plant charges.
(b)Includes the cost of contracted raw potatoes that were not used due to curtailed production and the write-off of inventories, including spare parts, related to the production curtailment under the Restructuring Plan.
(c)Includes employee severance and other one-time termination benefits related to reductions in headcount under the Plans.
(d)Includes professional services and other charges related to the Plans.
The following amounts related to the Plans are included within the following financial statement captions in the Company’s Consolidated Statements of Earnings:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions)	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Cost Savings Program and Restructuring Plan expenses included in:
Cost of sales	$—	$75.5	$(0.4)	$75.5
Restructuring expense	14.1	74.6	46.4	74.6
Equity method investment earnings	—	9.0	—	9.0
	$14.1	$159.1	$46.0	$159.1

Accruals remaining under the Plans are recorded as current liabilities within “Accounts payable” and “Accrued liabilities” in the accompanying Consolidated Balance Sheet at November 23, 2025. The following is a roll-forward of accrued restructuring liabilities related to the Plans:

(in millions)	Restructuring Plan	Cost Savings Program	Total
Accrued restructuring liability, May 25, 2025	$21.5	$—	$21.5
Additions	1.8	44.2	46.0
Payments	(23.3)	(32.1)	(55.4)
Accrued restructuring liability, November 23, 2025	$—	$12.1	$12.1

5. INVENTORIES
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

(in millions)	November 23, 2025	May 25, 2025
Raw materials and packaging	$312.5	$171.5
Finished goods	686.1	755.7
Supplies and other	119.2	108.2
Inventories	$1,117.8	$1,035.4
6. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

(in millions)	November 23, 2025	May 25, 2025
Land and land improvements	$209.1	$191.6
Buildings, machinery and equipment	5,574.6	5,136.3
Furniture, fixtures, office equipment and other	154.5	161.9
Construction in progress	222.3	551.7
Property, plant and equipment, at cost	6,160.5	6,041.5
Less accumulated depreciation	(2,507.6)	(2,353.6)
Property, plant and equipment, net	$3,652.9	$3,687.9
At November 23, 2025 and May 25, 2025, purchases of property, plant and equipment included in accounts payable were $59.1 million and $85.4 million, respectively.

The table below presents a breakdown of depreciation and amortization between Cost of sales (“COS”) and Selling, general and administrative expense (“SG&A”) for the thirteen and twenty-six weeks ended November 23, 2025 and November 24, 2024.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions)	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Depreciation - COS	$86.2	$79.6	$168.9	$158.1
Depreciation - SG&A	3.2	3.7	6.7	7.0
Depreciation - Restructuring expense (a)	—	28.9	—	28.9
	$89.4	$112.2	$175.6	$194.0

Amortization	$7.9	$7.2	$15.9	$14.7
Interest capitalized within construction in progress for the thirteen weeks ended November 23, 2025 and November 24, 2024, was $1.6 million and $8.2 million, respectively; and $7.0 million and $14.9 million for the twenty-six weeks ended November 23, 2025 and November 24, 2024, respectively.
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for the twenty-six weeks ended November 23, 2025:

(in millions)	North America	International	Total
Balance at May 25, 2025	$753.2	$337.0	$1,090.2
Foreign currency translation adjustment	6.5	2.8	9.3
Balance at November 23, 2025	$759.7	$339.8	$1,099.5
Other identifiable intangible assets were as follows:

	November 23, 2025				May 25, 2025
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	13	142.1	(49.2)	92.9	13	140.8	(44.8)	96.0
		$160.1	$(49.2)	$110.9		$158.8	$(44.8)	$114.0
___________________________________________
(a)Non-amortizing intangible assets represent brands and trademarks.
(b)Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Foreign intangible assets are affected by foreign currency translation.
8. OTHER ASSETS
The components of other assets were as follows:

(in millions)	November 23, 2025	May 25, 2025
Capitalized software costs	$192.3	$208.7
Equity method investments	51.2	47.5
Property, plant and equipment deposits	24.7	30.3
Other	70.3	68.1
Other assets	$338.5	$354.6

9. ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	November 23, 2025	May 25, 2025
Compensation and benefits	$120.1	$104.5
Accrued trade promotions	97.1	88.2
Dividends payable to shareholders	51.4	51.7
Accrued interest	35.0	36.3
Taxes payable	27.2	37.3
Current portion of operating lease obligations	26.1	23.9
Plant accruals	20.4	23.0
Derivative liabilities and payables	6.1	7.0
Other	40.8	39.1
Accrued liabilities	$424.2	$411.0
10. DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

(in millions)	November 23, 2025		May 25, 2025
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
Revolving credit facility	$149.7	3.830%	$333.2	5.940%
Other credit facilities (a)	37.3		37.6
	187.0		370.8
Long-term debt:
Term A-3 loan facility, due January 2030 (b)	393.8	6.350	405.0	6.900
Term A-4 loan facility, due May 2029 (b)	304.7	6.690	312.8	6.630
Term A-5 loan facility, due September 2031 (b)	481.3	5.660	493.8	5.650
RMB loan facility, due February 2027	142.2	3.800	143.8	4.040
RMB loan facility, due September 2029	19.7	3.800	19.6	3.960
Euro term loan facility, due May 2029	230.3	3.440	227.2	4.510
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,742.0		3,772.2
Financing obligations:
Lease financing obligations due on various dates through 2040	4.5		5.2

Total debt and financing obligations	3,933.5		4,148.2
Debt issuance costs (c)	(14.9)		(16.8)
Short-term borrowings	(187.0)		(370.8)
Current portion of long-term debt and financing obligations	(82.7)		(77.8)
Long-term debt and financing obligations, excluding current portion	$3,648.9		$3,682.8
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
(c)Excludes debt issuance costs of $3.4 million and $3.9 million as of November 23, 2025 and May 25, 2025, respectively, related to our Revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.
As of November 23, 2025, we had $1,350.3 million of available liquidity under our committed revolving credit facility.
For the twenty-six weeks ended November 23, 2025 and November 24, 2024, we paid $100.5 million and $97.1 million of interest on debt, respectively.
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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of November 23, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$2.8	$—	$2.8
Derivative liabilities (a)	—	(6.1)	—	(6.1)
Deferred compensation liabilities (b)	—	(30.0)	—	(30.0)
Fair value, net	$—	$(33.3)	$—	$(33.3)

	As of May 25, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$10.2	$—	$10.2
Derivative liabilities (a)	—	(7.0)	—	(7.0)
Deferred compensation liabilities (b)	—	(27.0)	—	(27.0)
Fair value, net	$—	$(23.8)	$—	$(23.8)
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

As of November 23, 2025, we had $2,956.0 million of fixed-rate and $973.0 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $2,885 million as of November 23, 2025. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount and approximates current market prices.
12. STOCKHOLDERS’ EQUITY
Share Repurchase Program

Our Board of Directors (the “Board”) has authorized a program, with no expiration date, to repurchase up to $750.0 million of our common stock. During the thirteen weeks ended November 23, 2025, we repurchased 617,623 shares of our common stock for an aggregate purchase price of $39.6 million, or a weighted-average price of $64.18 per share. During the twenty-six weeks ended November 23, 2025, we repurchased 804,882 shares of our common stock for an aggregate purchase price of $50.0 million, or a weighted-average price of $62.12 per share. As of November 23, 2025, approximately $308 million remained authorized for repurchase under our share repurchase program.
Dividends
During the twenty-six weeks ended November 23, 2025, we paid $103.3 million of cash dividends to our common stockholders. In addition, on November 28, 2025, we paid $51.4 million of cash dividends to common stockholders of record as of the close of business on October 31, 2025. On December 17, 2025, the Board declared a cash dividend of $0.38 per share of our common stock. This dividend will be paid on February 27, 2026, to common stockholders of record as of the close of business on January 30, 2026.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income, net of taxes, as of November 23, 2025 were as follows:

(in millions)	Foreign Currency Translation Gain	Pension and Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income
Balance as of May 25, 2025	$58.9	$(4.6)	$0.2	$54.5
Other comprehensive income before reclassifications, net of tax	21.9	5.2	—	27.1
Net current-period other comprehensive income	21.9	5.2	—	27.1
Balance as of November 23, 2025	$80.8	$0.6	$0.2	$81.6
13. SEGMENTS
We manage our operations in two business segments, North America and International. As a result of how we manage the business, we have two operating segments, each of which is a reportable segment: North America and International. North America includes activity that occurs in the United States, Canada, and Mexico. International includes all activity that does not occur within the North America segment. Both segments primarily manufacture frozen potato products for sale to our customers. These reportable segments are each managed by a general manager and supported by a cross-functional team assigned to support the segment.
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
The following table illustrates reportable segment net sales and Segment Adjusted EBITDA for the thirteen and twenty-six weeks ended November 23, 2025 and November 24, 2024, respectively.

	Thirteen Weeks Ended
	November 23, 2025			November 24, 2024
(in millions)	North America	International	Total	North America	International	Total
Net Sales	$1,069.5	$548.6	$1,618.1	$1,072.1	$528.8	$1,600.9
Other segment items (a)	781.7	521.4	1,303.1	802.9	480.2	1,283.1
Segment Adjusted EBITDA	$287.8	$27.2	$315.0	$269.2	$48.6	$317.8

Unallocated corporate costs (b)			(29.3)			(23.6)
Depreciation and amortization (c)			99.7			92.5
Unrealized derivative gains			12.1			3.0
Foreign currency exchange losses			6.8			9.6
Blue chip swap gains (d)			—			(3.3)
Stock-based compensation			9.5			12.3
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses (e)			14.1			159.1
Shareholder activism expense (f)			—			0.4
Pension settlement (g)			1.1			—
Interest expense, net			44.3			43.3
Income before income taxes			98.1			(22.7)
Income tax expense			36.0			13.4
Net income (loss)			$62.1			$(36.1)
___________________________________________
(a)Other segment items include cost of sales, selling, general and administrative expenses, and equity method investment income or loss for each segment.
(b)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated corporate costs exclude unrealized derivative gains and losses, foreign currency exchange gains and losses, blue chip swap transaction gains, and other items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to net income.
(c)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization relating to equity method investments of $2.2 million and $2.0 million for the thirteen weeks ended November 23, 2025 and November 24, 2024, respectively.
(d)We entered into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding our capacity expansion in Argentina, which is now substantially complete. The blue chip swap rate can diverge significantly from Argentina’s official exchange rate.
(e)Cost Savings Program, Restructuring Plan, and other expenses relate to costs incurred under the Plans. See Note 4, Restructuring, of these Condensed Notes to Consolidated Financial Statements for additional information
(f)Represents advisory fees related to shareholder activism matters.
(g)The Pension settlement charge was to fully fund the Company’s defined benefit pension plan, enabling lump sum payments to participants and transferring the remaining obligations and related plan assets to an insurer through a group annuity contract.

	Twenty-Six Weeks Ended
	November 23, 2025			November 24, 2024
(in millions)	North America	International	Total	North America	International	Total
Net Sales	$2,154.0	$1,123.3	$3,277.3	$2,175.8	$1,079.2	$3,255.0
Other segment items (a)	1,606.2	1,038.9	2,645.1	1,628.6	979.2	2,607.8
Segment Adjusted EBITDA (b)	$547.8	$84.4	$632.2	$547.2	$100.0	$647.2

Unallocated corporate costs (c)			(44.4)			(53.6)
Depreciation and amortization (d)			195.9			183.9
Unrealized derivative gains and losses			7.2			(5.9)
Foreign currency exchange losses			2.1			10.2
Blue chip swap gains (e)			—			(19.9)
Stock-based compensation			20.1			21.8
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses (f)			46.0			159.1
Shareholder activism expense (g)			4.0			0.4
Pension settlement (h)			14.2			—
Interest expense, net			88.0			88.5
Income before income taxes			210.3			155.5
Income tax expense			83.9			64.2
Net income			$126.4			$91.3
___________________________________________
(a)Other segment items include cost of sales, selling, general and administrative expenses, and equity method investment income or loss for each segment.
(b)Segment Adjusted EBITDA for the twenty-six weeks ended November 24, 2024 includes an estimated $39 million loss related to a voluntary product withdrawal that was initiated in the fourth quarter of fiscal 2024. The total charge to reporting segments was approximately $21 million to the North America segment and approximately $18 million to the International segment.
(c)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated corporate costs exclude unrealized derivative gains and losses, foreign currency exchange gains and losses, blue chip swap transaction gains, and other items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to net income.
(d)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization relating to equity method investments of $4.4 million and $4.1 million for the twenty-six weeks ended November 23, 2025 and November 24, 2024, respectively.
(e)We entered into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding our capacity expansion in Argentina, which is now substantially complete. The blue chip swap rate can diverge significantly from Argentina’s official exchange rate.
(f)Cost Savings Program, Restructuring Plan, and other expenses relate to costs incurred under the Plans. See Note 4, Restructuring, of these Condensed Notes to Consolidated Financial Statements for additional information
(g)Represents advisory fees related to shareholder activism matters.
(h)The Pension settlement charge was to fully fund the Company’s defined benefit pension plan, enabling lump sum payments to participants and transferring the remaining obligations and related plan assets to an insurer through a group annuity contract.

14. COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS
We have financial commitments and other obligations that arise in the ordinary course of our business. These include long-term debt, lease obligations, and purchase commitments for goods and services. There have been no material changes to the commitments, contingencies, and guarantees disclosed in Note 14, Commitments, Contingencies, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K.
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
In November 2024, a class action complaint was filed in the U.S. District Court for the Northern District of Illinois against the Company, certain of our subsidiaries and a number of other producers of frozen potato products alleging violations of antitrust laws. Additional class action complaints were later filed in the same court, based on similar allegations, bringing antitrust claims on behalf of putative classes of direct purchasers, commercial and institutional indirect purchasers, and end-consumer indirect purchasers. Some complaints named additional defendants. The complaints were ordered to be consolidated and amended. On October 6, 2025, plaintiffs filed three consolidated complaints on behalf of their putative classes, asserting amended claims against the Company, certain of our subsidiaries, other producers of frozen potato products, and a data provider. The consolidated complaints allege, among other things, that beginning at least as early as January 1, 2021, the defendants conspired to raise the price of frozen potato products above competitive levels in violation of U.S. antitrust laws by coordinating prices of frozen potato products and imposing lockstep price increases, allegedly facilitated by the exchange of non-public information about prices and production. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, and consumer protection statutes. The relief sought in the complaints includes treble damages, injunctive relief, equitable monetary relief, pre- and post-judgment interest, costs and attorneys’ fees. On December 5, 2025, defendants filed a motion to dismiss. Briefing is ongoing and the motion remains pending. Class actions based on similar allegations have also been filed in Canada, in the Supreme Court of British Columbia and the Superior Court of Quebec. We believe these complaints lack merit and intend to vigorously defend against the allegations. We are currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2025 (the “Form 10-K”), which we filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on July 23, 2025.
Forward-Looking Statements
This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “believe,” “enable,” “expand,” “drive,” “execute,” “strengthen,” “deliver,” “anticipate,” “will,” “continue,” “expect,” “may,” “reduce,” “estimate,” “remain,” “decline,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans and strategies and anticipated benefits therefrom, including with respect to the Cost Savings Program and Restructuring Plan, anticipated capital expenditures, investments, and other costs, cash flows, liquidity, dividends, anticipated conditions in our industry and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: consumer preferences, including restaurant traffic in North America and our international markets, and an uncertain general economic environment, including as a result of tariffs and other trade policies, inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including as a result of impacts on the demand and prices for our products; the availability and prices of raw materials and other commodities; operational challenges; our ability to successfully implement the Cost Savings Program, the Restructuring Plan or other cost savings or efficiency initiatives, including achieving the benefits of those activities and possible changes in the size and timing of related charges; difficulties, disruptions or delays in implementing new technology; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies, including our Focus to Win plan; our ability to execute on large capital projects, including construction of new production lines or facilities; the competitive environment and related conditions in the markets in which we operate; political and economic conditions in the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the war in Ukraine and conflicts in the Middle East and the possible related heightening of our other known risks; the ultimate outcome of litigation or any product recalls or withdrawals; changes in our relationships with our growers or significant customers; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with integrating acquired businesses; risks associated with other possible acquisitions; our debt levels; actions of governments and regulatory factors affecting our businesses; our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.
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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted Selling, General and Administrative expenses (“SG&A”), Adjusted Income Tax Expense, and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, Adjusted Income Tax Expense, and Adjusted Equity Method Investment Earnings and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, net income, gross profit, SG&A, income tax expense, or equity method investment earnings, as applicable. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
Executive Summary
Our second quarter results reflect continued momentum and share gains, notably in North America and Asia. Volume increased 8% in the second quarter and 7% for the first half of the year. In response, we have restarted curtailed North American production lines. However, the global operating environment remains competitive and restaurant traffic remains down in key markets and channels. In fiscal 2026, we anticipate that global consumers will continue to face macroeconomic and geopolitical pressures, and we will be operating in a competitive environment. We believe our disciplined execution and strategic plans are better enabling us to expand our customer base and position us to drive long-term growth.
Lamb Weston’s global teams are executing our strategy, strengthening our customer relationships, driving cost savings and delivering strong cash flow. Actions taken over the past two fiscal years have improved our manufacturing costs per pound and lowered SG&A.

Results of Operations
Thirteen Weeks Ended November 23, 2025 compared to Thirteen Weeks Ended November 24, 2024
Net Sales and Segment Adjusted EBITDA

	Thirteen Weeks Ended
(in millions, except percentages)	November 23, 2025	November 24, 2024	% Increase (Decrease)	% Increase (Decrease) at Constant Currency
Segment net sales
North America	$1,069.5	$1,072.1	—%	—%
International	548.6	528.8	4%	(1)%
	$1,618.1	$1,600.9	1%	—%

Segment Adjusted EBITDA
North America	$287.8	$269.2	7%
International	27.2	48.6	(44)%
Net Sales
Net sales for the second quarter of fiscal 2026 increased $17.2 million to $1,618.1 million compared to the prior year quarter, and included a favorable foreign currency impact of $24.4 million. Net sales at constant currency was essentially flat over the prior year quarter, as an 8% increase in volume was offset by an 8% decline in price/mix. Net sales and price/mix at constant currency are calculated by translating financial data for the current year period at prior year average exchange rates. Volume growth was driven by customer wins, share gains and retention, particularly in North America and Asia. The decline in price/mix reflects ongoing support of customers through price and trade, including the carryover impact of fiscal 2025 pricing, in a competitive global market environment.

North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, was essentially flat, declining $2.6 million to $1,069.5 million. Volume increased 8% compared to the prior year quarter driven by recent customer contract wins, share gains and growth across channels. In response, we have restarted curtailed North American production lines. Price/mix declined 8%, driven by the ongoing support of customers through price and trade, including the carryover impact from fiscal 2025 pricing, and an unfavorable mix.
International segment net sales, which includes all sales to customers outside of North America, increased $19.8 million, or 4%, to $548.6 million over the prior year quarter, including a favorable $22.6 million from foreign currency translation. Net sales at constant currency declined 1%, or $2.8 million compared to the prior year quarter. Volume increased 7%, driven by growth in Asia and with multinational chain customers. Price/mix at constant currency declined 8%, reflecting ongoing price and trade to support customers in a continued competitive environment, as well as an unfavorable mix.
Gross Profit
Gross profit increased $46.5 million versus the prior year quarter to $324.3 million. Adjusted Gross Profit declined $15.6 million versus the prior year quarter to $327.9 million due primarily to unfavorable price/mix. Total manufacturing cost per pound was lower, reflecting the benefits from cost savings initiatives and improved operating efficiencies in our North America segment. These initiatives more than offset inflationary pressures in key input categories other than raw product and higher manufacturing costs per pound in our International segment, due to less favorable operating conditions and elevated production expenses.
Selling, General and Administrative Expenses
SG&A declined $13.7 million versus the prior year quarter to $171.0 million. Adjusted SG&A declined $7.8 million versus the prior year quarter to $145.1 million, primarily driven by the benefits of ongoing cost savings initiatives, partially offset by compensation and benefits accruals.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income increased $98.2 million from the prior year quarter to $62.1 million.
Adjusted EBITDA declined $8.5 million versus the prior year quarter to $285.7 million. Lower Adjusted Gross Profit and Adjusted Equity Method Investment Earnings were partially offset by lower Adjusted SG&A.
North America Segment Adjusted EBITDA increased $18.6 million to $287.8 million. The increase was driven by higher volume, lower manufacturing costs per pound, and lower Adjusted SG&A, reflecting the benefit of cost savings initiatives, including operational efficiencies. These gains were partially offset by continued price and trade support for our customers.
International Segment Adjusted EBITDA declined $21.4 million to $27.2 million. The decrease was primarily attributable to higher manufacturing costs per pound, including increased fixed factory burden costs resulting from lower utilization of international production facilities and start-up expenses associated with the new production facility in Argentina. These higher manufacturing costs were partially offset by the benefit of cost savings initiatives and higher sales volume.
Interest Expense, Net
Interest expense, net increased $1.0 million, versus the prior year quarter, to $44.3 million, driven by a decline in the benefit from capitalized interest as our capacity expansion projects were all finalized prior to the second quarter of fiscal 2026. The decline in benefit from capitalized interest was partially offset by lower borrowings on our revolving credit facility.
Income Tax Expense
Income tax expense for the second quarter of fiscal 2026 and 2025 was $36.0 million and $13.4 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 36.7% and (59.0)% in the second quarter of fiscal 2026 and 2025, respectively. The results in both periods reflect the impact of items outlined in the Reconciliations of Non-GAAP Financial Measures.

In addition, we recorded $14.4 million of discrete tax expense in the second quarter of fiscal 2025, primarily related to the establishment of a full valuation allowance against certain international deferred tax assets. Excluding the impact of these items, the Company’s effective tax rate was 31.8% in the second quarter of fiscal 2026, versus 24.7% in the prior year quarter. Compared to the second quarter of fiscal 2025, the effective tax rate excluding the impact of these items is higher primarily due to having a larger proportion of losses in certain jurisdictions with no expected tax benefits.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were $3.2 million and $2.1 million for the second quarter of fiscal 2026 and 2025, respectively. Adjusted Equity Method Investment Earnings was $3.2 million and $11.1 million for the second quarter of fiscal 2026 and 2025, respectively. The decline of $7.9 million in earnings was primarily the result of lower production volume and an unfavorable mix of sales. The results for the current and prior year quarters reflect earnings associated with our 50% interest in Lamb Weston/RDO Frozen, an unconsolidated potato processing joint venture in Minnesota.
Twenty-Six Weeks Ended November 23, 2025 compared to Twenty-Six Weeks Ended November 24, 2024
Net Sales and Segment Adjusted EBITDA

	Twenty-Six Weeks Ended
(in millions, except percentages)	November 23, 2025	November 24, 2024	% Increase (Decrease)	% Increase (Decrease) at Constant Currency
Segment net sales
North America	$2,154.0	$2,175.8	(1)%	(1)%
International	1,123.3	1,079.2	4%	—%
	$3,277.3	$3,255.0	1%	(1)%

Segment Adjusted EBITDA
North America	$547.8	$547.2	—%
International	84.4	100.0	(16)%
Net Sales
Net sales for the first half of fiscal 2026 increased $22.3 million to $3,277.3 million compared to the prior year, including a favorable foreign currency impact of $48.0 million. Net sales at constant currency declined 1% over the first half of fiscal 2025, as a 7% increase in volume was more than offset by an 8% decline in price/mix. Volume growth was driven by customer wins, share gains, and retention, particularly in North America and Asia. Price/mix reflects continued price and trade support for our customers in the current competitive environment.
North America segment net sales for the first half of fiscal 2026, which includes all sales to customers in the U.S., Canada, and Mexico, declined $21.8 million, or 1%, to $2,154.0 million. Volume increased 7% compared to the first half of the prior year supported by recent customer contract wins, share gains and growth across channels. In response, we have restarted curtailed North American production lines. Price/mix declined 8%, driven by competitive market dynamics and an increase in price and trade to support our customers.
International segment net sales for the first half of fiscal 2026, which includes all sales to customers outside of North America, increased $44.1 million, or 4%, to $1,123.3 million year-over-year, including a favorable $47.1 million from foreign currency translation. Net sales at constant currency was flat. Volume increased 7%, driven by growth in Asia and with multinational chain customers. Price/mix at constant currency declined 7%, reflecting pricing actions in response to an increasingly competitive environment.
Gross Profit
Gross profit increased $32.9 million versus the first half of fiscal 2025 to $666.7 million. Adjusted Gross Profit declined $29.8 million versus the prior year to $666.8 million due primarily to unfavorable price/mix, increased factory burden, and costs associated with the start-up of our new production facility in Argentina. This impact was partially offset by higher volumes and benefits from cost savings initiatives. These initiatives delivered improved operational efficiencies and lower manufacturing costs per pound.
Selling, General and Administrative Expenses
SG&A declined $4.0 million versus the first half of fiscal 2025 to $324.6 million. Adjusted SG&A declined $31.8 million versus the prior year to $277.5 million, reflecting the benefits of ongoing cost savings initiatives, partially offset by compensation and benefit accruals.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income increased $35.1 million from the first half of fiscal 2025 to $126.4 million.
Adjusted EBITDA declined $5.8 million versus the first half of fiscal 2025 to $285.7 million. Lower Adjusted SG&A was more than offset by lower Adjusted Gross Profit and lower Adjusted Equity Method Investment Earnings.
North America Segment Adjusted EBITDA was essentially flat at $547.8 million in the first half of fiscal 2026 compared to the first half of fiscal 2025. Higher sales volumes, as well as lower manufacturing costs per pound and lower Adjusted SG&A, both of which benefited from cost savings initiatives, were offset by price and trade support for our customers.
International Segment Adjusted EBITDA declined $15.6 million to $84.4 million. The decrease primarily reflects unfavorable price/mix and higher manufacturing costs per pound, driven by lower utilization of our international production facilities and start-up expenses for our new plant in Argentina. These higher manufacturing costs were partially offset by increased sales volumes and benefits from cost savings initiatives.
Interest Expense, Net
Interest expense, net declined $0.5 million, versus the first half of fiscal 2025, to $88.0 million, reflecting the impact of lower total debt outstanding primarily driven by lower borrowings under our revolving credit facility, primarily offset by a decline in the benefit from capitalized interest as our capacity expansion projects were all finalized prior to the second quarter of fiscal 2026.
Income Tax Expense
Income tax expense for the first half of fiscal 2026 was $83.9 million compared to $64.2 million in the prior year period. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 39.9% and 41.3% for the first half of fiscal 2026 and 2025, respectively. Both periods reflect the impact of items outlined in the Reconciliations of Non-GAAP Financial Measures.
In the first half of fiscal 2026 and 2025, we recorded $9.8 million and $19.2 million of discrete tax expense, respectively, primarily related to the establishment of a full valuation allowance against certain international deferred tax assets. Excluding these items, the effective tax rate was 31.1% in the first half of fiscal 2026, versus 26.3% in the prior year period. The higher rate compared to the second half of fiscal 2025 primarily reflects a larger proportion of losses in certain jurisdictions with no expected tax benefits.
The enactment of the One Big Beautiful Bill Act (“OBBBA”) in July 2025 introduced a wide range of tax policy changes. Key provisions include the extension of select elements of the Tax Cuts and Jobs Act, updates to the international tax framework, and the reinstatement of favorable treatment for certain business-related deductions. Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. We are actively evaluating the potential implications on our consolidated financial statements. In the first half of fiscal 2026, the impacts did not have a material effect on the tax rate. For the full year, we do anticipate a favorable cash tax timing benefit related to OBBBA.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were earnings of $2.6 million and $13.4 million for the first half of fiscal 2026 and 2025, respectively. Adjusted Equity Method Investment Earnings was $2.6 million and $22.4 million for the first half of fiscal 2026 and 2025, respectively. The decline of $19.8 million in earnings was primarily the result of lower gross profit, due primarily to sales volume and unfavorable price/mix. The results for the current and prior year reflect earnings associated with our 50% interest in Lamb Weston/RDO Frozen.
Liquidity and Capital Resources
Sources and Uses of Cash
As of November 23, 2025, we had $82.7 million of cash and cash equivalents, with $1,350.3 million available for borrowing under our revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our revolving credit facility, are our primary sources of liquidity for funding our business requirements. Our funding requirements include capital expenditures, working capital requirements, and shareholder returns, including cash dividends and repurchases under our share repurchase program.
Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Twenty-Six Weeks Ended
(in millions)	November 23, 2025	November 24, 2024
Net cash flows provided by (used for):
Operating activities	$530.4	$429.3
Investing activities	(137.3)	(484.9)
Financing activities	(381.8)	63.3
	11.3	7.7
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.1)
Net increase in cash and cash equivalents	12.0	7.6
Cash and cash equivalents, beginning of period	70.7	71.4
Cash and cash equivalents, end of period	$82.7	$79.0
Operating Activities
In the first half of fiscal 2026, cash provided by operating activities increased $101.1 million to $530.4 million. The increase largely relates to $53.7 million of favorable changes in working capital, led by lower inventories in North America, and a $47.4 million increase in net income, adjusted for non-cash items.
Investing Activities
Investing activities used $137.3 million of cash in the first half of fiscal 2026, compared with $484.9 million in the first half of fiscal 2025. Expenditures in the first half of fiscal 2026 primarily related to our investments to expand our french fry capacity in Argentina and other production facility modernization efforts. Expenditures in the first half of fiscal 2025 primarily related to our investments to expand our french fry capacity in the Netherlands, the U.S., and Argentina. The expansion in the U.S. was completed during the fourth quarter of fiscal 2024, the expansion in the Netherlands was completed during the second quarter of fiscal 2025, and the expansion in Argentina was completed in the first quarter of fiscal 2026. In addition, we had $14.7 million of proceeds from the sale of property, plant and equipment in the first half of fiscal 2026, an increase of $13.2 million over the first half of fiscal 2025.
Financing Activities
During the first half of fiscal 2026, we made net payments of $187.6 million under our revolving credit facilities. We used $59.1 million of cash to repurchase 804,882 shares of our common stock at an average purchase price of $62.12 per share and withheld 169,310 shares from employees to cover income and payroll taxes on vested equity awards. In addition, we paid $103.3 million in cash dividends to common stockholders and repaid $35.7 million of debt and financing obligations.

During the first half of fiscal 2025, we had net payments of $2.2 million under our revolving credit facility which were primarily used for general corporate purposes, including, but not limited to, funding capital expenditures and working capital requirements. We used $92.8 million of cash to repurchase 1,412,852 shares of our common stock at an average price of $58.04 per share and withheld 187,735 shares from employees to cover income and payroll taxes on vested equity awards. In addition, we paid $103.3 million in cash dividends to common stockholders and repaid $10.2 million of debt and financing obligations.
For more information about our debt, see Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At November 23, 2025, we were in compliance with the financial covenant ratios and other covenants contained in our debt agreements.
Obligations and Commitments
There have been no material changes to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

See Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for more information.
Non-GAAP Financial Measures
To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, Adjusted Income Tax Expense, and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure. We also present net sales and price/mix growth at constant currency, which provide information on the percentage change in net sales and price/mix growth, respectively, as if foreign currency exchange rates had remained constant between the prior and current periods. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding impacts of foreign currency exchange translation and unrealized mark-to-market derivative gains and losses and other items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our financial performance. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with their most directly comparable GAAP financial measure and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.
The non-GAAP financial measures presented in this report should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP that are also presented in this report. These measures are not substitutes for their comparable GAAP financial measures, such as net income, gross profit, SG&A, income tax expense, net sales, and other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way we do.

The following table reconciles net income to Adjusted EBITDA:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in millions)		November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Net income	(a)	$62.1	$(36.1)	$126.4	$91.3
Interest expense, net		44.3	43.3	88.0	88.5
Income tax expense		36.0	13.4	83.9	64.2
Income from operations including equity method investment earnings		142.4	20.6	298.3	244.0
Depreciation and amortization	(b)	99.7	92.5	195.9	183.9
Unrealized derivative (gains) losses		12.1	3.0	7.2	(5.9)
Foreign currency exchange losses		6.8	9.6	2.1	10.2
Blue chip swap transaction gains	(c)	—	(3.3)	—	(19.9)
Stock-based compensation		9.5	12.3	20.1	21.8
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses	(d)	14.1	159.1	46.0	159.1
Shareholder activism expense	(e)	—	0.4	4.0	0.4
Pension settlement	(f)	1.1	—	14.2	—
Adjusted EBITDA		$285.7	$294.2	$587.8	$593.6
___________________________________________
(a)Net income during the twenty-six weeks ended November 24, 2024, reflects an approximately $39 million ($30 million after-tax, or $0.21 per share) charge related to a voluntary product withdrawal initiated in the fourth quarter of fiscal 2024. This includes an approximately $15 million charge ($11 million after-tax, or $0.08 per share) in net sales and an approximately $24 million charge ($18 million after-tax, or $0.13 per share) in cost of sales. The total charge was allocated to the reporting segments as follows: $21 million to North America and $18 million to International.
(b)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.2 million and $2.0 million for the thirteen weeks ended November 23, 2025 and November 24, 2024, respectively, and $4.4 million and $4.1 million for the twenty-six weeks ended November 23, 2025 and November 24, 2024, respectively;
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
(f)Pension settlement charges of $1.1 million ($0.9 million after-tax, or $0.01 per share) for the thirteen weeks ended November 23, 2025, and pension settlement charges of $14.2 million ($11.0 million after-tax, or $0.08 per share) for the twenty-six weeks ended November 23, 2025. These charges were used to fully fund the Company’s defined benefit pension plan, enabling lump sum payments to participants, transferring the remaining obligations and related plan assets to an insurer through a group annuity contract, and transferring remaining, unelected, assets to the Pension Benefit Guaranty Corporation.

The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, Income Tax Expense (Benefit) to Adjusted Income Tax Expense, and Equity Method Investment Earnings to Adjusted Equity Method Investment Earnings for the thirteen weeks ended November 23, 2025 and November 24, 2024.

	For the Thirteen Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
(in millions)	Gross Profit		Selling, General and Administrative		Income Tax Expense (Benefit)		Equity Method Investment Earnings
As reported	$324.3	$277.8	$171.0	$184.7	$36.0	$13.4	$3.2	$2.1
Unrealized derivative gains	3.6	(9.8)	(8.5)	(12.8)	3.0	0.8	—	—
Foreign currency exchange gains and losses	—	—	(6.8)	(9.6)	0.9	2.4	—	—
Blue chip swap transaction gains	—	—	—	3.3	—	(0.6)	—	—
Stock-based compensation	—	—	(9.5)	(12.3)	1.6	1.9	—	—
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses	—	75.5	—	—	3.3	35.5	—	9.0
Shareholder activism expense	—	—	—	(0.4)	—	0.1	—	—
Pension settlement	—	—	(1.1)	—	0.2	—	—	—
Total adjustments	3.6	65.7	(25.9)	(31.8)	9.0	40.1	—	9.0
Adjusted	$327.9	$343.5	$145.1	$152.9	$45.0	$53.5	$3.2	$11.1
The following table reconciles net sales to net sales at constant currency for the thirteen weeks ended November 23, 2025.

(in millions)	Net Sales	Currency	Net Sales at Constant Currency
Thirteen Weeks Ended November 23, 2025
North America	$1,069.5	$(1.8)	$1,067.7
International	548.6	(22.6)	526.0
	$1,618.1	$(24.4)	$1,593.7

The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, Income Tax Expense (Benefit) to Adjusted Income Tax Expense and Equity Method Investment Earnings to Adjusted Equity Method Investment Earnings for the twenty-six weeks ended November 23, 2025 and November 24, 2024.

	For the Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
(in millions)	Gross Profit		Selling, General and Administrative		Income Tax Expense (Benefit)		Equity Method Investment Earnings
As reported	$666.7	$633.8	$324.6	$328.6	$83.9	$64.2	$2.6	$13.4
Unrealized derivative gains	0.5	(12.7)	(6.7)	(6.8)	1.9	(1.6)	—	—
Foreign currency exchange losses	—	—	(2.1)	(10.2)	0.1	2.6	—	—
Blue chip swap transaction gains	—	—	—	19.9	—	(0.6)	—	—
Stock-based compensation	—	—	(20.1)	(21.8)	3.2	3.4	—	—
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses	(0.4)	75.5	—	—	11.0	35.5	—	9.0
Shareholder activism expense	—	—	(4.0)	(0.4)	0.9	0.1	—	—
Pension settlement	—	—	(14.2)	—	3.2	—	—	—
Total adjustments	0.1	62.8	(47.1)	(19.3)	20.3	39.4	—	9.0
Adjusted	$666.8	$696.6	$277.5	$309.3	$104.2	$103.6	$2.6	$22.4
The following table reconciles net sales to net sales at constant currency for the twenty-six weeks ended November 23, 2025.

(in millions)	Net Sales	Currency	Net Sales at Constant Currency
Twenty-Six Weeks Ended November 23, 2025
North America	$2,154.0	$(0.9)	$2,153.1
International	1,123.3	(47.1)	1,076.2
	$3,277.3	$(48.0)	$3,229.3
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.
Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the second quarter of fiscal 2026.
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

There have been no material changes to our market risk during the twenty-six weeks ended November 23, 2025. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 23, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 23, 2025, and determined that there were no changes in our internal control over financial reporting during the quarter ended November 23, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended November 23, 2025 were as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
August 25, 2025 through September 21, 2025	12,623	$57.26	—	$348
September 22, 2025 through October 19, 2025	234,775	$63.96	234,459	$333
October 20, 2025 through November 23, 2025	381,870	$64.57	383,164	$308
Total	629,268
___________________________________________
(a)Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 19, 2024, we announced that the Board of Directors (the “Board”) increased our total share repurchase authorization under our existing $500 million share repurchase program by $250 million to an aggregate amount of $750 million. As of November 23, 2025, approximately $308 million remained authorized and available for repurchase under the program. The program has no expiration date. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions or accelerated share repurchases or other structured transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended November 23, 2025, no such plans or arrangements were adopted or terminated, including by modification.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

19.1	Lamb Weston Holdings, Inc. Insider Trading Policy

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMB WESTON HOLDINGS, INC.

	By:	/s/ BERNADETTE M. MADARIETA
BERNADETTE M. MADARIETA
Chief Financial Officer
(Principal Financial Officer)

Dated this 19th day of December, 2025