Form 10-Q
period 2026-02-22
Lamb Weston Holdings, Inc.
filed 2026-04-01
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 22, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 25, 2026, the Registrant had 138,072,803 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Net sales	$1,564.8	$1,520.5	$4,842.2	$4,775.5
Cost of sales	1,233.2	1,098.0	3,843.9	3,719.2
Gross profit	331.6	422.5	998.3	1,056.3
Selling, general and administrative expenses	156.8	164.2	481.4	492.8
Cost Savings Program and Restructuring expenses	48.2	9.6	94.6	84.2
Income from operations	126.6	248.7	422.3	479.3
Interest expense, net	45.0	47.3	133.0	135.8
Income before income taxes and equity method earnings	81.6	201.4	289.3	343.5
Income tax expense	30.3	57.5	114.2	121.7
Equity method investment earnings	2.7	2.1	5.3	15.5
Net income	$54.0	$146.0	$180.4	$237.3
Earnings per share:
Basic	$0.39	$1.03	$1.30	$1.66
Diluted	$0.39	$1.03	$1.29	$1.66
Weighted average common shares outstanding:
Basic	139.0	141.9	139.3	142.8
Diluted	139.3	142.4	139.6	143.2
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in millions)

	Thirteen weeks ended February 22, 2026			Thirteen weeks ended February 23, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$84.3	$(30.3)	$54.0	$203.5	$(57.5)	$146.0
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations loss	(0.2)	0.1	(0.1)	—	—	—
Unrealized currency translation gains (losses)	61.4	—	61.4	(0.8)	0.5	(0.3)
Other	—	—	—	(0.1)	—	(0.1)
Comprehensive income	$145.5	$(30.2)	$115.3	$202.6	$(57.0)	$145.6

	Thirty-Nine Weeks Ended February 22, 2026			Thirty-Nine Weeks Ended February 23, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$294.6	$(114.2)	$180.4	$359.0	$(121.7)	$237.3
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations gains (loss)	6.0	(0.9)	5.1	(0.2)	—	(0.2)
Unrealized currency translation gains (losses)	83.3	—	83.3	(62.0)	1.0	(61.0)
Other	—	—	—	(0.4)	0.1	(0.3)
Comprehensive income	$383.9	$(115.1)	$268.8	$296.4	$(120.6)	$175.8
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(unaudited, dollars in millions, except share data)

	February 22, 2026	May 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$57.5	$70.7
Receivables, net of allowances of $1.1 and $0.9	750.5	781.6
Inventories	1,093.6	1,035.4
Prepaid expenses and other current assets	158.3	145.0
Total current assets	2,059.9	2,032.7
Property, plant and equipment, net	3,652.6	3,687.9
Operating lease assets	116.8	113.2
Goodwill	1,135.0	1,090.2
Intangible assets, net	109.7	114.0
Other assets	319.5	354.6
Total assets	$7,393.5	$7,392.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$269.2	$370.8
Current portion of long-term debt and financing obligations	80.6	77.8
Accounts payable	599.7	616.4
Accrued liabilities	460.0	411.0
Total current liabilities	1,409.5	1,476.0
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,642.9	3,682.8
Deferred income taxes	272.8	253.5
Other noncurrent liabilities	241.2	242.6
Total long-term liabilities	4,156.9	4,178.9
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 152,108,953 and 151,390,267 shares issued	152.1	151.4
Treasury stock, at cost, 13,129,408 and 12,152,507 common shares	(897.5)	(838.0)
Additional distributed capital	(443.2)	(479.1)
Retained earnings	2,872.8	2,848.9
Accumulated other comprehensive income	142.9	54.5
Total stockholders’ equity	1,827.1	1,737.7
Total liabilities and stockholders’ equity	$7,393.5	$7,392.6
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share and per share data)

	Thirteen Weeks Ended February 22, 2026 and February 23, 2025
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at November 23, 2025	138,879,465	$152.0	$(897.4)	$(453.7)	$2,871.9	$81.6	$1,754.4
Dividends declared, $0.38 per share	—	—	—	—	(52.8)	—	(52.8)
Common stock issued	102,789	0.1	—	(0.1)	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	10.5	—	—	10.5
Repurchase of common stock and common stock withheld to cover taxes	(2,709)	—	(0.1)	—	—	—	(0.1)
Other	—	—	—	0.1	(0.3)	—	(0.2)
Comprehensive income	—	—	—	—	54.0	61.3	115.3
Balance at February 22, 2026	138,979,545	$152.1	$(897.5)	$(443.2)	$2,872.8	$142.9	$1,827.1

Balance at November 24, 2024	142,640,636	$151.3	$(634.4)	$(497.3)	$2,687.2	$(74.0)	$1,632.8
Dividends declared, $0.37 per share	—	—	—	—	(52.2)	—	(52.2)
Common stock issued	47,747	0.1	—	—	—	—	0.1
Stock-settled, stock-based compensation expense	—	—	—	9.1	—	—	9.1
Repurchase of common stock and common stock withheld to cover taxes	(1,573,827)	—	(100.9)	—	—	—	(100.9)
Other	—	—	(1.0)	—	0.1	—	(0.9)
Comprehensive income (loss)	—	—	—	—	146.0	(0.4)	145.6
Balance at February 23, 2025	141,114,556	$151.4	$(736.3)	$(488.2)	$2,781.1	$(74.4)	$1,633.6

	Thirty-Nine weeks ended February 22, 2026 and February 23, 2025
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 25, 2025	139,237,760	$151.4	$(838.0)	$(479.1)	$2,848.9	$54.5	$1,737.7
Dividends declared, $1.12 per share	—	—	—	—	(155.8)	—	(155.8)
Common stock issued	718,686	0.7	—	3.8	—	—	4.5
Stock-settled, stock-based compensation expense	—	—	—	30.6	—	—	30.6
Repurchase of common stock and common stock withheld to cover taxes	(976,901)	—	(59.2)	—	—	—	(59.2)
Other	—	—	(0.3)	1.5	(0.7)	—	0.5
Comprehensive income	—	—	—	—	180.4	88.4	268.8
Balance at February 22, 2026	138,979,545	$152.1	$(897.5)	$(443.2)	$2,872.8	$142.9	$1,827.1

Balance at May 26, 2024	143,666,656	$150.7	$(540.9)	$(508.9)	$2,699.8	$(12.9)	$1,787.8
Dividends declared, $1.09 per share	—	—	—	—	(155.1)	—	(155.1)
Common stock issued	622,311	0.7	—	(0.6)	—	—	0.1
Stock-settled, stock-based compensation expense	—	—	—	30.9	—	—	30.9
Repurchase of common stock and common stock withheld to cover taxes	(3,174,411)	—	(193.8)	—	—	—	(193.8)
Other	—	—	(1.6)	(9.6)	(0.9)	—	(12.1)
Comprehensive income (loss)	—	—	—	—	237.3	(61.5)	175.8
Balance at February 23, 2025	141,114,556	$151.4	$(736.3)	$(488.2)	$2,781.1	$(74.4)	$1,633.6
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025
Cash flows from operating activities
Net income	$180.4	$237.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	291.8	279.8
Stock-settled, stock-based compensation expense	30.6	31.0
Equity method investment (earnings) loss, net of distributions	(2.5)	10.1
Deferred income taxes	15.1	(3.1)
Cost Savings Program and Restructuring expenses	46.4	49.2
Blue chip swap transaction gains	—	(20.5)
Other	(8.0)	(10.3)
Changes in operating assets and liabilities:
Receivables	53.6	18.1
Inventories	(45.2)	(120.6)
Income taxes payable/receivable, net	(1.7)	(0.2)
Prepaid expenses and other current assets	(13.8)	(17.9)
Accounts payable	(8.1)	45.4
Accrued liabilities	57.0	(13.0)
Net cash provided by operating activities	$595.6	$485.3
Cash flows from investing activities
Additions to property, plant and equipment	(256.5)	(550.4)
Additions to other long-term assets	(0.1)	(33.2)
Proceeds from sale of property, plant and equipment	14.9	1.8
Proceeds from blue chip swap transactions, net of purchases	—	20.5
Other	3.7	2.3
Net cash used for investing activities	$(238.0)	$(559.0)
Cash flows from financing activities
Proceeds from short-term borrowings	753.8	1,286.9
Repayments of short-term borrowings	(862.6)	(1,124.7)
Proceeds from issuance of debt	—	525.3
Repayments of debt and financing obligations	(54.9)	(255.5)
Dividends paid	(154.7)	(154.7)
Repurchase of common stock and common stock withheld to cover taxes	(59.2)	(193.8)
Other	3.5	(14.1)
Net cash (used for) provided by financing activities	$(374.1)	$69.4
Effect of exchange rate changes on cash and cash equivalents	3.3	0.4
Net decrease in cash and cash equivalents	(13.2)	(3.9)
Cash and cash equivalents, beginning of period	70.7	71.4
Cash and cash equivalents, end of period	$57.5	$67.5
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston and its consolidated subsidiaries for the thirteen and thirty-nine weeks ended February 22, 2026 and February 23, 2025, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).
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

2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions, except per share amounts)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Numerator:
Net income	$54.0	$146.0	$180.4	$237.3

Denominator:
Basic weighted average common shares outstanding	139.0	141.9	139.3	142.8
Add: Dilutive effect of employee incentive plans (a)	0.3	0.5	0.3	0.4
Diluted weighted average common shares outstanding	139.3	142.4	139.6	143.2

Earnings per share:
Basic	$0.39	$1.03	$1.30	$1.66
Diluted	$0.39	$1.03	$1.29	$1.66
___________________________________________
(a)Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of February 22, 2026 and February 23, 2025, we excluded 5.3 million and 0.6 million, respectively, of shares of stock-based awards from the computation of diluted earnings per share because they would be antidilutive.
3. INCOME TAXES
Income tax expense for the periods presented were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Income before income taxes and equity method earnings	$81.6	$201.4	$289.3	$343.5
Equity method investment earnings	$2.7	$2.1	$5.3	$15.5
Income tax expense	$30.3	$57.5	$114.2	$121.7
Effective tax rate (a)	35.9%	28.3%	38.8%	33.9%
___________________________________________
(a)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.
Income Taxes Paid
Income taxes paid, net of refunds, were $100.9 million and $123.6 million during the thirty-nine weeks ended February 22, 2026 and February 23, 2025, respectively.

4. COST SAVINGS PROGRAM AND RESTRUCTURING
We announced a cost savings program (the “Cost Savings Program”) in July 2025 and a restructuring plan (the “Restructuring Plan”) in October 2024. During fiscal 2026, we also undertook additional restructuring actions, including the permanent closure of certain production facilities to improve asset utilization in our International segment, and completed sales of certain non-core assets as part of our Focus to Win strategy. The restructuring activities undertaken in connection with these initiatives, including the Cost Savings Program and Restructuring Plan, are referred to collectively as the “Plans”.
Amounts classified as “Cost Savings Program and Restructuring expenses” on our Consolidated Statement of Earnings for fiscal 2026 primarily relate to costs associated with the Cost Savings Program, restructuring activities related to facility closures to improve asset utilization, and net gains related to certain non-core asset sales. Expenses recorded in fiscal 2025 relate solely to the Restructuring Plan.
We expect to recognize approximately $20 million of charges during the remainder of fiscal 2026 and $25 million to $50 million in fiscal 2027 in connection with the Plans.
For the thirteen weeks ended February 22, 2026, we recorded $55.5 million of pre-tax charges, of which $9.0 million were cash and $46.5 million were non-cash. For the thirty-nine weeks ended February 22, 2026, we recorded $101.5 million of pre-tax charges, of which $55.1 million were cash and $46.4 million were non-cash. Costs associated with the Plans were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Cost Savings Program and Restructuring Plan expenses related to:
Retirement of assets and other plant charges (a)	$46.9	$7.2	$48.7	$53.0
Potato contract terminations (b)	—	(3.2)	—	61.5
Inventory write-off (b)	7.3	3.9	7.3	23.7
Employee-related costs (c)	6.1	0.7	15.1	16.9
Professional services and other	5.8	1.7	41.0	14.3
	66.1	10.3	112.1	169.4
Sale of non-core assets (a)	(10.6)	—	(10.6)	—
	$55.5	$10.3	$101.5	$169.4
___________________________________________
(a)Includes charges related to write-off of assets at permanently closed production facilities under the Plans, impairments of certain non-core assets, and plant charges. The gain on the sale of non-core assets was $1.4 million.
(b)Includes the cost of contracted raw potatoes that were not used due to curtailed production under the Restructuring Plan and the write-off of inventories, including spare parts, related to production curtailments under the Plans.
(c)Includes employee severance and other one-time termination benefits related to reductions in headcount.
The following amounts are included within the following financial statement captions in the Company’s Consolidated Statements of Earnings:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Cost Savings Program and Restructuring Plan expenses included in:
Cost of sales	$7.3	$0.7	$6.9	$76.2
Cost Savings Plan and Restructuring expenses	48.2	9.6	94.6	84.2
Equity method investment earnings	—	—	—	9.0
	$55.5	$10.3	$101.5	$169.4

Accruals remaining under the Plans are recorded as current liabilities within “Accounts payable” and “Accrued liabilities” in the accompanying Consolidated Balance Sheet at February 22, 2026. The following is a roll-forward of accrued restructuring liabilities related to the Plans:

(in millions)
Accrued restructuring liability, May 25, 2025	$21.5
Additions	65.7
Payments	(78.2)
Accrued restructuring liability, February 22, 2026	$9.0

5. INVENTORIES
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

(in millions)	February 22, 2026	May 25, 2025
Raw materials and packaging	$222.6	$171.5
Finished goods	751.4	755.7
Supplies and other	119.6	108.2
Inventories	$1,093.6	$1,035.4
6. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

(in millions)	February 22, 2026	May 25, 2025
Land and land improvements	$213.8	$191.6
Buildings, machinery and equipment	5,646.2	5,136.3
Furniture, fixtures, office equipment and other	148.6	161.9
Construction in progress	266.2	551.7
Property, plant and equipment, at cost	6,274.8	6,041.5
Less accumulated depreciation	(2,622.2)	(2,353.6)
Property, plant and equipment, net	$3,652.6	$3,687.9
At February 22, 2026 and May 25, 2025, purchases of property, plant and equipment included in accounts payable were $70.5 million and $85.4 million, respectively.

The table below presents a breakdown of depreciation and amortization between Cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) for the thirteen and thirty-nine weeks ended February 22, 2026 and February 23, 2025.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Depreciation - COS	$84.9	$83.9	$253.8	$242.0
Depreciation - SG&A	3.7	4.1	10.4	11.1
	$88.6	$88.0	$264.2	$253.1

Amortization	$8.2	$8.5	$24.1	$23.2
Interest capitalized within construction in progress for the thirteen weeks ended February 22, 2026 and February 23, 2025, was $2.1 million and $4.2 million, respectively; and $9.1 million and $19.1 million for the thirty-nine weeks ended February 22, 2026 and February 23, 2025, respectively.
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for the thirty-nine weeks ended February 22, 2026:

(in millions)	North America	International	Total
Balance at May 25, 2025	$753.2	$337.0	$1,090.2
Foreign currency translation adjustment	30.6	14.2	44.8
Balance at February 22, 2026	$783.8	$351.2	$1,135.0
Other identifiable intangible assets were as follows:

	February 22, 2026				May 25, 2025
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Non-amortizing intangible assets (a)	n/a	$18.0	$—	$18.0	n/a	$18.0	$—	$18.0
Amortizing intangible assets (b)	12	141.1	(49.4)	91.7	13	140.8	(44.8)	96.0
		$159.1	$(49.4)	$109.7		$158.8	$(44.8)	$114.0
___________________________________________
(a)Non-amortizing intangible assets represent brands and trademarks.
(b)Amortizing intangible assets are principally composed of licensing agreements, brands, and customer relationships. Foreign intangible assets are affected by foreign currency translation.
8. OTHER ASSETS
The components of other assets were as follows:

(in millions)	February 22, 2026	May 25, 2025
Capitalized software costs	$178.1	$208.7
Equity method investments	50.3	47.5
Property, plant and equipment deposits	26.7	30.3
Other	64.4	68.1
Other assets	$319.5	$354.6

9. ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	February 22, 2026	May 25, 2025
Compensation and benefits	$155.1	$104.5
Accrued trade promotions	98.6	88.2
Dividends payable to shareholders	52.8	51.7
Plant accruals	31.9	23.0
Taxes payable	29.1	37.3
Current portion of operating lease obligations	28.1	23.9
Accrued interest	23.4	36.3
Derivative liabilities and payables	2.0	7.0
Other	39.0	39.1
Accrued liabilities	$460.0	$411.0
10. DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

(in millions)	February 22, 2026		May 25, 2025
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
Revolving credit facility	$236.4	3.830%	$333.2	5.940%
Other credit facilities (a)	32.8		37.6
	269.2		370.8
Long-term debt:
Term A-3 loan facility, due January 2030 (b)	388.1	6.190	405.0	6.900
Term A-4 loan facility, due May 2029 (b)	300.6	6.690	312.8	6.630
Term A-5 loan facility, due September 2031 (b)	475.0	5.660	493.8	5.650
RMB loan facility, due February 2027 (c)	143.3	3.800	143.8	4.040
RMB loan facility, due September 2029	20.4	3.800	19.6	3.960
Euro term loan facility, due May 2029	235.7	3.420	227.2	4.510
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,733.1		3,772.2
Financing obligations:
Lease financing obligations due on various dates through 2040	4.4		5.2

Total debt and financing obligations	4,006.7		4,148.2
Debt issuance costs (d)	(14.0)		(16.8)
Short-term borrowings	(269.2)		(370.8)
Current portion of long-term debt and financing obligations	(80.6)		(77.8)
Long-term debt and financing obligations, excluding current portion	$3,642.9		$3,682.8
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
(c)The RMB loan facility matured on February 25, 2027.
(d)Excludes debt issuance costs of $3.2 million and $3.9 million as of February 22, 2026 and May 25, 2025, respectively, related to our revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.
As of February 22, 2026, we had $1,263.6 million of available liquidity under our revolving credit facility.
For the thirty-nine weeks ended February 22, 2026 and February 23, 2025, we paid $160.9 million and $167.2 million of interest on debt, respectively.
On January 30, 2026, we amended our term loan credit agreement with AgWest Farm Credit to remove adjustments to the Secured Overnight Financing Rate (SOFR).
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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of February 22, 2026
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$8.7	$—	$8.7
Derivative liabilities (a)	—	(2.0)	—	(2.0)
Deferred compensation liabilities (b)	—	(28.0)	—	(28.0)
Fair value, net	$—	$(21.3)	$—	$(21.3)

	As of May 25, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$10.2	$—	$10.2
Derivative liabilities (a)	—	(7.0)	—	(7.0)
Deferred compensation liabilities (b)	—	(27.0)	—	(27.0)
Fair value, net	$—	$(23.8)	$—	$(23.8)
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

As of February 22, 2026, we had $2,945.6 million of fixed-rate and $1,056.7 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $2,889 million as of February 22, 2026. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount and approximates current market prices.
12. STOCKHOLDERS’ EQUITY
Share Repurchase Program
Our Board of Directors (the “Board”) has authorized a program, with no expiration date, to repurchase up to $750.0 million of our common stock. This authorization is open ended and repurchases under this share repurchase program may be made through open market transactions or pursuant to repurchase plans administered in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(in millions, except share and per share data)	February 22, 2026	February 22, 2026
Common stock shares repurchased	—	804,882
Weighted average price per share	$—	$62.12
Total cost	$—	$50.0
Share repurchase plan, remaining authorized		$308.0
Subsequent to February 22, 2026, we repurchased 1,053,429 shares of common stock for an aggregate purchase price of $43.7 million as of March 30, 2026. As of that date, approximately $264 million remained authorized for repurchase under our share repurchase program.
Dividends
During the thirty-nine weeks ended February 22, 2026, we paid $154.7 million of cash dividends to our common stockholders. We also paid an additional $52.8 million cash dividend on February 27, 2026, to stockholders of record as of January 30, 2026. On March 31, 2026, the Board declared a cash dividend of $0.38 per share, payable on June 5, 2026, to stockholders of record on May 8, 2026.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income, net of taxes, as of February 22, 2026, were as follows:

(in millions)	Foreign Currency Translation Gain	Pension and Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income
Balance as of May 25, 2025	$58.9	$(4.6)	$0.2	$54.5
Other comprehensive income before reclassifications, net of tax	83.3	5.1	—	88.4
Net current-period other comprehensive income	83.3	5.1	—	88.4
Balance as of February 22, 2026	$142.2	$0.5	$0.2	$142.9
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

Our president and chief executive officer is our chief operating decision maker (the “CODM”). The CODM assesses the performance of our reportable segments and decides how to allocate resources based on segment adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The adjustments to EBITDA include unrealized mark-to-market derivative gains and losses (which are a component of both cost of sales and selling, general and administrative expenses), foreign currency exchange gains and losses (which are a component of selling, general and administrative expenses), blue chip swap transaction gains (which are a component of selling, general and administrative expenses), stock-based compensation expense (which is a component of selling, general and administrative expenses), and other items impacting comparability (which are a component of both cost of sales and selling, general and administrative expenses) that are described below (“Segment Adjusted EBITDA”).
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
The following table illustrates reportable segment net sales and Segment Adjusted EBITDA for the thirteen and thirty-nine weeks ended February 22, 2026 and February 23, 2025, respectively.

	Thirteen Weeks Ended
	February 22, 2026			February 23, 2025
(in millions)	North America	International	Total	North America	International	Total
Net sales	$1,035.0	$529.8	$1,564.8	$986.3	$534.2	$1,520.5
Other segment items (a)	745.2	511.3	1,256.5	683.7	440.1	1,123.8
Segment Adjusted EBITDA (b)	$289.8	$18.5	$308.3	$302.6	$94.1	$396.7

Unallocated corporate costs (c)			(36.6)			(23.7)
Depreciation and amortization (d)			98.9			98.5
Unrealized derivative gains			(11.0)			(5.9)
Foreign currency exchange (gains) losses			(11.5)			7.0
Blue chip swap gains (e)			—			(0.6)
Stock-based compensation			10.5			9.2
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses (f)			55.5			10.3
Shareholder activism expense (g)			—			3.7
Interest expense, net			45.0			47.3
Income before income taxes			84.3			203.5
Income tax expense			30.3			57.5
Net income			$54.0			$146.0
___________________________________________
(a)Other segment items include cost of sales; selling, general and administrative expenses; and equity method investment income or loss for each segment.
(b)Segment Adjusted EBITDA for the thirteen weeks ended February 23, 2025, included an approximately $9 million benefit ($7 million after-tax) related to a voluntary product withdrawal initiated in the fourth quarter of fiscal 2024. This includes an approximately $6 million benefit ($5 million after-tax) in net sales and an approximately $3 million benefit ($2 million after-tax) in cost of sales. North America included approximately $3 million of the total benefit and International included approximately $6 million of total benefit.
International Segment Adjusted EBITDA for the thirteen weeks ended February 22, 2026 included a net $32.5 million charge for the write-off of excess raw potatoes.
(c)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated corporate costs exclude unrealized derivative gains and losses, foreign currency exchange gains and losses, blue chip swap transaction gains, stock-based compensation expense, and other items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to net income.
(d)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization relating to equity method investments of $2.1 million and $2.0 million for the thirteen weeks ended February 22, 2026 and February 23, 2025, respectively.
(e)We entered into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding our capacity expansion in Argentina, which is now complete. The blue chip swap rate can diverge significantly from Argentina’s official exchange rate.
(f)Cost Savings Program, Restructuring Plan, and other expenses relate to costs incurred under the Plans. See Note 4, Cost Savings Program and Restructuring, of these Condensed Notes to Consolidated Financial Statements for additional information.
(g)Represents advisory fees related to shareholder activism matters.

	Thirty-Nine Weeks Ended
	February 22, 2026			February 23, 2025
(in millions)	North America	International	Total	North America	International	Total
Net sales	$3,189.1	$1,653.1	$4,842.2	$3,162.1	$1,613.4	$4,775.5
Other segment items (a)	2,351.5	1,550.2	3,901.7	2,312.3	1,419.3	3,731.6
Segment Adjusted EBITDA (b)	$837.6	$102.9	$940.5	$849.8	$194.1	$1,043.9

Unallocated corporate costs (c)			(81.0)			(77.3)
Depreciation and amortization (d)			294.8			282.4
Unrealized derivative gains			(3.8)			(11.8)
Foreign currency exchange (gains) losses			(9.4)			17.2
Blue chip swap gains (e)			—			(20.5)
Stock-based compensation			30.6			31.0
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses (f)			101.5			169.4
Shareholder activism expense (g)			4.0			4.1
Pension settlement (h)			14.2			—
Interest expense, net			133.0			135.8
Income before income taxes			294.6			359.0
Income tax expense			114.2			121.7
Net income			$180.4			$237.3
___________________________________________
(a)Other segment items include cost of sales; selling, general and administrative expenses; and equity method investment income or loss for each segment.
(b)Segment Adjusted EBITDA for the thirty-nine weeks ended February 23, 2025, includes an estimated $31 million charge ($24 million after-tax) related to the voluntary product withdrawal that was initiated in the fourth quarter of fiscal 2024. This includes an approximately $9 million loss ($7 million after-tax) in net sales and an approximately $22 million charge ($17 million after-tax) in cost of sales. The total charge to reporting segments was approximately $19 million to the North America segment and approximately $12 million to the International segment.
International Segment Adjusted EBITDA for the thirty-nine weeks ended February 22, 2026 included a net $45.6 million charge for the write-off of excess raw potatoes.
(c)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated corporate costs exclude unrealized derivative gains and losses, foreign currency exchange gains and losses, blue chip swap transaction gains, stock-based compensation expense, and other items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to net income.

(d)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization relating to equity method investments of $6.5 million and $6.1 million for the thirty-nine weeks ended February 22, 2026 and February 23, 2025, respectively.
(e)We entered into blue chip swap transactions to transfer U.S. dollars into Argentina primarily related to funding our capacity expansion in Argentina, which is now complete. The blue chip swap rate can diverge significantly from Argentina’s official exchange rate.
(f)Cost Savings Program, Restructuring Plan, and other expenses relate to costs incurred under the Plans. See Note 4, Cost Savings Program and Restructuring, of these Condensed Notes to Consolidated Financial Statements for additional information.
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
Legal Proceedings
In June 2024, two putative class actions were filed in the U.S. District Court for the District of Idaho against the Company and certain of our current and former executive officers alleging violations of the federal securities laws. The lawsuits were consolidated in November 2024. The amended consolidated complaint alleges the defendants made misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system and the Company’s pricing practices. The complaint asserts claims on behalf of a proposed class of purchasers of the Company’s common stock between July 25, 2023 and December 19, 2024. On April 25, 2025, defendants filed a motion to dismiss. Briefing is complete and the motion remains pending. In June 2025, a purported Company stockholder filed a verified stockholder derivative complaint (nominally on behalf of the Company) against certain of our current and former directors and officers, alleging violations of the federal securities laws and breach of fiduciary duty stemming from the same or similar purported misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system as the putative class actions. The derivative lawsuit has been stayed pending resolution of the motion to dismiss in the securities class action. We believe the lawsuits lack merit and intend to vigorously defend against the allegations. We are currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.
In November 2024, a class action complaint was filed in the U.S. District Court for the Northern District of Illinois against the Company, certain of our subsidiaries and a number of other producers of frozen potato products alleging violations of antitrust laws. Additional class action complaints were later filed in the same court, based on similar allegations, bringing antitrust claims on behalf of putative classes of direct purchasers, commercial and institutional indirect purchasers, and end-consumer indirect purchasers. Some complaints named additional defendants. The complaints were ordered to be consolidated and amended. On October 6, 2025, plaintiffs filed three consolidated complaints on behalf of their putative classes, asserting amended claims against the Company, certain of our subsidiaries, other producers of frozen potato products, and a data provider. The consolidated complaints allege, among other things, that beginning at least as early as January 1, 2021, the defendants conspired to raise the price of frozen potato products above competitive levels in violation of U.S. antitrust laws by coordinating prices of frozen potato products and imposing lockstep price increases, allegedly facilitated by the exchange of non-public information about prices and production. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, and consumer protection statutes. The relief sought in the complaints includes treble damages, injunctive relief, equitable monetary relief, pre- and post-judgment interest, costs and attorneys’ fees. On December 5, 2025, defendants filed a motion to dismiss. Briefing is complete and the motion remains pending. Class actions based on similar allegations have also been filed in Canada, in the Supreme Court of British Columbia and the Superior Court of Quebec. On December 15, 2025, the Superior Court of Quebec terminated the Quebec action due to lack of service. We believe these complaints lack merit and intend to vigorously defend against the allegations. We are currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

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
Forward-Looking Statements
This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “expect,” “improve,” “intend,” “continue,” “execute,” “strengthen,” “drive,” “support,” “grow,” “reduce,” “advance,” “impact,” “focus,” “manage,” “mitigate,” “believe,” “anticipate,” “will,” “may,” “estimate,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans and strategies and anticipated benefits therefrom, including with respect to the Cost Savings Program and Restructuring Plan, anticipated capital expenditures, investments, and other costs, cash flows, liquidity, dividends, anticipated conditions in our industry and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: consumer preferences, including restaurant traffic in North America and our international markets, and an uncertain general economic environment, including as a result of tariffs and other trade policies, inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including as a result of impacts on the demand and prices for our products; the competitive environment and related conditions in the markets in which we operate; the availability and prices of raw materials and other commodities; operational challenges; our ability to successfully implement the Cost Savings Program, the Restructuring Plan or other cost savings or efficiency initiatives, including achieving the expected benefits of those activities and possible changes in the size and timing of related charges; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security, as well as difficulties, disruptions or delays in implementing new technology; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies, including our Focus to Win plan; our ability to execute on large capital projects, including construction of new production lines or facilities; political and economic conditions in the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the wars in Ukraine and the Middle East and the possible related heightening of our other known risks; the ultimate outcome of litigation or any product recalls or withdrawals; changes in our relationships with our growers or significant customers; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with integrating acquired businesses; risks associated with other possible acquisitions; our debt levels; actions of governments and regulatory factors affecting our businesses; our ability to pay regular quarterly cash dividends or otherwise return capital to shareholders and the amounts and timing of any future dividends or other shareholder returns; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.
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
Executive Summary

Our results for the third quarter of fiscal 2026 reflect continued momentum in our North America segment and ongoing execution of our strategic priorities, partially offset by volume declines in our International segment. Total Company volume increased 7% in the quarter and 6% through the first three quarters of fiscal 2026, supported by share gains and strong customer retention.

In the U.S., quick service restaurant (“QSR”) traffic turned positive for the first time since late fiscal 2024, increasing 1% during the quarter. Within the quarter, QSR burger traffic returned to growth in February, although it declined 1% for the full period. QSR chicken continued to be a strong contributor with sustained growth. These trends, coupled with execution across sales, operations, and supply chain, contributed to solid performance within the North America segment.

During the quarter, we continued to advance our cost savings and productivity initiatives and expect to exceed our cost reduction target of at least $250 million by fiscal year-end 2028. This program has provided us greater flexibility to strategically support customers through price and trade investments while continuing to strengthen our cost structure.

Segment Adjusted EBITDA declined compared to the prior year quarter, primarily driven by unfavorable price/mix, a net $32.5 million write-off of excess raw potatoes within our International segment, and higher fixed-cost absorption associated with lower utilization of international production facilities. To improve asset utilization and reduce operating costs, we closed our Munro, Argentina facility in the third quarter and consolidated production into our modern Mar del Plata facility. We also began the temporary curtailment of a production line in the Netherlands early in the fourth quarter of fiscal 2026.

The external operating environment remains dynamic. The escalating conflict in the Middle East has contributed to volatility in sales volumes in the region, as well as increased variability in certain commodity and transportation markets. While these impacts were small in the third quarter, we expect the conflict to have a more meaningful impact on our fourth‑quarter results, particularly in our International segment. We continue to focus on operational execution and on managing the factors within our control to mitigate the effects of these disruptions.

We ended the quarter with a strong balance sheet. Although we did not repurchase shares during the third quarter due to trading restrictions, we implemented a Rule 10b5‑1 trading plan following the end of the restrictions to facilitate future purchases. As of March 30, 2026, we have repurchased 1,053,429 shares of common stock under our share repurchase program for an aggregate purchase price of approximately $44 million.

Results of Operations
Thirteen Weeks Ended February 22, 2026 compared to Thirteen Weeks Ended February 23, 2025
Net Sales and Segment Adjusted EBITDA

	Thirteen Weeks Ended
(in millions, except percentages)	February 22, 2026	February 23, 2025	% Increase (Decrease)	% Increase (Decrease) at Constant Currency
Segment net sales
North America	$1,035.0	$986.3	5%	5%
International	529.8	534.2	(1)%	(9)%
	$1,564.8	$1,520.5	3%	—%

Segment Adjusted EBITDA (1)
North America	$289.8	$302.6	(4)%
International	18.5	94.1	(80)%
(1) Foreign currency translation had a minimal impact on overall Segment Adjusted EBITDA for the periods presented, as we mitigate exposure by purchasing goods and services in local currency where practical.
Net Sales
Net sales for the third quarter of fiscal 2026 increased $44.3 million to $1,564.8 million compared to the prior year quarter, including a favorable foreign currency impact of $47.4 million. Net sales at constant currency was essentially flat over the prior year quarter, as a 7% increase in volume was offset by a 7% decline in price/mix. Net sales and price/mix at constant currency are calculated by translating financial data for the current year period at prior year average exchange rates. Volume growth was driven by North America customer wins, share gains and strong retention. The decline in price/mix reflects continued price and trade support for customers and consumer shifts toward value-oriented channels and brands, including increased sales to chain customers, which generally carry lower pricing. The International segment also experienced softer demand in key international markets given competitive industry dynamics, notably in EMEA.
North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, increased $48.7 million, or 5%, to $1,035.0 million. Volume increased 12% compared to the prior year quarter driven by customer contract wins, share gains and growth. Price/mix declined 7%, reflecting continued price and trade support for customers and a mix shift toward faster-growing chain customers and private-label products, which generally carry lower margins than other channels.
International segment net sales, which includes all sales to customers outside of North America, declined $4.4 million, or 1%, to $529.8 million over the prior year quarter, including a favorable foreign currency impact of $43.7 million. Net sales at constant currency declined 9%, or $48.1 million compared to the prior year quarter. Volume declined 2%, driven by softer demand in key international markets, notably in EMEA. Price/mix at constant currency declined 7%, primarily reflecting ongoing price and trade to support customers and, to a lesser extent, an unfavorable mix that favors lower margin geographies and products.
Gross Profit
Gross profit declined $90.9 million versus the prior year quarter to $331.6 million. Adjusted Gross Profit declined $92.9 million versus the prior year quarter to $327.5 million, primarily reflecting unfavorable global price/mix, as well as a net $32.5 million pre-tax charge related to the write-off of excess raw potatoes in the International segment due to lower than planned sales volumes in a competitive market environment. Total manufacturing cost per pound increased, which reflected the raw potato write-off, increased fixed factory burden costs associated with underutilized international production facilities and inflationary pressures across key input categories globally. These higher costs were partially offset by benefits from cost savings initiatives as well as improved operating efficiencies in our North America segment.

Selling, General and Administrative Expenses
SG&A declined $7.4 million versus the prior year quarter to $156.8 million. Adjusted SG&A increased $9.4 million versus the prior year quarter to $157.4 million, primarily driven by higher compensation and benefit accruals and $12.7 million write-off of capitalized costs associated with certain projects no longer under development. These costs were partially offset by the benefit of ongoing cost savings initiatives.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income declined $92.0 million from the prior year quarter to $54.0 million.
Adjusted EBITDA declined $101.3 million versus the prior year quarter to $271.7 million, reflecting lower Adjusted Gross Profit and higher Adjusted SG&A.
North America Segment Adjusted EBITDA declined $12.8 million to $289.8 million compared to the prior year quarter. Higher volumes, lower manufacturing costs per pound, and lower Adjusted SG&A, reflecting cost savings initiatives and improved operating efficiencies, were more than offset by continued price and trade support for customers and an unfavorable mix.
International Segment Adjusted EBITDA declined $75.6 million to $18.5 million compared to the prior year quarter. The decrease was primarily attributable to lower sales, higher manufacturing costs per pound, including a net $32.5 million pre-tax charge for the write-off of excess raw potatoes due to lower than planned sales volumes, and increased fixed factory burden costs associated with underutilization of international production facilities. The higher manufacturing costs were partially offset by benefits from cost savings initiatives.
To improve utilization and respond to the challenging operating environment in the International segment, we closed our Munro, Argentina plant during the third quarter and consolidated Latin America production into our new, modern facility in Mar del Plata, Argentina. As previously announced, we also temporarily curtailed a production line in the Netherlands beginning early in the fourth fiscal quarter of 2026.
Interest Expense, Net
Interest expense, net declined $2.3 million, versus the prior year quarter, to $45.0 million, driven by lower borrowings on our revolving credit facility, partially offset by a reduced benefit from capitalized interest.
Income Tax Expense
Income tax expense for the third quarter of fiscal 2026 and 2025 was $30.3 million and $57.5 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 35.9% and 28.3% in the third quarter of fiscal 2026 and 2025, respectively. The effective tax rate for our current quarter reflects the impacts of comparability items, most notably the expenses related to our Cost Savings Program and Restructuring Plan, as discussed in more detail in the Reconciliations of Non-GAAP Financial Measures. Excluding the impact of these items, the Company’s effective tax rate was 21.8% for the third quarter of fiscal 2026, versus 28.1% for the prior year quarter. Compared to the third quarter of fiscal 2025, the effective tax rate excluding the impact of these items is lower primarily due to having a smaller proportion of losses with no expected tax benefits in certain jurisdictions.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were $2.7 million and $2.1 million for the third quarter of fiscal 2026 and 2025, respectively. The increase of $0.6 million in earnings was primarily the result of higher volumes and gross margin, partially offset by an unfavorable mix of sales. The results for the current and prior year quarters reflect earnings associated with our 50% interest in Lamb Weston/RDO Frozen, an unconsolidated potato processing joint venture in Minnesota.

Thirty-Nine Weeks Ended February 22, 2026 compared to Thirty-Nine Weeks Ended February 23, 2025
Net Sales and Segment Adjusted EBITDA

	Thirty-Nine Weeks Ended
(in millions, except percentages)	February 22, 2026	February 23, 2025	% Increase (Decrease)	% Increase (Decrease) at Constant Currency
Segment net sales
North America	$3,189.1	$3,162.1	1%	1%
International	1,653.1	1,613.4	2%	(3)%
	$4,842.2	$4,775.5	1%	(1)%

Segment Adjusted EBITDA (1)
North America	$837.6	$849.8	(1)%
International	102.9	194.1	(47)%
(1) Foreign currency translation had a minimal impact on overall Segment Adjusted EBITDA for the periods presented, as we mitigate exposure by purchasing goods and services in local currency where practical.
Net Sales
Net sales for the first three quarters of fiscal 2026 increased $66.7 million to $4,842.2 million compared to the prior year, including a favorable foreign currency impact of $95.4 million. Net sales at constant currency declined 1% over the first three quarters of fiscal 2025, as a 6% increase in volume was more than offset by a 7% decline in price/mix. Volume growth was driven by customer wins, share gains, and retention, particularly in North America, China, and Asia Pacific. Price/mix reflects continued price and trade support for our customers and consumer shifts toward value-oriented channels and brands, including increased sales to chain customers, which generally carry lower pricing.
North America segment net sales for the first three quarters of fiscal 2026, which includes all sales to customers in the U.S., Canada, and Mexico, increased $27.0 million, or 1%, to $3,189.1 million. Volume increased 8% compared to the first three quarters of the prior year supported by recent customer contract wins, share gains and growth. In response, we restarted curtailed North American production lines. Price/mix declined 7%, reflecting continued price and trade support for customers and a mix shift toward faster-growing chain customers and private-label products, which generally carry lower pricing than other channels.
International segment net sales for the first three quarters of fiscal 2026, which includes all sales to customers outside of North America, increased $39.7 million, or 2%, to $1,653.1 million year-over-year, including a favorable $90.7 million from foreign currency translation. Net sales at constant currency declined 3%, or $51.0 million. Volume increased 4%, driven by growth in China, Asia Pacific, and Latin America. Price/mix at constant currency declined 7%, reflecting ongoing price and trade to support customers and an unfavorable mix that favors lowered priced geographies and products.
Gross Profit
Gross profit declined $58.0 million versus the first three quarters of fiscal 2025 to $998.3 million. Adjusted Gross Profit declined $122.7 million versus the prior year to $994.3 million primarily reflecting unfavorable global price/mix, as well as a net $45.6 million pre-tax charge related to the write-offs of excess raw potatoes in our International segment due to lower than planned sales volumes. Total manufacturing costs per pound were relatively flat despite higher input costs and fixed factory burden. Results also include costs associated with the start-up of our new production facility in Argentina. These impacts were mostly offset by higher volumes, lower raw potato prices, and savings from our cost reduction initiatives, which delivered improved operational efficiencies.
Selling, General and Administrative Expenses
SG&A declined $11.4 million versus the first three quarters of fiscal 2025 to $481.4 million. Adjusted SG&A declined $22.4 million versus the prior year to $434.9 million, reflecting benefits of ongoing cost savings initiatives, partially offset by higher compensation and benefit accruals and $18.6 million for write-offs of capitalized costs associated with certain projects no longer under development.

Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income declined $56.9 million from the first three quarters of fiscal 2025 to $180.4 million.
Adjusted EBITDA declined $107.1 million versus the first three quarters of fiscal 2025 to $859.5 million. Lower Adjusted SG&A was more than offset by lower Adjusted Gross Profit and lower Adjusted Equity Method Investment Earnings.
North America Segment Adjusted EBITDA declined $12.2 million to $837.6 million in the first three quarters of fiscal 2026 compared to the same period in fiscal 2025. Higher sales volumes, along with lower manufacturing costs per pound and reduced Adjusted SG&A, both supported by cost savings initiatives, were more than offset by price and trade support provided to customers and unfavorable mix.
International Segment Adjusted EBITDA declined $91.2 million to $102.9 million. The decrease primarily reflects unfavorable price/mix and higher manufacturing costs per pound, driven by a net $45.6 million charge related to the write-offs of excess raw potatoes, lower utilization of our international production facilities, and start-up expenses for our new plant in Argentina. These higher manufacturing costs were partially offset by benefits from cost savings initiatives.
Interest Expense, Net
Interest expense, net declined $2.8 million, versus the first three quarters of fiscal 2025, to $133.0 million, reflecting the impact of lower total debt outstanding primarily driven by lower borrowings under our revolving credit facility, partially offset by a decline in the benefit from capitalized interest as our capacity expansion projects were completed in the first half of fiscal 2026.
Income Tax Expense
Income tax expense for the first three quarters of fiscal 2026 was $114.2 million compared to $121.7 million in the prior year period. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 38.8% and 33.9% for the first three quarters of fiscal 2026 and 2025, respectively. Both periods reflect the impact of items outlined in the Reconciliations of Non-GAAP Financial Measures.
In the first three quarters of fiscal 2026 and 2025, we recorded $7.1 million and $18.2 million of discrete tax expense, respectively, primarily related to the establishment of a full valuation allowance against certain international deferred tax assets. Excluding these items, the effective tax rate was 28.9% in the first three quarters of fiscal 2026, versus 27.0% in the prior year period.
The enactment of the One Big Beautiful Bill Act (“OBBBA”) in July 2025 introduced a wide range of tax policy changes. Key provisions include the extension of select elements of the Tax Cuts and Jobs Act, updates to the international tax framework, and the reinstatement of favorable treatment for certain business-related deductions. Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. In the first three quarters of fiscal 2026, the impacts did not have a material effect on the tax rate. For the full year, we do anticipate a favorable cash tax timing benefit related to OBBBA.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were earnings of $5.3 million and $15.5 million for the first three quarters of fiscal 2026 and 2025, respectively. Adjusted Equity Method Investment Earnings was $5.3 million and $24.5 million for the first three quarters of fiscal 2026 and 2025, respectively. The decline of $19.2 million in earnings was primarily the result of lower gross profit, due primarily to lower sales volume and unfavorable price/mix. The results for the current and prior year reflect earnings associated with our 50% interest in Lamb Weston/RDO Frozen.

Liquidity and Capital Resources
Sources and Uses of Cash
As of February 22, 2026, we had $57.5 million of cash and cash equivalents, with $1,263.6 million additional amounts available for borrowing under our revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for at least the next 12 months. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our revolving credit facility, are our primary sources of liquidity for funding our business requirements. Our funding requirements include capital expenditures, working capital requirements, and shareholder returns, including cash dividends and repurchases under our share repurchase program.
Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirty-Nine Weeks Ended
(in millions)	February 22, 2026	February 23, 2025
Net cash flows provided by (used for):
Operating activities	$595.6	$485.3
Investing activities	(238.0)	(559.0)
Financing activities	(374.1)	69.4
	(16.5)	(4.3)
Effect of exchange rate changes on cash and cash equivalents	3.3	0.4
Net decrease in cash and cash equivalents	(13.2)	(3.9)
Cash and cash equivalents, beginning of period	70.7	71.4
Cash and cash equivalents, end of period	$57.5	$67.5
Operating Activities
Compared with the first three quarters of fiscal 2025, cash provided by operating activities increased $110.3 million to $595.6 million. The increase largely relates to $130.0 million of favorable changes in working capital, led by lower inventories in North America and timing of collections for trade receivables, partially offset by a $19.7 million decrease in net income, adjusted for non-cash items.
Investing Activities
Investing activities used $238.0 million of cash in the first three quarters of fiscal 2026, compared with $559.0 million in the first three quarters of fiscal 2025. Expenditures in the first three quarters of fiscal 2026 primarily related to our investments to expand our french fry capacity in Argentina and other production facility modernization efforts. Expenditures in the first three quarters of fiscal 2025 primarily related to our investments to expand our french fry capacity in the Netherlands, the U.S., and Argentina. The expansion in the U.S. was completed during the fourth quarter of fiscal 2024, the expansion in the Netherlands was completed during the second quarter of fiscal 2025, and the expansion in Argentina was completed in the first quarter of fiscal 2026. In addition, we had $14.9 million of proceeds from the sale of property, plant and equipment in the first three quarters of fiscal 2026, an increase of $13.1 million over the first three quarters of fiscal 2025. The prior year also included $20.5 million of gains from Argentina blue chip swap transactions.
Financing Activities
During the first three quarters of fiscal 2026, we made net payments of $108.8 million, reflecting amounts outstanding under our revolving credit facilities. We paid $154.7 million in cash dividends to stockholders, used $59.2 million of cash to repurchase 804,882 shares of our common stock at an average purchase price of $62.12 per share, and withheld 172,019 shares from employees to cover income and payroll taxes on vested equity awards. We also repaid $54.9 million of debt and financing obligations.

During the first three quarters of fiscal 2025, we had net proceeds of $162.2 million under our revolving credit facility and $525.3 million under new long-term debt facilities, which primarily included our $500 million Term A-5 loan facility. The funds from the Term A-5 loan facility were used primarily to repay all amounts outstanding under our then existing Term A-1 loan facility and outstanding borrowings under our revolving credit facility. We used $193.8 million of cash to repurchase 2,972,221 shares of our common stock at an average price of $61.23 per share and withheld 202,190 shares from employees to cover income and payroll taxes on vested equity awards. In addition, we paid $154.7 million in cash dividends to common stockholders.
For more information about our debt, see Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At February 22, 2026, we were in compliance with the financial covenant ratios and other covenants contained in our debt agreements.
Obligations and Commitments
There have been no material changes to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

See Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for more information.
Non-GAAP Financial Measures
To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, Adjusted Income Tax Expense, and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure. We also present net sales and price/mix growth at constant currency, which provide information on the percentage change in net sales and price/mix growth, respectively, as if foreign currency exchange rates had remained constant between current and prior year periods. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding impacts of foreign currency exchange translation and unrealized mark-to-market derivative gains and losses and other items affecting comparability between periods; (ii) permit investors to view our operating and financial performance using the same tools that management uses to evaluate performance across periods and to make budgeting, operating, and strategic decisions; and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our operating and financial performance. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with their most directly comparable GAAP financial measure and corresponding reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.
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

The following table reconciles net income to Adjusted EBITDA:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)		February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Net income	(a)	$54.0	$146.0	$180.4	$237.3
Interest expense, net		45.0	47.3	133.0	135.8
Income tax expense		30.3	57.5	114.2	121.7
Income from operations including equity method investment earnings		129.3	250.8	427.6	494.8
Depreciation and amortization	(b)	98.9	98.5	294.8	282.4
Unrealized derivative gains		(11.0)	(5.9)	(3.8)	(11.8)
Foreign currency exchange (gains) losses		(11.5)	7.0	(9.4)	17.2
Blue chip swap transaction gains	(c)	—	(0.6)	—	(20.5)
Stock-based compensation		10.5	9.2	30.6	31.0
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses	(d)	55.5	10.3	101.5	169.4
Shareholder activism expense	(e)	—	3.7	4.0	4.1
Pension settlement	(f)	—	—	14.2	—
Adjusted EBITDA	(g)	$271.7	$373.0	$859.5	$966.6
___________________________________________
(a)Net income during the thirteen weeks ended February 23, 2025, included an approximately $9 million ($7 million after-tax, or $0.05 per share) benefit related to the previously announced voluntary product withdrawal initiated in the fourth quarter of fiscal 2024. This includes an approximately $6 million benefit ($5 million after-tax, or $0.03 per share) in net sales and an approximately $3 million benefit ($2 million after-tax, or $0.02 per share) in cost of sales. The total benefit was allocated to the reporting segments as follows: $3 million to North America and $6 million to International.
Net income during the thirty-nine weeks ended February 23, 2025, included an approximately $31 million charge ($23 million after-tax, or $0.16 per share) related to the previously announced voluntary product withdrawal. This includes an approximately $9 million loss ($7 million after-tax, or $0.05 per share) in net sales and an approximately $22 million charge ($17 million after-tax, or $0.12 per share) in cost of sales. The total charge was allocated to the reporting segments as follows: $19 million to North America and $12 million to International.
(b)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $2.1 million and $2.0 million for the thirteen weeks ended February 22, 2026 and February 23, 2025, respectively, and $6.5 million and $6.1 million for the thirty-nine weeks ended February 22, 2026 and February 23, 2025, respectively.
(c)We entered into blue chip swap transactions to transfer U.S. dollars into Argentina primarily in connection with funding our capacity expansion in Argentina. The blue chip swap rate can diverge significantly from Argentina’s official exchange rate.
(d)For more information about the Cost Savings Program and Restructuring Plan, see Footnote 4, Cost Savings Program and Restructuring, in the Condensed Notes to Consolidated Financial Statements (unaudited), within “Part I, Item I. Financial Statements” of this Form 10-Q.
(e)Represents advisory fees related to shareholder activism matters.
(f)Pension settlement charges of $14.2 million ($11.0 million after-tax, or $0.08 per share) for the thirty-nine weeks ended February 22, 2026. These charges were used to fully fund the Company’s defined benefit pension plan, enabling lump sum payments to participants and transferring the remaining obligations and related plan assets to an insurer through a group annuity contract.
(g)Adjusted EBITDA included a net $32.5 million and $45.6 million charge for the write-off of excess raw potatoes for the thirteen and thirty-nine weeks ended February 22, 2026, respectively.

The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, and Income Tax Expense (Benefit) to Adjusted Income Tax Expense for the thirteen weeks ended February 22, 2026 and February 23, 2025.

	For the Thirteen Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
(in millions)	Gross Profit		Selling, General and Administrative		Income Tax Expense (Benefit)
As reported	$331.6	$422.5	$156.8	$164.2	$30.3	$57.5
Unrealized derivative gains and losses	(11.4)	(2.8)	(0.4)	3.1	(2.7)	(1.3)
Foreign currency exchange gains (losses)	—	—	11.5	(7.0)	(2.9)	2.0
Blue chip swap transaction gains	—	—	—	0.6	—	(0.2)
Stock-based compensation	—	—	(10.5)	(9.2)	1.8	1.4
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses	7.3	0.7	—	—	1.3	2.6
Shareholder activism expense	—	—	—	(3.7)	—	0.8
Total adjustments	(4.1)	(2.1)	0.6	(16.2)	(2.5)	5.3
Adjusted	$327.5	$420.4	$157.4	$148.0	$27.8	$62.8
The following table reconciles net sales to net sales at constant currency for the thirteen weeks ended February 22, 2026.

(in millions)	Net Sales	Currency	Net Sales at Constant Currency
Thirteen Weeks Ended February 22, 2026
North America	$1,035.0	$(3.7)	$1,031.3
International	529.8	(43.7)	486.1
	$1,564.8	$(47.4)	$1,517.4

The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, Income Tax Expense (Benefit) to Adjusted Income Tax Expense and Equity Method Investment Earnings to Adjusted Equity Method Investment Earnings for the thirty-nine weeks ended February 22, 2026 and February 23, 2025.

	For the Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
(in millions)	Gross Profit		Selling, General and Administrative		Income Tax Expense (Benefit)		Equity Method Investment Earnings
As reported	$998.3	$1,056.3	$481.4	$492.8	$114.2	$121.7	$5.3	$15.5
Unrealized derivative gains and losses	(10.9)	(15.5)	(7.1)	(3.7)	(0.8)	(2.9)	—	—
Foreign currency exchange gains (losses)	—	—	9.4	(17.2)	(2.8)	4.6	—	—
Blue chip swap transaction gains	—	—	—	20.5	—	(0.8)	—	—
Stock-based compensation	—	—	(30.6)	(31.0)	5.0	4.8	—	—
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses	6.9	76.2	—	—	12.3	38.1	—	9.0
Shareholder activism expense	—	—	(4.0)	(4.1)	0.9	0.9	—	—
Pension settlement	—	—	(14.2)	—	3.2	—	—	—
Total adjustments	(4.0)	60.7	(46.5)	(35.5)	17.8	44.7	—	9.0
Adjusted	$994.3	$1,117.0	$434.9	$457.3	$132.0	$166.4	$5.3	$24.5
The following table reconciles net sales to net sales at constant currency for the thirty-nine weeks ended February 22, 2026.

(in millions)	Net Sales	Currency	Net Sales at Constant Currency
Thirty-Nine Weeks Ended February 22, 2026
North America	$3,189.1	$(4.7)	$3,184.4
International	1,653.1	(90.7)	1,562.4
	$4,842.2	$(95.4)	$4,746.8
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.
Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the third quarter of fiscal 2026.
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

Since late February 2026, disruptions to shipping routes and heightened geopolitical tensions have contributed to increased volatility in global commodity and transportation markets. While the duration of the conflict in the Middle East remains uncertain, prolonged instability could raise input and logistics costs and affect related demand in certain markets. We believe our hedging program and pricing actions with customers help offset a portion of the inflationary and supply-chain pressures. We continue to assess the related commodity price risk as it relates to the ongoing conflict in the Middle East.
There have been no other material changes to our market risk during the thirty-nine weeks ended February 22, 2026. For additional information, refer to “Item 1A. Risk Factors—Business and Operating Risks” and “Item 7A, Quantitative and Qualitative Disclosures about Market Risk”, in the Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 22, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended February 22, 2026, and determined that there were no changes in our internal control over financial reporting during the quarter ended February 22, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended February 22, 2026, were as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
November 24, 2025 through December 21, 2025	330	$28.40	—	$308
December 22, 2025 through January 18, 2026	1,074	$53.06	—	$308
January 19, 2026 through February 22, 2026	1,305	$47.53	—	$308
Total	2,709
___________________________________________
(a)Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 19, 2024, we announced that the Board of Directors (the “Board”) increased our total share repurchase authorization under our existing $500 million share repurchase program by $250 million to an aggregate amount of $750 million. As of February 22, 2026, approximately $308 million remained authorized and available for repurchase under the program. The program has no expiration date. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions or accelerated share repurchases or other structured transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended February 22, 2026, no such plans or arrangements were adopted or terminated, including by modification.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of January 30, 2026, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent

10.2
Letter Agreement, dated as of January 31, 2026, between Lamb Weston Holdings, Inc. and Jan Craps, incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2026 (File No. 001-37830)

10.3
Letter Agreement, dated as of January 16, 2026, between Lamb Weston Holdings, Inc. and James D. Gray, incorporated by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2026 (File No. 001-37830)

10.4
Lamb Weston Holdings, Inc. 2026 Inducement Stock Plan, incorporated by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2026 (File No. 001-37830)

10.5	Form of Lamb Weston Holdings, Inc. Supplemental Incentive Program Restricted Stock Unit Agreement

10.6	Form of Lamb Weston Holdings, Inc. Supplemental Incentive Program Nonqualified Stock Option Agreement

10.7	Form of Lamb Weston Holdings, Inc. Executive Chair Nonqualified Stock Option Agreement

10.8	Form of Lamb Weston Holdings, Inc. Executive Chair Restricted Stock Unit Agreement

10.9	Form of Lamb Weston Holdings, Inc. Executive Chair Supplemental Incentive Program Restricted Stock Unit Agreement

10.10	Form of Lamb Weston Holdings, Inc. Executive Chair Supplemental Incentive Program Nonqualified Stock Option Agreement

10.11
Transition and Separation Agreement, dated as of February 19, 2026, between Lamb Weston Holdings, Inc. and Bernadette M. Madarieta, incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on February 20, 2026 (File No. 001-37830)

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

Dated this 1st day of April, 2026