Form 10-K
period 2026-05-31
Lamb Weston Holdings, Inc.
filed 2026-07-24
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock of Lamb Weston Holdings, Inc. held by non-affiliates as of November 21, 2025 (the last trading day of the registrant's most recently completed second fiscal quarter) was approximately $8.0 billion based upon the closing sale price of the common stock as reported on the New York Stock Exchange on such date. As of July 17, 2026, the registrant had 137,481,011 shares of common stock, par value $1.00 per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws. Words such as “will,” “continue,” “may,” “expect,” “believe,” “make,” “progress,” “execute,” “pursue,” “reduce,” “estimate,” “deliver,” “remain,” “drive,” “increase,” “improve,” “enhance,” “generate,” “evaluate,” “manage,” “decline,” “focus,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans and strategies and anticipated benefits therefrom, including with respect to the Cost Savings Program (as defined below) and other cost-savings or efficiency initiatives, anticipated capital expenditures, investments, and other costs, innovation, employee safety and human capital, pricing actions, cash flows, liquidity, dividends, share repurchases, and anticipated conditions in our industry and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: consumer preferences, including restaurant traffic in North America and our international markets, and an uncertain general economic environment, including as a result of tariffs and other trade policies, inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including as a result of impacts on the demand and prices for our products; the competitive environment and related conditions in the markets in which we operate; the availability and prices of raw materials and other commodities; operational challenges; our ability to successfully implement the Cost Savings Program or other cost savings or efficiency initiatives, including achieving the expected benefits of those activities and possible changes in the size and timing of related charges; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security, as well as difficulties, disruptions or delays in implementing new technology; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies, including our Focus to Win strategy; our ability to execute on large capital projects; political and economic conditions in the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the wars in Ukraine and the Middle East and the possible related heightening of our other known risks; the ultimate outcome of litigation or any product recalls or withdrawals; changes in our relationships with our growers or significant customers; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with integrating acquired businesses; risks associated with other possible acquisitions; our debt levels; actions of governments and regulatory factors affecting our businesses; our ability to pay regular quarterly cash dividends or otherwise return capital to stockholders and the amounts and timing of any future dividends or other stockholders returns; and other risks described in our reports filed from time to time with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), including those described under the heading “Item 1A. Risk Factors” in this Form 10-K. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.

PART I
ITEM 1. BUSINESS
Lamb Weston Holdings, Inc. (“we,” “us,” “our,” “the Company,” or “Lamb Weston”) is a leading global producer, distributor, and marketer of value-added frozen potato products and is headquartered in Eagle, Idaho. We are the number one supplier of value-added frozen potato products in North America and a leading supplier of value-added frozen potato products internationally, with a strong presence in high-growth emerging markets. We offer a broad product portfolio to a diverse channel and customer base in over 100 countries. French fries represent most of our product portfolio.
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
North America
Our North America segment primarily includes frozen potato products sold in the United States, Canada, and Mexico to quick service and full-service restaurants and chains, foodservice distributors, non-commercial channels, and retailers. Our North America segment’s product portfolio includes frozen potatoes, commercial ingredients, and appetizers sold under the Lamb Weston brand, as well as frozen potatoes sold under the Company’s owned or licensed brands, including Grown in Idaho and Alexia, other licensed brands comprised of brand names of major North American restaurant chains, customer labels, and retailers’ own brands.
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
Joint Venture Relationships
We hold a 50% ownership interest in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), a joint venture with RDO Frozen Co., that operates a single potato processing facility in the U.S. We provide all sales and marketing services to Lamb Weston RDO and receive a fee for these services based on a percentage of the net sales of the venture. We account for our investment in Lamb Weston RDO under the equity method of accounting. In addition, we own a 75% interest in a joint venture in Austria. This joint venture’s financial results are consolidated in our financial statements.
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
Products are generally shipped from refrigerated warehouse distribution centers where they are consolidated for shipment to customers if an order includes products manufactured in more than one production facility or product category. Some customers also pick up their orders at distribution centers.

A relatively limited number of customers account for a large percentage of our consolidated net sales. In fiscal 2026, our ten largest customers accounted for approximately 50% of our net sales. Our largest customer, McDonald’s Corporation, accounted for approximately 15%, 15%, and 14% of our consolidated net sales in fiscal 2026, 2025, and 2024, respectively. No other customer accounted for more than 10% of our consolidated net sales in fiscal 2026, 2025, and 2024.
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
The prices paid for these raw materials, as well as other raw materials used in making our products, generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, fuel prices, energy costs, labor, freight transportation, logistics, general U.S. and global economic conditions, and the effects of governmental agricultural programs. The prices of raw materials can fluctuate as a result of these factors. See “Item 1A. Risk Factors – Business and Operating Risks” for a discussion of risks related to our input costs.
During fiscal 2026, we continued to face increased costs for the primary raw materials for our products, including edible oils, packaging, grains, starches, and energy inputs. We seek to mitigate higher input costs through long-term relationships, contracting strategies, and hedging activities where an active market for an input exists, as well as through our pricing and productivity initiatives. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for a further discussion of these matters.

Manufacturing
We operate 25 production facilities for our products. See “Item 2. Properties” for more information about our production facilities. In addition to our own production facilities, we source a portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned production facilities most effectively.
Global Operations
At May 31, 2026, we had operations in 32 countries, with sales support in each of these countries and production and processing facilities in eight countries. See Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our U.S. and non-U.S. operations. Also see “Item 2. Properties,” for more information on our production and other facilities. For a discussion of risks related to our operations outside the U.S., see “Item 1A. Risk Factors” of this Form 10-K.
Competition
The value-added frozen potato products industry in North America, Europe and other international markets is highly competitive. Competitors include large North American and European frozen potato product companies that compete globally, as well as local and regional companies. The international markets are highly fragmented with increased production capacity added by local and regional companies in emerging markets like Saudi Arabia, China, and India. Significant competitors include Agristo N.V., Aviko B.V., Cavendish Farms Corporation, Farm Frites International B.V., J.R. Simplot Company, The Kraft Heinz Company, and McCain Foods Limited. Some of our competitors are larger and have substantially more financial, sales and marketing, and other resources than us. In addition, some local competitors are vertically integrated, which enables them to produce potato products at lower costs. We compete with producers of similar products on the basis of, among other things, customer service and support, value, product innovation, product quality, brand recognition and loyalty, price, and the ability to identify and satisfy customer and consumer preferences. The markets in which we operate are expected to remain highly competitive for the foreseeable future. See also “Item 1A. Risk Factors – Industry Risks – Increased competition may result in reduced sales or profits” of this Form 10-K for further discussion of the risks associated with competition in our industry.
Seasonality
Our inventory levels, net sales, segment adjusted EBITDA, and cash flows are affected by seasonality. In general, our segment adjusted EBITDA percentage tends to be highest in our fiscal third quarter, reflecting the cost benefits of freshly harvested potatoes in the Northern Hemisphere. We typically harvest potatoes in the Pacific Northwest of the U.S. and Europe in July through October, which is primarily in our fiscal second quarter. While the quality of potatoes affects production efficiency, overall, freshly harvested potatoes process more efficiently in our production lines and are not subject to storage or secondary transport costs. We typically hold 50 to 60 days of finished goods inventory on a first-in-first-out basis, so the costs incurred from our fiscal second quarter harvest, which are generally favorable, will flow through our income statement in our fiscal third quarter. Inventory levels also tend to be higher in our fiscal third quarter, requiring more working capital at that time. In general, net sales and cash flows tend to be higher in our fiscal fourth quarter, reflecting customer and consumer buying patterns.
Human Capital Resources
We believe that our employees and our workplace culture are among our most important assets, and that our employees are integral to our ability to achieve our strategic objectives. Attracting, developing, and retaining the best talent globally with the right skills to drive our mission, vision, and values are central components of our strategies for long-term growth. As of July 17, 2026, we had approximately 10,000 employees, of which approximately 3,000 employees work outside of the U.S. As of July 17, 2026, approximately 30% of our employees are parties to collective bargaining agreements with terms that we believe are typical for the industry in which we operate. Most of the union workers at our facilities are represented under contracts that expire at various times over the next several years. Of the hourly employees who are represented by these contracts, 74% are party to a collective bargaining agreement currently in negotiations or scheduled to expire over the course of the next twelve months. As the agreements expire, we believe they will be renegotiated on terms satisfactory to the parties.

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
To understand employee sentiments, we conduct a comprehensive survey of our global workforce on an ad hoc basis and short pulse surveys on a routine basis in between the comprehensive surveys. The last comprehensive survey was completed in fiscal 2025 and was administered and analyzed by an independent third-party provider. The results for comprehensive and pulse surveys are then reviewed by our executive leadership team and our Compensation and Human Capital Committee of the Board of Directors (the “Board”). Department leaders were also given the engagement survey results and tasked with taking action based on their employees’ anonymous feedback (both quantitative and qualitative). By considering the results of the surveys and implementing actions based on our findings, both at an aggregate enterprise level as well as at department, business, and work group levels, we believe that we have been able to enhance our workplace culture and improve overall employee engagement levels.

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
Information About Our Executive Officers
The following are our executive officers as of July 17, 2026:

Name	Title	Age
Jan E.B. Craps	Executive Chair	48
Michael J. Smith	Director, President and Chief Executive Officer	49
Michael C. Crowley	President, North America	53
James D. Gray	Chief Financial Officer	60
Amit R. Philip	Chief Strategy and Technology Officer	48
Marc Schroeder	President, International	55
Eryk J. Spytek	General Counsel and Chief Compliance Officer	58
Sylvia Wilks	Chief Supply Chain Officer	62
Steven J. Younes	Chief Human Resources Officer	60
Jan E.B. Craps has served as our Executive Chair and a member of our Board since February 2026. He has also been an owner and director of Eli Eagle Consulting Limited, a board consulting firm, since October 2025. Prior to that, Mr. Craps served as Chief Executive Officer and a director of Budweiser Brewing Company APAC Limited (“Budweiser APAC”), a subsidiary of Anheuser-Busch InBev, a global brewing and beverage company, from May 2019 until April 2025. Mr. Craps was appointed Co-Chair of the Board of Budweiser APAC in February 2020.
Michael J. Smith has served as our President and Chief Executive Officer and a member of our Board since January 2025. Prior to that, he served as our Chief Operating Officer from May 2023 until December 2024 and Senior Vice President and General Manager of Foodservice, Retail, Marketing and Innovation from April 2018 until May 2023.
Michael C. Crowley has served as our President, North America since January 2025. Prior to that, he served as our Senior Vice President and General Manager, Multinational Chain from June 2023 to January 2025 and Vice President Sales, Global Accounts from October 2018 to June 2023.
James D. Gray has served as our Chief Financial Officer since April 2026. Before joining Lamb Weston, Mr. Gray served as the Executive Vice President and Chief Financial Officer at Ingredion Incorporated, a global ingredients solutions company, from March 2017 to March 2026. Mr. Gray joined Ingredion in 2014 and during his tenure, also served as Vice President of Corporate Finance and Chief Financial Officer of North America.
Amit R. Philip has served as our Chief Strategy and Technology Officer since July 2026. Mr. Philip joined Lamb Weston in May 2026 as Chief Strategy Officer. Before joining Lamb Weston, Mr. Philip served as Executive Vice President, Business President and Chief Growth Officer of TreeHouse Foods, Inc., a food company, from May 2025 to February 2026. Prior to that, he served as TreeHouse Foods’ Senior Vice President, Chief Strategy and Growth Officer from April 2022 to April 2025 and Senior Vice President, Chief Strategy Officer from August 2019 to March 2022.
Marc Schroeder has served as our President, International since May 2023. Mr. Schroeder joined Lamb Weston in February 2023 following the completion of our acquisition of the remaining equity interest in our former European joint venture, Lamb-Weston/Meijer v.o.f. (“LW EMEA”), having previously served as Chief Executive Officer of LW EMEA since January 2021. Before joining LW EMEA, Mr. Schroeder served as Chief Executive Officer of Pepsi Lipton, a joint venture between PepsiCo, Inc. and Unilever for tea branded products, from February 2016 to November 2020.

Eryk J. Spytek has served as our General Counsel and Chief Compliance Officer since joining Lamb Weston in October 2016. He also served as Corporate Secretary from October 2016 to November 2020.
Sylvia Wilks has served as our Chief Supply Chain Officer since August 2024. Before joining Lamb Weston, Ms. Wilks was Chief Supply Chain Officer of Recreational Equipment, Inc., a specialty outdoor retailer, from May 2022 to August 2024 and Vice President, Supply Chain Operations at TireHub LLC, a national distributor of tires, from July 2018 to April 2022.
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

Available Information
We make available, free of charge on our website at www.lambweston.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We use our website, through the “Investors” link, as a channel for routine distribution of important information, including news releases, investor presentations, and financial information. The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC unless expressly noted in other such filings.
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
A significant portion of our input costs comes from commodities such as raw potatoes, edible oil, grains, starches, and energy. These commodities are subject to price volatility and fluctuations in availability caused by many factors, including: changes in global supply and demand, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers including the tariffs and surcharges announced by the U.S. throughout 2025 and 2026 on U.S. imports, and corresponding retaliatory tariffs imposed by foreign governments on U.S. exports, as well as selective tariff exemptions), weather conditions (including any potential effects of climate change), fire, natural disasters (such as a hurricane, tornado, earthquake, wildfire or flooding), disease or pests, agricultural uncertainty, water stress, health epidemics or pandemics or other contagious outbreaks, as was the case with the COVID-19 pandemic, limited or sole sources of supply, inflation, political uncertainties, acts of terrorism, governmental instability, war or other conflicts (such as the war in Ukraine, conflicts in the Middle East, tensions between China and Taiwan and recent geopolitical developments in Venezuela), or currency exchange rates.
We continue to experience elevated commodity and supply chain costs, including the costs of labor, raw materials (such as edible oil, grain and starch), energy, fuel, packaging materials, and other inputs necessary for the production and distribution of our products, as well as transportation and logistics costs. Since late February 2026, disruptions to shipping routes and heightened geopolitical tensions in the Middle East have contributed to increased volatility in global commodity and transportation markets. While the duration of the conflicts in the Middle East remains uncertain, prolonged instability could further raise input and logistics costs and affect related demand in certain markets. Commodity price increases, or a sustained interruption or other constraints in the supply or availability of key commodities, including necessary services such as transportation and warehousing, could adversely affect our business, financial condition, and results of operations.
Though we provide most of our customers with local/regional supply, products we manufacture at our one production facility in Canada and import to the U.S., as well as the 5% of our inputs, primarily edible oils and natural gas, that are sourced in Canada, are currently exempt from U.S. tariffs as they are compliant with the U.S.-Mexico-Canada trading agreement. Despite the current exemptions, the implementation of new tariffs on imports from Canada, Mexico, China or other countries for an extended period and without specific exemptions for our products or the termination of the U.S.-Mexico-Canada trading agreement may adversely affect our business, financial condition and results of operations. Further, any retaliatory tariffs on U.S. products by other countries, or other trade protection measures by foreign countries in favor of their local producers of competing products, such as governmental subsidies, tax benefits, and other measures giving local producers a competitive advantage over Lamb Weston, may adversely affect our business and results of operations in those countries.
Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, productivity initiatives or through our commodity hedging activity, may not be successful or sustainable. Our future success and earnings growth depend in part on our ability to maintain the appropriate cost structure and operate efficiently in the highly competitive value-added frozen potato product category. Higher product prices may result in reductions in sales volume, especially given the current highly competitive frozen potato product market and soft restaurant traffic, most notably in Europe, and the volatility of the macroeconomic environment. If we are unable to increase prices, or if price increases are not sufficient, to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition, or results of operations may be adversely affected. We continue to implement profit-enhancing initiatives to improve the efficiency of our supply chain and general and administrative functions. However, gaining additional efficiencies may become more difficult over time. In addition, there is currently no active derivatives market for potatoes in the U.S or Europe. Although we have experience in hedging against commodity price increases, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. As a result, the risk management procedures that we use may not always work as we intend. To the extent we are unable to offset present and future cost increases, our business, financial condition, and results of operations could be materially and adversely affected.
Disruption to our supply chain could adversely affect our business.
Our ability to manufacture or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, logistics service providers, or independent distributors. This damage or disruption could result from execution issues, as well as factors that are difficult to predict or beyond our control such as increased temperatures due to climate change, water stress, extreme weather events, natural disasters, product or raw material scarcity, fire, terrorism, pandemics, armed hostilities (including the ongoing war in Ukraine and conflicts in the Middle East), blockades, strikes, labor shortages, cybersecurity breaches, governmental restrictions or mandates, disruptions in logistics, supplier capacity constraints, or other events. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business, financial condition, and results of operations. Further, the inability of any supplier, including, but not limited to, those that supply our packaging, ingredients, equipment and other necessary operating materials, co-manufacturer, independent contractor, logistics service provider, or independent distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease. We have experienced, and may continue to experience, disruptions in our supply chain, including as a result of temporary systems disruptions, labor shortages, increased transportation and warehousing costs, longer shipping times, pandemics or other public health crisis, the ongoing war in Ukraine and conflicts in the Middle East. As discussed above, since late February 2026, the conflicts in the Middle East have caused and may continue to cause disruptions to shipping routes and increased volatility in global commodity and transportation markets. The occurrence of a significant supply chain disruption or the inability to access or deliver products that meet requisite quality and safety standards in a timely and efficient manner, could lead to increased warehouse and other storage costs or otherwise adversely affect our profitability and weaken our competitive position or harm our business.
We may not realize the anticipated cost savings and/or operating efficiencies associated with strategic initiatives, including our Cost Savings Program.
Our future success and earnings growth depend in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive industry. We continuously review our operations in an effort to pursue initiatives to reduce costs, increase effectiveness, and optimize cash flow. These initiatives may focus on opportunities to improve the procurement, manufacturing, and logistics within our supply chain as well as general and administrative processes. For example, in fiscal 2026, we began implementing a cost savings program (the “Cost Savings Program”) to drive operational and cost efficiencies. See Note 4, Cost Savings Program and Restructuring, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information about the program. We may not realize all the anticipated cost savings or other benefits from such initiatives. Other events and circumstances, such as financial or strategic difficulties, delays, or unexpected costs, may also adversely impact our ability to realize all the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation may require a substantial amount of management and operational resources to achieve the anticipated benefits of the initiatives. These matters and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Any failure or delay in implementing these initiatives in accordance with our plans could adversely affect our business, operating efficiency, and financial results. In addition, if our cost savings or efficiency initiatives, including the Cost Savings Program, do not achieve the expected financial impact in the aggregate or on the expected timeline, or if the benefits, even if achieved, are not adequate to meet our long-term growth and profitability expectations, our financial results and ability to meet our long-term growth expectations could be adversely impacted.

Labor shortages or stoppages, an inability to attract and retain key personnel, increased turnover or increases in labor costs could adversely affect our business, financial condition, and results of operations.
Labor is a primary component of operating our business. A number of factors may adversely affect the available labor force, or increase labor costs, for us or our third-party business partners, including hybrid or remote work arrangements, higher unemployment subsidies, other government regulations, and general macroeconomic factors. The labor market has been increasingly tight and competitive, and we may face sudden and unforeseen challenges in the availability of labor, such as we experienced in fiscal 2022 and 2023 at some of our production facilities, which reduced our production run-rates and increased our manufacturing costs, or as we and our suppliers experienced in 2022 with the shortage of drivers and reduced trucking capacity, which increased transportation costs. As we experienced during those years, sustained labor shortages or increased turnover rates within our workforce could lead to production or shipping delays, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our production and distribution facilities and overall business. Further, our success depends on our ability to attract, retain, and develop effective leaders and personnel with professional and technical expertise, such as agricultural and food manufacturing experience or emerging or advanced technologies experience, as well as finance, marketing, and other senior management professionals. The loss of the services of these persons could deplete our institutional knowledge and could have a material adverse effect on our business, financial condition, and results of operations. In addition, changes in immigration laws and policies or restrictions could make it more difficult for us to recruit or relocate skilled employees. Our ability to recruit and retain a highly skilled workforce could also be materially impacted if we fail to adequately respond to rapidly changing employee expectations regarding fair compensation, an inclusive workplace, flexible working, or other matters. If we are unable to hire and retain employees capable of performing at a high-level, develop adequate training and succession plans for leadership positions, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected.
In addition, health care and workers’ compensation costs have been increasing. Inflationary pressures and any shortages in the labor market could continue to increase labor costs, which could have a material adverse effect on our business, financial condition, or results of operations. Our labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including health and welfare and severance benefits. The annual costs of benefits vary with increased costs of health care and the outcome of collectively bargained wage and benefit agreements. A significant increase in our obligations could have a negative impact on our results of operations and cash flows from operations. In addition, our financial condition and ability to meet the needs of our customers could be materially and adversely affected if strikes or work stoppages or interruptions occur as a result of delayed negotiations with union-represented employees within or outside the U.S, or if we are unable to renew collectively bargained agreements on satisfactory terms as they expire. As discussed above, most of the union workers at our facilities are represented under contracts that expire at various times over the next several years. Of the hourly employees who are represented by these contracts, 74% are party to a collective bargaining agreement currently in negotiations or scheduled to expire over the course of the next twelve months. As the agreements expire and are renegotiated, there is no guarantee that they will be renewed in a timely manner or on satisfactory terms.
Our business, financial condition, and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations, including foreign currency risks and trade barriers.
We conduct a substantial amount of business with customers located outside the U.S. During each of fiscal 2026, 2025, and 2024, net sales outside the U.S., primarily in Australia, Canada, China, Europe, Japan, Korea, Mexico, and Taiwan, accounted for approximately 35%, 35%, and 34% of our net sales, respectively. Factors relating to our domestic and international sales and operations, many of which are outside of our control, have had, and could continue to have, a material adverse impact on our business, financial condition, and results of operations, including:
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

•changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished products into various countries or repatriate cash from outside the U.S.;
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
•pandemics and other public health crises, which may lead, and in the case of the COVID-19 pandemic, led to measures that decrease revenues, disrupt our supply chain or otherwise increase our storage, production or distribution costs and adversely affect our workforce, local suppliers, customers and consumers of our products;
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
In addition, although we do not have material operations in the Middle East, the ongoing conflicts and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supply and availability and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions, and adversely impact customer spending patterns in the markets in which we operate.
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
Some of our customers are large and sophisticated, with buying power and negotiating strength. These customers may be more capable of resisting price increases and more likely to demand lower pricing, increased promotional programs, or specialty tailored products. In addition, some of these customers (e.g., larger distributors and supermarkets) have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own brands. Shelf space at food retailers is not guaranteed, and large retail customers may choose to stock their own retail and other economy brands that compete with some of our products. This could be exacerbated with a shift in consumer spending as a result of an economic downturn and consumers moving to private label or lower priced products.
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
To serve our customers globally, we rely primarily on our international operations, but also in part on exports from the U.S. During fiscal 2026, 2025, and 2024, export sales from the U.S. accounted for approximately 6% of our total net sales in each year. Circumstances beyond our control, such as retaliatory non-U.S. tariffs countermeasures, a labor dispute at a port, limited shipping container availability or workforce disruptions, have and could prevent us from exporting our products in sufficient quantities to meet certain customer opportunities. We have access to production outside of the U.S. through our facilities in Argentina, Australia, Austria, Canada, China, the Netherlands, and the United Kingdom, but we may be unsuccessful in mitigating any future disruption to export mechanisms. Our operations outside of the U.S. are also subject to export mechanisms in their regions and as such, are impacted by similar factors, including political or military conflicts, such as conflicts in the Middle East. For example, with the blockade of the Strait of Hormuz, we have experienced an increase in traffic at another key port of entry in the Middle East, resulting in higher costs and longer transit times. If disruptions to our access to export mechanisms occur or continue for an extended period of time, we may be unable to adequately supply all our existing customers’ needs and new customer opportunities, which could adversely affect our business, financial condition, and results of operations.
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
Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social, and environmental standards for our operations and activities, including the health, safety, and security of our employees and our supply chain; our research and development efforts; our environmental impact, including use of agricultural materials, packaging, energy and water use, and waste management, and the failure to set certain goals, or to achieve any stated goals, with respect to such matters; our failure to comply with local laws and regulations; our failure to maintain an effective system of internal controls; or our failure to provide accurate and timely financial information. If we do not successfully manage sustainability-related expectations across stakeholders, which evolve and are at times conflicting, it could erode stakeholder trust, impact our reputation and adversely affect our business. Moreover, the growing use of social and digital media and shopping, health or product evaluation applications by consumers and other stakeholders has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative or inaccurate posts or comments about us, our brands, or our products on social or digital media or inaccurate information contained in shopping, health or product evaluation applications which may use outputs derived from artificial intelligence applications could damage our reputation and our brands. Damage to our reputation or loss of customer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
If we are unable to execute on large capital projects or complete or realize the projected benefits of acquisitions, divestitures and other strategic transactions, our business, financial condition, and results of operations could be materially and adversely affected.
To support growth, we have invested in our production capabilities either through capital expansion or acquisitions. If we are unable to complete large capital projects, or encounter unexpected delays, higher costs or other challenges, including those related to supply chain disruptions and availability of necessary labor, materials, and equipment, our business, financial condition, and results of operations could be materially and adversely affected.
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

Industry Risks
Our business is affected by potato crop harvest quality and performance.
Our primary input is potatoes and every year, we must procure potatoes that meet the quality standards for processing into value-added products. Environmental and climate conditions, such as soil quality, moisture, and temperature, affect the yield and quality of the potato crop on a year-to-year basis. Severe weather conditions, including protracted periods of extreme heat or cold, during the planting and growing season in our potato crop regions have in the past significantly affected, and can significantly affect, potato crop performance and our operations. Extreme heat has led, and can lead, to poor crop quality, resulting in lower raw potato utilization rates, which increase production costs. On the other hand, too much water, such as in times of prolonged heavy rainfalls or flooding, has and can promote harmful crop conditions like mildew growth and increase risks of diseases, as well as delay planting or affect our ability to harvest the potatoes. For example, wet conditions in Europe delayed planting in 2024. Potatoes are also susceptible to pests and diseases that can cause crop failure, decreased yields, and negatively affect the physical appearance of the potatoes. If a weather or pest-related event occurs in a particular crop year, and our agronomic programs are insufficient to mitigate the impacts thereof, we may have insufficient potatoes to meet our existing customers’ needs and new customer opportunities, or we may experience manufacturing inefficiencies and higher costs, and our competitiveness and profitability could decrease. Alternatively, overly favorable growing conditions can lead to high per acre yields and over-supply. An increased supply of potatoes could lead to overproduction of finished goods and associated increased storage costs or destruction of unused potatoes at a loss. For example, most recently in fiscal 2026, we had an oversupply of potatoes, largely attributable to continued soft restaurant traffic trends in Europe, as well as significant surplus in the European potato market due to expanded potato acreage and a robust crop of potatoes during the last growing season, which resulted in the write-off of excess raw potatoes that adversely affected our financial results.
In addition, ideal growing conditions for the potatoes necessary for our value-added products (e.g., french fries) are concentrated in a few geographic regions globally. As a result, we source potatoes from specific regions of the U.S. and specific countries abroad, including Argentina, Australia, Austria, Belgium, Canada, China, France, Germany, the Netherlands, and the United Kingdom, where we believe the optimal potato growing conditions exist. Unfavorable crop conditions in any one region have led at times, and could lead, to significant demand on the other regions for production. Our inability to mitigate any such conditions by leveraging our production capabilities in other regions could negatively impact our ability to meet existing customers’ needs and new customer opportunities and could decrease our profitability. See also “—Legal and Regulatory Risks—Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations,” in this Item 1A. Risk Factors below.
Increased competition may result in reduced sales or profits.
Our business, value-added frozen potato products, is highly competitive. Competitors include large North American and European frozen potato product companies that compete globally, local and regional companies, and retailers and foodservice distributors with their own branded and private label products. Some of our competitors are larger and have substantial financial, sales and marketing, and other resources. We compete based on, among other things, customer service and support, value, product innovation, product quality, brand recognition and loyalty, price, and the ability to identify and satisfy customer preferences. A strong competitive response from one or more of our competitors to our marketplace efforts could result in us reducing pricing, increasing spend on promotional activity, or losing market share. Furthermore, we may experience price pressure due to competitors’ promotional activity and pricing, which may be particularly strong during adverse economic periods and periods of high inflation. Competitive pressures may restrict our ability to increase prices, including in response to commodity and other input cost increases or additional improvements in product quality. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume. For example, in fiscal 2026, we continued to face significant competition as global restaurant traffic remained soft, most notably in Europe.
An imbalance of industry supply and demand may result in reduced sales or profits.
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility, or other negative economic factors in the U.S. or other countries. For example, the U.S. has experienced significantly heightened inflationary pressures since 2022. Historically, market demand for value-added frozen potato products has generally been balanced with industry capacity. However, in recent years, we have experienced declines in sales volume as a result of a slowdown in restaurant traffic in North America, Europe, and other key international markets as our customers and consumers respond to the cumulative effect of inflation on the cost of food consumed away from home. In addition, if the restaurant traffic trends continue to soften, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our business, financial condition, and results of operations. In fiscal 2026, we invested in price and trade support to compete in the increasingly competitive environment in both North America and other international markets, though there is no guarantee that such support will be sufficient. As additional industry capacity comes online, restaurant traffic declines, or market demand otherwise decreases, including as a result of inflation, we may face competitive pressures that would restrict our ability to increase or maintain prices, or we may lose market share. For example, during fiscal 2026, we faced increased pricing pressure as our international operations were challenged by an increasingly competitive market environment resulting from a significant surplus in the European potato market; local sourcing in developing regions such as the Middle East, China and India, which affected exports from Europe to those markets; and persistently lower restaurant traffic in key countries.
We must identify changing consumer preferences and consumption trends and develop and offer food products to our customers that help meet those preferences and trends.
Consumer preferences continuously evolve, and our success depends on our ability to identify the priorities, tastes and dietary habits of consumers and offer products that appeal to those preferences. We need to continue to respond to these changing consumer preferences and support our customers in their efforts to evolve to meet those preferences. For example, as consumers continue to focus on freshly prepared foods and away from processed foods, some restaurants may choose to limit the frying capabilities of their kitchens. As a result, we must evolve our product offering to provide alternatives that work in such a preparation environment. In addition, our products may contain carbohydrates, sodium, genetically modified ingredients, added sugars, saturated fats, and preservatives, the diet and health effects of which remain the subject of public scrutiny. For example, the increased use and/or prevalence of certain weight loss drugs, which may suppress a person’s appetite and/or impact a person’s preferences, may impact the demand or consumption patterns for certain of our products. In addition, consumers have increasingly been focused on well-being including reducing sodium and trans fats, seed oils, and added sugar consumption, as well as the source and authenticity of ingredients in the foods they consume. Efforts to reformulate our products, introduce new products and create product extensions require significant research and development and marketing investments. If our products fail to meet consumer preferences or customer requirements, or we fail to introduce new and improved products on a timely basis, then the return on those investments will be less than anticipated, which could materially and adversely affect our business, financial condition, and results of operations.
In addition, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our customers and consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer private label products, which are typically sold at lower prices, then we could lose market share or sales volumes or shift our product mix to lower margin offerings. An economic downturn, some of the effects of which are present in our current environment, could cause a decrease in demand for our overall product offerings, particularly higher priced products, which could materially and adversely affect our business, financial condition, and results of operations. Distributors, restaurants, and retailers may also become more conservative in response to these conditions and seek to reduce their inventories. A change in consumer preferences could also cause us to increase capital, marketing, and other expenditures, which could materially and adversely affect our business, financial condition, and results of operations.
Financial and Economic Risks
Our substantial debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.
We have incurred substantial indebtedness. As of May 31, 2026, we had approximately $3.9 billion of debt, including current portion, and short-term borrowings, recorded on our Consolidated Balance Sheet. Our level of debt could have important consequences. For example, it could:
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
As of May 31, 2026, we had goodwill of $1,130.1 million and other intangibles, net of $108.3 million. Additionally, we had $3,690.0 million of property, plant, and equipment, net, $111.6 million of operating right-of-use assets, and $325.7 million of other assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of brands, trademarks, licensing agreements, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization.
We perform an annual impairment assessment for goodwill, other intangible assets, and long-lived assets. In addition, we perform a similar assessment upon the occurrence of events or changes in circumstances which may indicate that the carrying amount of the assets may not be fully recoverable, measured by comparing their net book value to the fair value of the assets for goodwill and other intangible assets and their net book value to the undiscounted projected future cash flows generated by their use for other long-lived assets. Impairments to goodwill, other intangible assets, and long-lived assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer, and could result in the incurrence of impairment charges and negatively impact our financial results and net worth.
Cybersecurity and Technology Risks
We are significantly dependent on information technology, and we may be unable to protect our information systems against service interruption, misappropriation of data, or breaches of security.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business activities, and to comply with regulatory, legal, and tax requirements. We also depend upon our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, third-party manufacturers and suppliers. The importance of such networks and systems has increased due to our adoption of flexible work-from-home policies for some of our functional support areas, which in turn has heightened our vulnerability to cyberattacks or other disruptions. Despite careful security and controls design, implementation and updating, monitoring and routine testing, independent third-party verification, and annual training of employees on information security and data protection, our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to, among other things, damage, invasions, disruptions, or shutdowns due to any number of causes such as catastrophic events, natural disasters, infectious disease outbreaks and other public health crises, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, ransomware and malware, hackers, employee error or malfeasance, potential failures in the incorporation of artificial intelligence, employee or personnel failures and other causes. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a breach that had a material impact on our operations or business. However, third parties, including our partners and vendors, could also be a source of security risk to us, and have or could have disruptions to our normal operations, in the event of a breach of their own products, components, networks, security systems, and infrastructure.
Cyber threats are constantly evolving, are becoming more frequent and sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. Continued geopolitical turmoil and tensions, such as between the U.S. and China and the U.S. and Iran, have heightened the risk of cyberattacks. Sophisticated cybersecurity threats, including potential cyberattacks from state actors targeted against the U.S., pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. In addition, new technology, such as artificial intelligence, that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks. Our initiatives to continue to modernize our operations, increase data digitization and improve our production facilities may increase potential exposure to cybersecurity risks and increase the complexity of our cybersecurity program. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and associated automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. Any interruption of our information technology systems or those of our suppliers and customers could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business, financial condition, and results of operations.

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
Problems with the transition, design, or implementation of new upgraded systems and business processes have and could further interfere with our business and operations and adversely affect our financial condition.
We have experienced, and may experience in the future, difficulties as we transition to new upgraded systems and business processes. For example, after the implementation of a new enterprise resource planning (“ERP”) system in our fiscal third quarter 2024, we experienced temporary reduced visibility into finished goods inventories at our distribution centers, which affected our ability to fill customer orders, causing a decline in our sales volume and margins. In addition, some customers affected by these disruptions secured supply from alternative sources. Other difficulties we may encounter during any such transition may include loss of data; difficulty in completing financial reporting and filing reports with the SEC in a timely manner; or challenges in otherwise running our business. We may also experience decreases in productivity as our personnel implement and become familiar with new systems and processes. Any disruptions, delays, or deficiencies in the transition, design, and implementation of a new ERP system, particularly any disruptions, delays, or deficiencies that impact our operations, could have a material adverse effect on our business, financial condition, and results of operations.
Legal and Regulatory Risks
We may be subject to product liability claims and product recalls or withdrawals, which could negatively impact our relationships with customers and harm our business.
We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration of food products, mislabeling, and misbranding. We may voluntarily recall or withdraw products from the market in certain circumstances, which would cause us to incur associated costs; those costs could be meaningful. For example, in June 2024, we had a voluntary product withdrawal, which negatively impacted our financial results. We may also be subject to litigation, requests for indemnification from our customers, or liability if the consumption or inadequate preparation of any of our products causes injury, illness, or death. A significant product liability judgment or a widespread product recall or withdrawal may negatively impact our sales and profitability for a period of time depending on the costs of the recall or withdrawal, the destruction of product inventory, product availability, competitive reaction, customer reaction, and consumer attitudes. Even if a product liability or labeling claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Our business could also be adversely affected if consumers lose confidence in the food safety system generally, even if such loss of confidence is unrelated to products in our portfolio.
In addition, we could be the target of claims of false or deceptive advertising under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations, including those alleging noncompliance with food ingredient and packaging requirements. Changes in legal or regulatory requirements (such as new food safety requirements, revised or new nutrition facts or allergen labeling, including front of pack labeling, serving size regulations and bans on certain food ingredients or packaging materials), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls or withdrawals, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

As a manufacturer and marketer of food products, we are subject to extensive regulation by the FDA and other national, state and local governmental agencies. The Food, Drug & Cosmetic Act, the Food Safety Modernization Act, other laws and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior, meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Regulations imposed by the FDA or EFSA around acrylamide formation in potato products could adversely affect us.
The regulation of food products, both within the U.S. and internationally, continues to be a focus for governmental scrutiny. The presence and/or formation of acrylamide in potato products cooked at high temperatures has become a global regulatory issue as both the FDA and the European Food Safety Authority (‘‘EFSA’’) have issued guidance to the food processing industry to work to reduce conditions that favor the formation of this naturally occurring compound. Acrylamide formation is the result of heat processing reactions that give ‘‘browned foods’’ their desirable flavor. Acrylamide formation occurs in many food types in the human diet, including but not limited to breads, toast, cookies, coffee, crackers, potatoes, and olives. The regulatory approach to acrylamide has generally been to encourage the industry to achieve as low as reasonably achievable content levels through process control (e.g., temperature) and material testing (e.g., low sugar and low asparagine). However, limits for acrylamide exposure have been established in the State of California, and, although currently on hold, point of sale consumer warnings may be required if products exceed those limits. In addition, the EFSA has promulgated regulations establishing specific mitigation measures, sampling, and analysis procedures and benchmark levels for acrylamide in certain food products. If the global regulatory approach to acrylamide becomes more stringent and additional legal limits are established, our manufacturing costs could increase.
If we fail to comply with the many laws and regulations applicable to our business, we may face lawsuits or incur significant fines and penalties.
Our facilities and products are subject to many laws, executive orders, and regulations, including those administered by the U.S. Department of Agriculture, the FDA, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products, and the health and safety of our employees. Our failure to comply with applicable laws, executive orders, and regulations could subject us to additional costs, product detentions, substantial delays or a temporary shutdown in manufacturing, lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls or withdrawals of our products.
Our operations are also subject to extensive and increasingly stringent regulations administered by foreign governmental agencies, the U.S. Environmental Protection Agency, and comparable state agencies, which pertain to the protection of human health and the environment, including, but not limited to, the discharge of materials into the environment, such as the land application of our processed water, and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity, while compliance could require seasonal shutdowns in manufacturing and increase costs. Changes in applicable laws or regulations or evolving interpretations thereof may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, which could adversely affect our business, financial condition, and results of operations.
Climate change, or legal, regulatory, or market measures to address climate change or environmental sustainability, may negatively affect our business and operations.
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
The increasing concern over climate change and environmental sustainability also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases, as well as more stringent regulation of water rights and usage. For example, new climate-related disclosure requirements in California such as Senate Bill 253 require companies doing business in California to report their greenhouse gas emissions. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions, improve our energy efficiency, and reduce, reclaim, and reuse water, we may be subject to curtailment or reduced access to resources or experience significant increases in our costs of operation and delivery. Specifically, regulatory limitations on water usage at our facilities could cause a decrease in production and/or an increase in costs. We have substantial operations in the states of Oregon and Washington, which have been steadily increasing their restrictions on water usage in manufacturing and food processing operations. If water available to our operations becomes scarce, or costs of acquiring and discharging water increase, we may incur increased production costs that we are unable or choose not to pass along to customers through increased prices, or face production constraints, which could adversely affect our business and financial results. In addition, increasing regulation of utility providers, fuel emissions, or fuel suppliers could substantially increase the distribution and supply chain costs of our products. Also, multiple states in the U.S. have implemented, or are considering implementing, extended producer responsibility laws that require the Company to enact policies and processes and will increase expenses, including through fees paid to state governments in connection with such laws. We may experience significant increases in our compliance costs, capital expenditures, and other financial obligations to adapt our business and operations to meet new regulations and standards. In fiscal 2026, our capital expenditures included approximately $90 million for environmental projects, largely focused on wastewater treatment at our production facilities.
Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. Also, consumers and customers may place an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence, and reporting. In addition, we might fail to effectively address increased attention from and, at times, the conflicting views of the media, stockholders, activists, and other stakeholders on climate change and related environmental sustainability matters. From time to time, we establish and publicly announce goals and commitments, including those related to reducing our impact on the environment. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory, tracking and reporting requirements, the pace of scientific and technological developments, and the availability of suppliers that can meet our standards. We may be required to expend significant resources to meet these goals and commitments, which could significantly increase our operational costs. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. There can be no assurance of the extent to which any of our goals or commitments will be achieved, or that any future investments we make in furtherance of achieving these goals will meet customer or investor expectations. Any delay or failure (perceived or actual) to achieve our goals with respect to reducing our impact on the environment or perception of a delay or failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, which could damage our reputation, as well as expose us to enforcement actions and litigation. See also “Industry Risks—Our business is affected by potato crop harvest quality and performance,” in this Item 1A. Risk Factors above.
Our intellectual property rights are valuable, and any inability to protect and/or enforce them could reduce the value of our products and brands.
We consider our intellectual property rights to be a material aspect of our business. We attempt to protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property. Our failure to timely obtain or adequately protect and/or enforce our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results. We also license certain intellectual property, most notably Grown in Idaho and Alexia, from third parties. To the extent that we are not able to contract with these third parties on favorable terms or maintain our relationships with these third parties, our rights to use certain intellectual property could be impacted.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We assess, identify, and manage material risks from cybersecurity threats through our cybersecurity risk management program. This program includes cybersecurity policies, standards, and procedures, a cybersecurity incident response plan, regular risk assessments, including as part of our annual enterprise risk management (“ERM”) assessment, testing of the Company’s internal infrastructure to identify vulnerabilities, cybersecurity insurance, procedures for recovering from disruptions to our operations, workforce cybersecurity trainings, and third-party assessments and programs. We maintain a cybersecurity incident response plan to help enable timely, consistent responses to actual or attempted cybersecurity incidents impacting the Company. This plan provides guidance to address the coordination of our response to a cybersecurity crisis and plan for resources, actions, and decisions that we may need in response; a communication plan for timely and accurate dissemination of evolving information to stakeholders; and business continuity plans that document strategies and measures to enable core business activities to continue during a cybersecurity disruption. To support our cybersecurity incident response plan, we conduct exercises simulating cybersecurity incidents to educate and train our management on response capabilities and inform adjustments to our controls and response. We have engaged third-party cybersecurity firms to advise on these exercises. The status and ongoing enhancement of our cybersecurity risk management program is reported to senior management, as well as the Audit Committee of our Board, on a quarterly basis, or more frequently as warranted.

As part of our broader risk management and control framework, we have implemented cybersecurity controls over the information technology and process control systems of the Company and of our third-party service providers, to support the oversight, identification, and remediation or mitigation of risks from cybersecurity threats. We engage third-party organizations to assess the controls around sensitive data, including but not limited to financial, employee, customer, and vendor data as well as data affecting our process controls and data used to operate our manufacturing facilities. As part of our cybersecurity risk management program, we conduct information security and data protection training for employees, including training on matters such as phishing, social engineering, cybersecurity awareness, and email security best practices. In addition, we work with third-party providers to undertake penetration testing and maturity assessments of the Company’s information security program based on the National Institute of Standards and Technology cybersecurity framework. With respect to third-party service providers, we perform information security assessments and due diligence reviews prior to entering into a contractual agreement. Further, after engagement, we periodically perform information security assessments of certain third-party service providers that we consider critical to our operations. In addition, in new or amended supplier contracts, we look to include provisions that require the suppliers to maintain an effective information security management program and to notify us in the event of a known or suspected cyber incident. For suppliers with required access to our data or systems, a cybersecurity risk assessment is performed to identify any potential risk to Company systems or data. If risks are identified, we implement measures to mitigate or remediate the risk and, in cases where we cannot do so effectively, we will not grant access to our data or systems to the supplier. We also consult with external advisors and specialists, as necessary, regarding opportunities and enhancements to strengthen our cybersecurity practices and policies and implement enhancements to our cybersecurity capabilities based on evolving threats.
While we have experienced threats to our data and systems, to date, we are not aware of a cybersecurity incident being experienced by the Company that had, or is reasonably likely to have, a material impact on our business or operations; however, because of frequently changing attack techniques and the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational, or other business harm as well as financial costs and regulatory action. See “Item 1A. Risk Factors – Cybersecurity and Technology Risks” of this Form 10-K for additional discussion of cybersecurity risks and potential related impacts on the Company.

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
Our cybersecurity program is managed by our Chief Information Security Officer (“CISO”), who reports to our Chief Strategy and Technology Officer (“CTO”). Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the Company’s information security team, many of whom hold cybersecurity certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager, and through the use of technological tools and software and results from third-party audits. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has served in this position since May 2026 and has over 35 years of experience in information technology and security. His experience spans technical roles, strategy and architecture-focused roles, governance, risk, and compliance roles, application security and development, manufacturing technology and implementation roles, cyber threat intelligence and incident response experience, and various leadership roles across several areas of information technology. Our CTO joined the Company in May 2026 with deep expertise across strategy, analytics, operational transformation and technology in the consumer packaged goods industry, including an aggregate of ten years of experience overseeing cybersecurity for his previous companies. He holds a bachelor’s degree in computer science.
Our CISO and CTO regularly update the Audit Committee on the Company's cybersecurity programs, policies, and practices as warranted, including review of the state of the Company's cybersecurity programs and risks, emerging cybersecurity developments, threats and vulnerability, and the Company's strategy and key cybersecurity initiatives designed to improve the Company’s risk posture. In addition, we have an escalation process in place to inform senior management and the Board of material cyber-related issues. The Audit Committee also reviews with our CTO, on an annual basis, our global information technology structure and strategic efforts to protect, optimize, and support the growth of the Company. The Chair of the Audit Committee reports to the full Board on its activities.

ITEM 2. PROPERTIES
We are headquartered in Eagle, Idaho. The following table sets forth our principal production and processing facilities as of May 31, 2026:

Location	Type of Facility and Number	Owned/ Leased (Number of Facilities)
Domestic:
American Falls, ID	Production Facility and Cold Storage	Owned (1)
Boardman, OR	Production Facility (2), Production Facility and Cold Storage	Owned (3)
Delhi, LA	Production Facility, Cold Storage, Farm	Owned (1), Leased (2)
Hermiston, OR	Production Facility	Owned (1)
Park Rapids, MN (a)	Production Facility and Cold Storage	Owned (1)
Pasco, WA	Production Facility (2)	Owned (2)
Paterson, WA	Production Facility, Farm (4)	Owned (2), Leased (3)
Quincy, WA	Production Facility	Owned (1)
Richland, WA	Production Facility, Innovation Center	Owned (2)
Twin Falls, ID	Production Facility	Owned (1)
Warden, WA	Production Facility	Owned (1)

International:
Bergen-op-Zoom, The Netherlands	Production Facility	Owned (1)
Broekhuizenvorst, The Netherlands (b)	Production Facility	Owned (1)
Mar del Plata, Argentina	Production Facility	Owned (1)
Hallam, Australia	Production Facility and Cold Storage	Leased (1)
Hollabrunn, Austria (c)	Production Facility	Owned (1)
Kruiningen, The Netherlands	Production Facility	Owned (1)
Oosterbierum, The Netherlands	Production Facility	Owned (1)
Shangdu, China	Production Facility	Owned (1)
Taber, Canada	Production Facility and Cold Storage	Owned (1)
Ulanqab, China	Production Facility and Cold Storage	Owned (1)
Wisbech, The United Kingdom	Production Facility	Owned (1)
_____________________________________________________
(a)We own a 50% interest in this facility through our Lamb Weston RDO joint venture. We account for our ownership under the equity method of accounting.
(b)On June 4, 2026, we announced our intention to close this facility.
(c)We own a 75% interest in a joint venture in Austria that owns this facility. This joint venture’s financial results are consolidated in our financial statements.
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

On January 8, 2026, we announced the closure of our Munro, Argentina production facility and consolidation of production in Latin America to our new facility in Mar del Plata, Argentina. In addition, in February 2026, we permanently curtailed our Hallam South production facility in Australia, consolidating production for the region in our Hallam North production facility. For more information, see Note 4, Cost Savings Program and Restructuring, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. See also Note 15, Subsequent Events, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for information regarding our intent to close our manufacturing facility in Broekhuizenvorst, The Netherlands, announced on June 4, 2026.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the ticker symbol “LW.” At July 17, 2026, there were 8,809 holders of record of our common stock. The majority of holders of Lamb Weston common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
Purchases of Equity Securities by the Issuer
The following table presents information related to total shares purchased during the periods presented below:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
February 23, 2026 through March 22, 2026	710,503	$41.80	709,430	$278
March 23, 2026 through April 19, 2026	836,899	$40.42	830,156	$245
April 20, 2026 through May 31, 2026	2,506	$43.16	0	$245
Total	1,549,908
_____________________________________________________
(a)Represents repurchased shares of our common stock under our publicly announced share repurchase program, which were repurchased at a weighted average price of $41.04 per share, and shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 19, 2024, we announced that our Board increased our total share repurchase authorization under our existing $500 million share repurchase program (originally announced in 2018 and amended in 2021) by $250 million to an aggregate amount of $750 million. As of May 31, 2026, approximately $245 million remained authorized and available for repurchase under the program. The program has no expiration date. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions or accelerated share repurchases or other structured transactions.

Performance Graph

Our fiscal year 2025 Annual Report on Form 10-K included a comparison of the cumulative total return on our common stock with the Standard & Poor’s (“S&P”) 500 Index, the S&P 400 Packaged Foods Index, which we considered to be our peer group, and the S&P 500 Packaged Foods Index for the five years ended May 25, 2025. In March 2026, there were changes to the indices that Lamb Weston is included in, and, as a result, we believe that the S&P 600 Index is a more appropriate index than the S&P 500 for comparison of our stock performance. In addition, we believe the S&P 600 Packaged Foods Index is a more appropriate peer group than the S&P 400 Packaged Foods Index. Under SEC rules, if a company discloses a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared with both the newly disclosed index and the index used in the immediately preceding year.
Accordingly, the following graph and table compare the cumulative total return on our common stock with the cumulative total return of the S&P 600 Index, the S&P 500 Index, the S&P 600 Packaged Foods Index, the S&P 500 Packaged Foods Index, and the S&P 400 Packaged Foods Index, for the five years ended May 31, 2026 . The graph and table assume that $100 was invested in our common stock, the S&P 600 Index, S&P 500 Index, the S&P 600 Packaged Foods Index, the S&P 500 Packaged Foods Index, and the S&P 400 Packaged Foods Index on May 28, 2021, and that all dividends were reinvested. The cumulative total returns shown below are based on the last trading day in Lamb Weston’s fiscal year.

Comparison of Cumulative Total Return since May 28, 2021
$200
$180
$160
$140
$120
$100
$80
$60
May 28, 2021
May 27, 2022
May 26, 2023
May 24, 2024
May 23, 2025
May 29, 2026
Lamb Weston
S&P 600 Index
S&P 500 Index
S&P 600 Packaged Foods Index
S&P 500 Packaged Foods Index
S&P 400 Packaged Foods Index

	May 28, 2021	May 27, 2022	May 26, 2023	May 24, 2024	May 23, 2025	May 29, 2026
Lamb Weston	$100	$84	$136	$113	$65	$58
S&P 600 Index	$100	$92	$86	$101	$98	$133
S&P 500 Index	$100	$100	$103	$132	$146	$194
S&P 600 Packaged Foods Index	$100	$96	$100	$102	$96	$70
S&P 500 Packaged Foods Index	$100	$105	$116	$104	$95	$88
S&P 400 Packaged Foods Index	$100	$96	$99	$107	$102	$69
The above performance graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the provisions of Section 18, of the Exchange Act.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our results of operations and financial condition, which we refer to in this filing as “MD&A,” should be read in conjunction with the audited financial statements and the notes thereto. Discussions of fiscal 2024 items and fiscal year comparisons between fiscal 2025 and 2024 that are not included in this Form 10-K can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 25, 2025, which we filed with the SEC on July 23, 2025. Results for the fiscal year ended May 31, 2026 are not necessarily indicative of results that may be attained in the future.
Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted Selling, General and Administrative expenses (“SG&A”), Adjusted Income Tax Expense (Benefit), and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. We also present net sales excluding FX and net sales excluding FX and extra week. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, Adjusted Income Tax Expense (Benefit), Adjusted Equity Method Investment Earnings, net sales excluding FX, and net sales excluding FX and extra week, and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, net income, gross profit, SG&A, and equity method investment earnings and net sales, as applicable. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
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
During fiscal 2026, we operated our business in two reportable segments: North America and International. We report net sales and adjusted EBITDA by segment and on a consolidated basis. Net sales and Segment Adjusted EBITDA are the primary measures reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. For additional information on our reportable segments, see “Non-GAAP Financial Measures” below and Note 13, Segments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
Executive Summary
The following highlights our financial results for fiscal 2026. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
In fiscal 2026, we delivered a solid year, led by strong volume and share growth in North America, while making meaningful progress in executing our Focus to Win strategy.
Internationally, volume grew in Asia Pacific, and Latin America, which more than offset volume losses in EMEA. Increased competition, softer demand and the disruption of shipments in the Middle East due to the conflict in Iran resulted in a challenging year for the EMEA region. We continue to actively manage these issues.
We are encouraged by our momentum with customers, including new wins and continued strengthening of existing relationships, notably in North America. The quality and depth of our relationships combined with our focus on service, consistent delivery and exceptional product quality are contributing to share gains in North America.
We advanced our executing with excellence strategic pillar through supply chain and manufacturing operating improvements. The significant productivity gains lowered our cost per pound and generated cost savings to offset inflation and unexpected costs.
Our Cost Savings Program exceeded its first year milestone of $100 million in savings. Based on the success of the program to date in delivering structural savings to supply chain and reducing SG&A, we will continue to pursue additional opportunities to improve our cost structure and capital efficiency.

Our disciplined approach to working capital resulted in $942.9 million in cash provided by operating activities. We have completed our capital growth initiatives, opening our new facility in Argentina to serve the growing Latin America market, and reduced structural capital intensity, lowering capital expenditures by $240.6 million from the prior year, to $410.1 million. Finally, we returned a total of $320.7 million to shareholders through $207.5 million in cash dividends and $113.2 million in repurchases of common stock.
We have additional strategic work underway to focus our resources on our goal of generating sustainable long-term value for shareholders.
Outlook
In fiscal 2027, we believe customers and consumers will continue to prioritize french fries as a menu and at home item. Our outlook assumes global restaurant traffic will be flat. We expect low single-digit sales volume growth and a low single-digit decline in price/mix for the full year. Net sales are expected to be flat to up slightly on a comparable weeks basis. As a result of cost savings, improved efficiencies and lapping one-time items, earnings growth is expected to outpace sales growth. Fiscal 2027 is a 52-week period versus a 53-week period in fiscal 2026.
With growth investments behind us, cash used for capital expenditures, excluding acquisitions if any, is expected to be approximately $380 million to $410 million and cash from operations is expected in the range of $750 million to $800 million.
Results of Operations
53-Week Fiscal Year Ended May 31, 2026 Compared to 52-Week Fiscal Year Ended May 25, 2025

	Fiscal Year Ended
(in millions, except percentages)	May 31, 2026 (53 weeks)	May 25, 2025	% Increase (Decrease)	% Increase (Decrease) excl. FX
Segment net sales
North America	$4,395.2	$4,265.2	3%	3%
International	2,217.1	2,186.1	1%	(4)%
	$6,612.3	$6,451.3	2%	1%

Segment Adjusted EBITDA
North America	$1,142.4	$1,109.3	3%
International	$114.7	$257.6	(55)%
Net Sales
Net sales for fiscal 2026 increased $161.0 million, or 2%, to $6,612.3 million compared to the prior year. Fiscal 2026 benefited from a favorable foreign currency (“FX”) impact of $123.1 million or 1%. Sales volume increased 7% driven by volume increases in North America, APAC, and Latin America. Price/mix declined 6% driven by continued price and trade support for our customers and volume wins in lower priced, highly competitive channels. Fiscal 2026 also benefited $127.1 million from the 53rd week in the fiscal year.
North America segment net sales for fiscal 2026, which includes all sales to customers in the U.S., Canada, and Mexico, increased $130.0 million, or 3%, to $4,395.2 million compared to fiscal 2025. Sales volume increased 9% compared to the prior year driven by strong customer retention and contract wins in fiscal 2026. Price/mix declined 6%, reflecting new contract prices and the carryover impact of fiscal 2025 customer support. Fiscal 2026 also benefited $86.4 million from the 53rd week in the fiscal year.
International segment net sales for fiscal 2026, which includes all sales to customers outside of North America, increased $31.0 million, or 1%, to $2,217.1 million year-over-year, including a favorable $115.3 million, or 5%, impact from FX. Sales volume increased 2%, as growth in Asia Pacific and Latin America offset losses in EMEA driven by challenging market conditions. Price/mix declined 6%, reflecting increased competitive pricing across the segment. Fiscal 2026 also benefited $40.7 million from the 53rd week in the fiscal year.

Gross Profit
Gross profit declined $38.9 million versus fiscal 2025 to $1,359.7 million.
Adjusted Gross Profit declined $123.3 million versus the prior year to $1,337.2 million primarily reflecting unfavorable global price/mix, as well as an incremental $33.1 million pre-tax charge related to the write-offs of excess raw potatoes in our International segment due to lower than planned sales volumes. These costs were partially offset by higher volumes, lower manufacturing costs per pound, and improved operational efficiencies across the organization.
Selling, General and Administrative Expenses
SG&A increased $31.1 million versus fiscal 2025 to $664.6 million.
Adjusted SG&A declined $6.0 million versus the prior year to $598.4 million. Cost savings associated with our Focus to Win strategy were partially offset by higher operating expenses and $18.8 million of write-offs related to previously capitalized costs associated with projects no longer under development.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income declined $67.2 million from fiscal 2025 to $290.0 million.
Adjusted EBITDA declined $112.8 million versus fiscal 2025 to $1,147.2 million. Adjusted EBITDA benefited $28.9 million from the 53rd week in fiscal 2026.
North America Segment Adjusted EBITDA increased $32.9 million to $1,142.3 million in fiscal 2026. Higher sales volumes, along with lower manufacturing costs per pound and the benefit of cost savings more than offset inflation and customer investments. North America Segment Adjusted EBITDA benefited $25.5 million from the 53rd week in fiscal 2026.
International Segment Adjusted EBITDA declined $142.9 million to $114.7 million. The decrease primarily reflects lower sales excluding FX, price/mix and higher manufacturing costs per pound, driven by a an incremental $33.1 million charge related to the write-offs of excess raw potatoes, lower utilization of our international production facilities, and start-up expenses for our new plant in Argentina. These were partially offset by benefits from cost savings initiatives. International Segment Adjusted EBITDA benefited $4.0 million from the 53rd week in fiscal 2026.
Interest Expense, Net
Interest expense, net increased $0.5 million, versus fiscal 2025, to $180.5 million. For more information, see Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
Income Taxes
Income tax expense for fiscal 2026 was $128.1 million compared to $143.1 million in the prior year period. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 30.6% and 28.6% for fiscal 2026 and 2025, respectively.
For further information on income taxes, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
Equity Method Investment Earnings
Equity method investment earnings from unconsolidated joint ventures were $7.5 million and $15.2 million for fiscal 2026 and 2025, respectively. Adjusted Equity Method Investment Earnings were $7.5 million and $25.7 million for fiscal 2026 and 2025, respectively. The decline of $18.2 million in earnings was primarily the result of lower gross profit, with higher volumes more than offset by unfavorable price/mix. The results for the current and prior year reflect earnings associated with our 50% interest in Lamb Weston/RDO Frozen.

Fiscal 2026 Compared to Fiscal 2025 Balance Sheet Changes
Changes to our Consolidated Balance Sheet compared with May 25, 2025, were driven by a decline in inventories as we continued to align our global supply chain organization and our focus on optimizing inventory levels globally to meet customer needs, a decline in outstanding debt, including a reduction in the use of our revolving credit facility and long-term debt, and an increase in our treasury stock related to our stock repurchase program. These were mostly offset by an increase in accrued liabilities and deferred tax liabilities.
Liquidity and Capital Resources
As of May 31, 2026, we had $68.2 million of cash and cash equivalents, with $1,284.3 million additional amounts available for borrowing under our revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for the next 12 months and the foreseeable future thereafter. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our revolving credit facility, are our primary sources of liquidity for funding our business requirements. Our funding requirements include capital expenditures, changes in working capital, and returning cash to stockholders in the form of cash dividends and share repurchases. These expenditures could increase or decrease as a result of our financial results, future economic conditions, supply chain constraints for equipment, our regulatory compliance requirements, and other factors. At May 31, 2026, we had commitments for capital expenditures of $152.8 million.
Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	For the Fiscal Years Ended May
(in millions, except percentages)	2026	2025
Net cash flows provided by (used for):
Operating activities	942.9	868.3
Investing activities	(380.2)	(648.0)
Financing activities	(569.1)	(225.0)
	(6.4)	(4.7)
Effect of exchange rate changes on cash and cash equivalents	3.9	4.0
Net decrease in cash and cash equivalents	(2.5)	(0.7)
Cash and cash equivalents, beginning of period	70.7	71.4
Cash and cash equivalents, end of period	68.2	70.7
Operating Activities
During fiscal 2026, cash provided by operating activities increased $74.6 million to $942.9 million. The increase largely relates to $55.1 million of favorable changes in working capital, led by higher accrued liabilities tied to compensation and benefit accruals due to better performance achievement, lower inventories, and a $19.5 million increase in net income, adjusted for non-cash items. See “Results of Operations” in this MD&A for more information related to the increase in income from operations.
Investing Activities
Investing activities used $380.2 million of cash in fiscal 2026, compared with $648.0 million in fiscal 2025. Expenditures in fiscal 2026 primarily related to our investments to expand our french fry capacity in Argentina and other production facility modernization efforts. Expenditures in fiscal 2025 primarily related to our investments to expand our french fry capacity in the Netherlands, the U.S., and Argentina. The expansion in the U.S. was completed during the fourth quarter of fiscal 2024, the expansion in the Netherlands was completed during the second quarter of fiscal 2025, and the expansion in Argentina was completed in the first quarter of fiscal 2026. In addition, we had $26.0 million of proceeds from the sale of property, plant and equipment in fiscal 2026, an increase of $24.0 million over fiscal 2025. The prior year also included $21.1 million of gains from Argentina blue chip swap transactions.

Financing Activities
During fiscal 2026, we used $569.1 million of cash for financing activities. We had net repayments of $240.7 million related to short-term and long-term debt. In addition, we paid $207.5 million in cash dividends to common stockholders. We used $113.2 million to repurchase 2,344,468 shares of our common stock at a weighted-average price of $48.28 per share.
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
For more information about our debt, including among other items, our revolving credit facility, term loan facilities, interest rates, maturity dates, and covenants, see Note 8, Debt and Financing Obligations, of the Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. At May 31, 2026, we were in compliance with all covenants contained in our credit agreements.
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
A summary of our material cash requirements for our known contractual obligations as of May 31, 2026 are as follows:

(in millions)	Total	Payable within 12 Months
Total debt and financing obligations (a)	$3,928.7	$320.0
Interest on long-term debt (b)	691.1	174.7
Leases (a)	144.0	32.4
Purchase obligations and capital commitments (a)	1,179.0	363.5
Total	$5,942.8	$890.6
_____________________________________________________
(a)See the below Notes to the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information.
•Total debt and financing obligations. See Note 8, Debt and Financing Obligations, for more information on debt payments and the timing of expected future payments.
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
(b)Amounts represent estimated future interest payments assuming our long-term debt is held to maturity and using interest rates in effect as of May 31, 2026. This does not reflect a reduction for future estimated capitalized interest amounts.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of May 31, 2026 that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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
Sales Incentives and Trade Promotion Allowances
We promote our products with advertising, consumer incentives, and trade promotions. Sales incentives include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. The estimates for sales incentives are based principally on historical sales and redemption rates, influenced by judgments about current market conditions such as competitive activity in specific product categories.
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
The determination of sales incentive and trade promotion costs requires judgment and may change in the future as a result of changes in customer demand for our products and promotion participation, particularly for new programs related to the introduction of new products. Final determination of the total cost of promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. Because of the complexity of some of these trade promotions, the ultimate resolution may result in payments that are different from our estimates. As additional information becomes known, we may change our estimates. At May 31, 2026 and May 25, 2025, we had $100.3 million and $88.2 million, respectively, of accrued trade promotions payable recorded in “Accrued liabilities” on our Consolidated Balance Sheets.
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

•We establish accruals for unrecognized tax benefits when, despite the belief that our tax return positions are fully supported, we believe that an uncertain tax position does not meet the more-likely-than-not recognition threshold of Accounting Standards Codification (“ASC”) 740, Income Taxes. These contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular matter, we believe that the accruals for unrecognized tax benefits at May 31, 2026, reflect the estimated outcome of known tax contingencies as of such date in accordance with accounting for uncertainty in income taxes under ASC 740.
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
Goodwill
As of May 31, 2026, we had $1,130.1 million of goodwill recorded on our consolidated balance sheet. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Our annual impairment test is typically performed in the fourth quarter of each fiscal year.
We perform goodwill impairment tests at the reporting unit level, which represents an operating segment or a component of an operating segment. Our reporting units align with our operating segments. The impairment test may involve either a qualitative assessment or a quantitative assessment. In a qualitative assessment, we evaluate various factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates a potential impairment, or if we elect to bypass the qualitative assessment, we proceed to a quantitative test.
For quantitative goodwill impairment tests, we determine the fair value of our reporting units using an income approach. Under the income approach, we calculate the fair value of each reporting unit based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes to estimate the future cash flows used to determine the fair value of each reporting unit. Management’s estimates rely on various assumptions, including: future cash flows, projections of revenue growth rates, operating margins, capital expenditures, and working capital requirements. These are based on historical performance, current market conditions, our internal operating plans and strategies, discount rates, and a weighted-average cost of capital (WACC) that reflects the risk inherent in the projected cash flows. This rate is derived from market data for comparable companies and adjusted for specific reporting unit risk, country risk, or asset risks.
The key assumptions used in our impairment tests are inherently uncertain and require a high degree of estimation. Changes in economic and operating conditions, industry trends, competitive pressures, or our ability to execute strategic initiatives could materially impact these assumptions and, consequently, the estimated fair values. Variations between actual operating results and our forecasts, or unfavorable changes in market factors such as interest rates or comparable company earnings multiples, could lead to future impairment charges.
As of May 31, 2026, we performed a quantitative impairment test for the International reporting unit and a qualitative assessment for the North America reporting unit. The International reporting unit’s estimated fair value exceeded its carrying value; however, its fair value is more sensitive to changes in projected operating results and key assumptions, including discount rates. In a future period, lower-than-expected sales or profitability and/or an increase in the WACC could reduce the International reporting unit’s estimated fair value and result in a goodwill impairment. Our qualitative assessment indicated that it is more likely than not that the North America reporting unit’s fair value exceeded its carrying value as of May 31, 2026.

New and Recently Issued Accounting Standards
For a listing of new and recently issued accounting standards, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
Non-GAAP Financial Measures
To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, Adjusted Income Tax Expense (Benefit), and Adjusted Equity Method Investment Earnings, each of which is considered a non-GAAP financial measure. We also present net sales excluding FX and net sales excluding FX and extra week, which provide information on net sales as if foreign currency exchange rates had remained constant between the current and prior-year periods, and as if there were only fifty-two weeks in the current fiscal year. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding impacts of foreign currency exchange translation and unrealized mark-to-market derivative gains and losses and other items affecting comparability between periods, (ii) permit investors to view our operating and financial performance using the same tools that management uses to evaluate performance across periods and to make budgeting, operating and strategic decisions, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our operating and financial performance. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with their most directly comparable GAAP financial measure and corresponding reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.
The non-GAAP financial measures presented in this report should be viewed in addition to, and not as alternatives for, financial measures prepared in accordance with GAAP that are also presented in this report. These measures are not substitutes for their comparable GAAP financial measures, such as net income, gross profit, SG&A, income tax expense, equity method investment earnings, net sales, or other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this report may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures the same way we do.

The following table reconciles net income to Adjusted EBITDA.

	For the Fiscal Years Ended May
	2026	2025
Net income (a)	$290.0	$357.2
Interest expense, net	180.5	180.0
Income tax expense	128.1	143.1
Income from operations including equity method investment earnings	598.6	680.3
Depreciation and amortization (b)	400.9	378.2
Unrealized derivative gains	(20.1)	(23.1)
Foreign currency exchange (gains) losses	(8.2)	15.2
Blue chip swap transaction gains	—	(21.1)
Stock based compensation	46.2	39.5
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses	111.6	185.8
Shareholder activism expense	4.0	5.2
Pension termination	14.2	—
Adjusted EBITDA	$1,147.2	$1,260.0
_____________________________________________________
(a)Net income included the following:
i.Fiscal 2026 included Cost Savings Program, Restructuring Plan, and other expenses of $111.6 million ($98.1 million after-tax, or $0.71 per share) related to the Cost Savings Program announced on July 23, 2025 and the Restructuring Plan announced on October 1, 2024. Fiscal 2025 included $185.8 million ($143.7 million after-tax, or $1.01 per share) of expenses related to the Cost Savings Program, Restructuring Plan, and other expenses;
ii.Unrealized gains of $20.1 million ($15.2 million after-tax, or $0.11 per share) and $23.1 million ($17.2 million after-tax, or $0.12 per share) related to mark-to-market adjustments associated with commodity and currency hedging contracts for fiscal 2026 and 2025, respectively;
iii.Foreign currency exchange losses of $8.2 million ($5.7 million after-tax, or $0.05 per share) and gains of $15.2 million ($10.9 million after-tax, or $0.07 per share) for fiscal 2026 and 2025, respectively;
iv.Fiscal 2025 included blue chip swap transaction gains of $21.1 million ($20.0 million after-tax or $0.14 per share);
v.Stock-based compensation expense of $46.2 million ($38.5 million after-tax, or $0.28 per share) and $39.5 million ($33.4 million after-tax, or $0.23 per share) for fiscal 2026 and 2025, respectively;
vi.Advisory fees related to shareholder activism matters of $4.0 million ($3.1 million after-tax, or $0.02 per share) and $5.2 million ($4.0 million after-tax, or $0.03 per share) for for fiscal 2026 and 2025, respectively;
vii.Fiscal 2026 included pension settlement charges of $14.2 million ($11.0 million after-tax, or $0.08 per share) to fully fund the Company’s defined benefit pension plan, enabling lump sum payments to participants and transferring the remaining obligations and related plan assets to an insurer through a group annuity contract; and
viii.Fiscal 2025 included an estimated $31 million loss related to the voluntary product withdrawal that occurred in the fourth quarter of fiscal 2024. The total charge to reporting segments was approximately $19 million to the North America segment and approximately $12 million to the International segment.
(b)Depreciation and amortization included interest expense, income tax expense, and depreciation and amortization from equity method investments of $8.8 million and $8.2 million for fiscal 2026 and 2025, respectively.

The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, income tax expense (benefit) to Adjusted Income Tax Expense (Benefit), and equity method investment earnings to Adjusted Equity Method Investment Earnings:

Fiscal Year Ended May 31, 2026		Gross Profit	SG&A	Income Tax Expense (Benefit) (a)	Equity Method Investment Earnings
As reported		$1,359.7	$664.6	$128.1	$7.5
Unrealized derivative gains and losses	(b)	(30.1)	(10.0)	(4.9)	—
Foreign currency exchange gains	(b)	—	8.2	(2.5)	—
Stock-based compensation	(b)	—	(46.2)	7.7	—
Items impacting comparability:	(b)
Cost Savings Program, Restructuring Plan, and other expenses		7.6	—	13.5	—
Shareholder activism expense		—	(4.0)	0.9	—
Pension settlement		—	(14.2)	3.2	—
Total adjustments		(22.5)	(66.2)	17.9	—
Adjusted		$1,337.2	$598.4	$146.0	$7.5

Fiscal Year Ended May 25, 2025
As reported		$1,398.6	$633.5	$143.1	$15.2
Unrealized derivative gains	(b)	(13.4)	9.7	(5.9)	—
Foreign currency exchange losses	(b)	—	(15.2)	4.3	—
Blue chip swap transaction gains	(b)	—	21.1	(1.1)	—
Stock-based compensation	(b)	—	(39.5)	6.1	—
Items impacting comparability:	(b)
Restructuring Plan expenses		75.3	—	42.1	10.5
Shareholder activism expense		—	(5.2)	1.2	—
Total adjustments		61.9	(29.1)	46.7	10.5
Adjusted		$1,460.5	$604.4	$189.8	$25.7
_____________________________________________________
(a)Items are tax effected at the marginal rate based on the applicable tax jurisdiction.
(b)See footnotes in the reconciliation of net income to Adjusted EBITDA above for further discussion.
The following table reconciles net sales to net sales excluding FX and net sales excluding FX and extra week.

Fifty-Three Weeks Ended May 31, 2026	Net Sales	FX	Net Sales excluding FX	Extra Week	Net Sales excluding FX and Extra Week
North America	$4,395.2	$(7.8)	$4,387.4	$(86.4)	$4,301.0
International	2,217.1	(115.3)	2,101.8	(40.7)	2,061.1
	$6,612.3	$(123.1)	$6,489.2	$(127.1)	$6,362.1
The following table reconciles Segment Adjusted EBITDA to Segment Adjusted EBITDA excluding extra week.

Fifty-Three Weeks Ended May 31, 2026 (a)	Segment Adjusted EBITDA	Extra Week	Segment Adjusted EBITDA excluding Extra Week
North America	$1,142.3	$(25.5)	$1,116.8
International	114.7	(4.0)	110.7
Unallocated corporate costs	(109.8)	0.6	(109.2)
	$1,147.2	$(28.9)	$1,118.3
_____________________________________________________
(a)Foreign currency impact on Segment Adjusted EBITDA is immaterial as favorable net sales impact is offset by unfavorable operating expense impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, changes in currency rates, and interest rates. In the normal course of business, we may periodically enter into derivatives to minimize these risks, but not for trading purposes. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of May 31, 2026 and May 25, 2025. Actual results may differ materially.
Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. We may use commodity swap or forward purchase contracts, in addition to sourcing from multiple providers, to manage risks associated with market fluctuations in oil and energy prices. Based on our open commodity contract hedge positions as of May 31, 2026, a hypothetical 10% decline in market prices applied to the fair value of the instruments would result in a charge to “Cost of sales” of $8.8 million ($6.7 million after-tax). Based on our open commodity hedge positions as of May 25, 2025, a hypothetical 10% decline in market prices applied to the fair value of the instruments would have resulted in a charge to “Cost of sales” of $6.8 million ($5.1 million after-tax). It should be noted that any change in the fair value of the contracts, real or hypothetical, likely would be substantially offset by an inverse change in the value of the underlying hedged item.
Foreign Currency Exchange Rate Risk
We are subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our operations in foreign countries export to, and compete with imports from, other regions. As such, currency movements can have a number of direct and indirect impacts on our financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of exports out of the United States (and the impact on local currency pricing of products that are traded internationally). The currency that has the most impact is the Euro. From time to time, we may economically hedge currency risk with foreign currency contracts, such as forward contracts. Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a hypothetical 10% adverse change in exchange rates versus the U.S. dollar would result in losses of $67.3 million ($51.1 million after-tax) and $68.5 million ($52.1 million after-tax) as of May 31, 2026 and May 25, 2025, respectively.
Interest Rate Risk
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. At May 31, 2026, we had $2,935.4 million of fixed-rate and $989.3 million of variable-rate debt outstanding. At May 25, 2025, we had $2,976.6 million of fixed-rate and $1,166.4 million of variable-rate debt outstanding. A one percent increase in interest rates related to variable-rate debt would result in an annual increase in interest expense and a corresponding decrease in income before taxes of $10.0 million annually ($7.9 million after-tax) and $11.8 million annually ($9.2 million after-tax) at May 31, 2026 and May 25, 2025, respectively.
For more information about our debt, see Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lamb Weston Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lamb Weston Holdings, Inc. and subsidiaries (the Company) as of May 31, 2026 and May 25, 2025, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 31, 2026, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and May 25, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over the finished goods inventory held at third-party warehouse locations
As discussed in Note 1 to the consolidated financial statements, the Company has recognized finished goods inventory of $704.2 million as of May 31, 2026, the majority of which is held at third-party warehouse locations. The tracking of the existence and completeness of finished goods inventory quantities held at third-party warehouse locations is reliant upon manual processes and automated processes within the Company’s enterprise resource planning system.
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
We evaluated the design and tested the operating effectiveness of certain internal controls within the Company’s inventory process, including controls over finished goods inventory quantities held at third-party warehouse locations. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT and application controls related to the Company’s process of recording finished goods inventory quantities held at third-party warehouse locations. We tested the existence and completeness of finished goods inventory by observing a sample of physical inventory counts near year-end. We also obtained external confirmation of inventory quantities held at certain third-party warehouse locations for a sample of locations. In addition, we evaluated the overall sufficiency of audit evidence obtained over finished goods inventory quantities held at third-party warehouse locations by assessing the results of procedures performed including the appropriateness of such evidence.
We have served as the Company’s auditor since 2016.
/s/ KPMG LLP
Boise, Idaho
July 24, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Lamb Weston Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Lamb Weston Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2026 and May 25, 2025, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 31, 2026, and the related notes and consolidated financial statement schedule (collectively, the consolidated financial statements), and our report dated July 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Boise, Idaho
July 24, 2026

Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(dollars in millions, except per share amounts)

	For the Fiscal Years Ended May
	2026	2025	2024
Net sales	$6,612.3	$6,451.3	$6,467.6
Cost of sales	5,252.6	5,052.7	4,700.9
Gross profit	1,359.7	1,398.6	1,766.7
Selling, general and administrative expenses	664.6	633.5	701.4
Cost Savings Program and Restructuring expenses, net	104.0	100.0	—
Income from operations	591.1	665.1	1,065.3
Interest expense, net	180.5	180.0	135.8
Income before income taxes and equity method earnings	410.6	485.1	929.5
Income tax expense	128.1	143.1	230.0
Equity method investment earnings	7.5	15.2	26.0
Net income	$290.0	$357.2	$725.5
Earnings per share:
Basic	$2.09	$2.51	$5.01
Diluted	$2.08	$2.50	$4.98
Weighted average common shares outstanding:
Basic	138.9	142.2	144.9
Diluted	139.1	142.7	145.6
See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(dollars in millions)

	For the Fiscal Years Ended May
	2026			2025			2024
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$418.1	$(128.1)	$290.0	$500.3	$(143.1)	$357.2	$955.5	$(230.0)	$725.5
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations gains (losses)	6.3	(0.9)	5.4	1.0	(0.3)	0.7	(5.9)	1.3	(4.6)
Unrealized currency translation gains	72.1	—	72.1	66.6	0.5	67.1	19.3	(0.4)	18.9
Other	(0.2)	—	(0.2)	(0.5)	0.1	(0.4)	(0.5)	0.1	(0.4)
Comprehensive income	$496.3	$(129.0)	$367.3	$567.4	$(142.8)	$424.6	$968.4	$(229.0)	$739.4
See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(dollars in millions, except share data)

	May 31, 2026	May 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$68.2	$70.7
Receivables, net of allowances of $1.9 and $0.9	779.1	781.6
Inventories	968.5	1,035.4
Prepaid expenses and other current assets	198.6	145.0
Total current assets	2,014.4	2,032.7
Property, plant and equipment, net	3,690.0	3,687.9
Operating lease assets	111.6	113.2
Goodwill	1,130.1	1,090.2
Intangible assets, net	108.3	114.0
Other assets	325.7	354.6
Total assets	$7,380.1	$7,392.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$249.4	$370.8
Current portion of long-term debt and financing obligations	70.6	77.8
Accounts payable	613.1	616.4
Accrued liabilities	482.4	411.0
Total current liabilities	1,415.5	1,476.0
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,595.2	3,682.8
Deferred income taxes	297.5	253.5
Other noncurrent liabilities	247.0	242.6
Total long-term liabilities	4,139.7	4,178.9
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 152,134,757 and 151,390,267 shares issued	152.1	151.4
Treasury stock, at cost, 14,679,316 and 12,152,507 common shares	(961.8)	(838.0)
Additional distributed capital	(426.9)	(479.1)
Retained earnings	2,929.7	2,848.9
Accumulated other comprehensive income	131.8	54.5
Total stockholders’ equity	1,824.9	1,737.7
Total liabilities and stockholders’ equity	$7,380.1	$7,392.6

See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(dollars in millions, except share and per share data)

	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at May 28, 2023	145,665,683	$150.3	$(314.3)	$(558.6)	$2,160.7	$(26.8)	$1,411.3
Dividends declared, $1.28 per share	—	—	—	—	(184.9)	—	(184.9)
Common stock issued	441,886	0.4	—	0.3	—	—	0.7
Stock-settled, stock-based compensation expense	—	—	—	46.8	—	—	46.8
Repurchase of common stock and common stock withheld to cover taxes	(2,440,913)	—	(225.3)	—	—	—	(225.3)
Other	—	—	(1.3)	2.6	(1.5)	—	(0.2)
Comprehensive income	—	—	—	—	725.5	13.9	739.4
Balance at May 26, 2024	143,666,656	$150.7	$(540.9)	$(508.9)	$2,699.8	$(12.9)	$1,787.8
Dividends declared, $1.46 per share	—	—	—	—	(206.9)	—	(206.9)
Common stock issued	654,870	0.7	—	(0.6)	—	—	0.1
Stock-settled, stock-based compensation expense	—	—	—	39.4	—	—	39.4
Repurchase of common stock and common stock withheld to cover taxes	(5,083,766)	—	(294.4)	—	—	—	(294.4)
Other	—	—	(2.7)	(9.0)	(1.2)	—	(12.9)
Comprehensive income	—	—	—	—	357.2	67.4	424.6
Balance at May 25, 2025	139,237,760	$151.4	$(838.0)	$(479.1)	$2,848.9	$54.5	$1,737.7
Dividends declared, $1.50 per share	—	—	—	—	(208.0)	—	(208.0)
Common stock issued	744,490	0.7	—	3.8	—	—	4.5
Stock-settled, stock-based compensation expense	—	—	—	46.2	—	—	46.2
Repurchase of common stock and common stock withheld to cover taxes	(2,526,809)	—	(122.8)	—	—	—	(122.8)
Other	—	—	(1.0)	2.2	(1.2)	—	—
Comprehensive income	—	—	—	—	290.0	77.3	367.3
Balance at May 31, 2026	137,455,441	$152.1	$(961.8)	$(426.9)	$2,929.7	$131.8	$1,824.9
See Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(dollars in millions)

	For Fiscal Year
	2026	2025	2024
Cash flows from operating activities
Net income	$290.0	$357.2	$725.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	396.7	374.8	306.8
Stock-settled, stock-based compensation expense	46.2	39.5	46.8
Equity method investment (earnings) loss, net of distributions	(2.5)	11.9	(15.5)
Deferred income taxes	40.5	0.6	(1.3)
Cost Savings Program and Restructuring expenses	37.8	48.7	—
Blue chip swap transaction gains	—	(21.1)	(18.0)
Other	1.0	(21.4)	24.9
Changes in operating assets and liabilities:
Receivables	20.3	(22.2)	(15.1)
Inventories	77.8	112.6	(203.3)
Income taxes payable/receivable, net	(41.9)	(10.3)	20.1
Prepaid expenses and other current assets	(2.6)	9.5	9.7
Accounts payable	(1.5)	2.0	36.5
Accrued liabilities	81.1	(13.5)	(118.9)
Net cash provided by operating activities	$942.9	$868.3	$798.2
Cash flows from investing activities
Additions to property, plant and equipment	(402.7)	(638.2)	(929.5)
Additions to other long-term assets	(7.4)	(33.6)	(62.3)
Acquisition of business, net of cash acquired	—	—	(10.5)
Proceeds from sale of property, plant and equipment	26.0	2.0	—
Proceeds from blue chip swap transactions, net of purchases	—	21.1	18.0
Other	3.9	0.7	0.2
Net cash used for investing activities	$(380.2)	$(648.0)	$(984.1)
Cash flows from financing activities
Proceeds from short-term borrowings	1,169.8	1,738.5	1,074.9
Repayments of short-term borrowings	(1,296.9)	(1,695.7)	(910.0)
Proceeds from issuance of debt	103.5	525.3	592.0
Repayments of debt and financing obligations	(217.1)	(276.6)	(401.1)
Dividends paid	(207.5)	(206.9)	(174.0)
Repurchase of common stock and common stock withheld to cover taxes	(122.8)	(294.4)	(225.3)
Other	1.9	(15.2)	(4.5)
Net cash used for financing activities	$(569.1)	$(225.0)	$(48.0)
Effect of exchange rate changes on cash and cash equivalents	3.9	4.0	0.5
Net decrease in cash and cash equivalents	(2.5)	(0.7)	(233.4)
Cash and cash equivalents, beginning of period	70.7	71.4	304.8
Cash and cash equivalents, end of period	$68.2	$70.7	$71.4
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
Basis of Presentation
These Consolidated Financial Statements present the financial results of Lamb Weston for the fiscal years ended May 31, 2026, May 25, 2025, and May 26, 2024 (“fiscal 2026, 2025, and 2024”), and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). The fiscal year of Lamb Weston ends the last Sunday in May. The fiscal years for the Consolidated Financial Statements presented consist of a 53-week period for fiscal 2026 and 52-week periods for fiscal 2025 and 2024.
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
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including but not limited to those related to the measurement of assets acquired and the liabilities assumed based on the fair value at the acquisition date, provisions for income taxes, estimates of sales incentives and trade promotion allowances, and valuation of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the Consolidated Financial Statements in future periods.
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
The nature of our contracts varies based on the business, customer type, and region; however, in all instances it is our customary business practice to receive a valid order from the customer, in which each party’s rights and related payment terms are clearly identifiable. Our payment terms are consistent with industry standards and generally include early pay discounts. Amounts billed and due from customers are short-term in nature and are classified as receivables, since payments are unconditional and only the passage of time is required before payments are due. As of May 31, 2026 and May 25, 2025, we had $134.2 million and $132.7 million, respectively, of unbilled receivables for customized products for which we have recognized revenue and recorded the amounts in “Receivables” on our Consolidated Balance Sheets. We generally do not offer financing to our customers. We also do not provide a general right of return. However, customers may seek to return defective or non-conforming products. Following a customer return, we may offer remedies, including cash refunds, credit towards future purchases, or product replacement. As a result, customers’ right of return and related refund or product liabilities are estimated and recorded as reductions in revenue.

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
Advertising and Promotion
Advertising and promotion expenses totaled $36.6 million, $35.8 million, and $49.7 million in fiscal 2026, 2025, and 2024, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings as the expenses are incurred.
Research and Development
Research and development costs are expensed as incurred and totaled $18.9 million, $22.0 million, and $26.4 million in fiscal 2026, 2025, and 2024, respectively, and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.
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
Pension and Post-Retirement Benefits
Certain U.S. employees were covered by a defined benefit pension plan (the “Pension Plan”) which was terminated for all participants in fiscal 2026. During fiscal 2024, the Employee Benefit Investment Committee (“EBIC”) approved a resolution to terminate the Pension Plan, and in July 2024, the Pension Plan was formally amended to approve the termination. On July 1, 2025, the Pension Plan began paying benefits via lump-sum payments to eligible participants electing that option totaling $27.4 million and the Pension Plan purchased annuity contracts from an insurance company during the second and third quarters of fiscal 2026, which irrevocably transferred $9.9 million of the Pension Plan’s obligations and related assets to the selected insurance company. As a result of the Pension Plan termination, we recorded a $14.2 million pre-tax non-cash pension settlement charge in fiscal 2026.
As part of the termination process, in fiscal 2026 we contributed $14.6 million to fully fund the Pension Plan for required lump-sum payments, the purchase of annuity contracts, and payment to the Pension Benefit Guaranty Corporation for participants who did not elect one of the other two options. In fiscal 2025, we contributed $0.6 million. Prior to the Pension Plan’s termination, we made pension plan contributions that were sufficient to fund our actuarial determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended.
We also have a nonqualified defined benefit pension plan that provides unfunded supplemental retirement benefits to certain U.S. executives. This plan is closed to new participants and pension benefit accruals are frozen for active participants.
U.S. employees are eligible to participate in a defined contribution savings plan with employer matching provisions. Eligible employees participate in a contributory defined contribution plan (“the 401(k) Plan”), which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Regardless of employee participation level, we generally provide a 3% contribution to the 401(k) Plan. In addition to this, we will generally match 100% of the first 6% of the participating employee’s contribution election to the 401(k) Plan. The Plan’s matching contributions have a five-year graded vesting with 20% vesting each year. We made employer contributions of $41.2 million, $41.5 million, and $48.1 million in fiscal 2026, 2025, and 2024, respectively.

We sponsor a non-qualified deferred compensation savings plan that permits eligible U.S. employees to continue to make deferrals and receive company matching contributions when their contributions to the 401(k) Plan are stopped due to limitations under U.S. tax law. In addition, we sponsor a non-qualified deferred compensation plan for non-employee directors that allow directors to defer their cash compensation and stock awards. Both deferred compensation plans are unfunded non-qualified defined contribution plans. Participant deferrals and company matching contributions (for the employee deferred compensation plan only) are not invested in separate trusts, but are paid directly from our general assets at the time benefits become due and payable. At May 31, 2026 and May 25, 2025, we had $25.5 million and $27.0 million, respectively, of liabilities attributable to participation in our deferred compensation plans recorded on our Consolidated Balance Sheets.
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

(in millions)	May 31, 2026	May 25, 2025
Raw materials and packaging	$145.8	$171.5
Finished goods	704.2	755.7
Supplies and other	118.5	108.2
Inventories	$968.5	$1,035.4
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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. The amount of interest capitalized from construction in progress was $12.5 million, $25.9 million, and $49.5 million in fiscal 2026, 2025, and 2024, respectively. Construction in progress does not include deposits made on equipment, materials, and services yet to be received; refer to Note 6, Other Assets in these Notes to Consolidated Financial Statements for more information. Repairs and maintenance costs are expensed as incurred. The components of property, plant and equipment were as follows:

(in millions)	May 31, 2026	May 25, 2025
Land and land improvements	$221.2	$191.6
Buildings, machinery and equipment	5,689.0	5,136.3
Furniture, fixtures, office equipment and other	144.0	161.9
Construction in progress	327.3	551.7
Property, plant and equipment, at cost	6,381.5	6,041.5
Less accumulated depreciation	(2,691.5)	(2,353.6)
Property, plant and equipment, net	$3,690.0	$3,687.9
Depreciation is computed on a straight-line basis over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1-20 years
Buildings and building improvements	10-40 years
Machinery and equipment	5-20 years
Furniture, fixtures, office equipment, and other	3-15 years
Below is a breakout between Cost of sales (“COS”) and Selling, general and administrative expenses (“SG&A”) for depreciation and total amortization for fiscal 2026, 2025, and 2024 :

(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Depreciation - COS	$341.7	$323.7	$266.1
Depreciation - SG&A	13.7	15.0	12.1
	$355.4	$338.7	$278.2

Amortization	$36.4	$31.4	$19.6
At May 31, 2026 and May 25, 2025, purchases of property, plant and equipment included in accounts payable were $76.5 million and $85.4 million, respectively.
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
Goodwill and Other Identifiable Intangible Assets
We perform an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. We have an option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amounts, then a quantitative goodwill impairment test is not required to be performed. For quantitative goodwill impairment tests, we determine the fair value of our reporting units using an income approach. Under the income approach, we calculate the fair value of each reporting unit based on the present value of estimated future cash flows. If the carrying amount of the reporting units is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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
Foreign currency transactions resulted in a gain of $8.2 million in fiscal 2026 and losses of $15.2 million and $28.6 million for fiscal 2025 and 2024, respectively. These amounts were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.
Derivative Financial Instruments
We use derivatives and other financial instruments to hedge a portion of our commodity, currency and interest rate risks. We do not hold or issue derivatives and other financial instruments for trading purposes. Derivative instruments are reported in our Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale exception (“NPNS”) under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized. Changes in derivative instrument values are recognized in “Cost of sales” and “Selling, general and administrative expenses” in our Consolidated Statements of Earnings. We do not designate commodity or interest rate derivatives to achieve hedge accounting treatment.
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
See Note 3, Income Taxes, for more information.

New and Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures, particularly around rate reconciliations and income taxes paid information. We have prospectively adopted ASU 2023-09 for our Annual Report on Form 10-K for fiscal 2026 and additional required disclosures have been included within Note 3, Income Taxes.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Targeted Improvements to Accounting for Internal-Use Software. This guidance provides criteria that must be met for entities to capitalize software development costs and factors to consider if there is significant uncertainty associated with the development activities of software. This guidance is effective for interim periods beginning in our fiscal year 2029. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This guidance is effective for interim periods beginning in our fiscal year 2029. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our Consolidated Financial Statements.

2.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	For the Fiscal Years Ended May
(in millions, except per share amounts)	2026	2025	2024
Numerator:
Net income	$290.0	$357.2	$725.5

Denominator:
Basic weighted average common shares outstanding	138.9	142.2	144.9
Add: Dilutive effect of employee incentive plans (a)	0.2	0.5	0.8
Diluted weighted average common shares outstanding	139.1	142.7	145.6

Earnings per share:
Basic	$2.09	$2.51	$5.01
Diluted	$2.08	$2.50	$4.98
_____________________________________________________
(a)Potential dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance share awards. As of May 31, 2026 and May 25, 2025, we excluded 5.7 million and 0.8 million, respectively, of shares of stock-based awards from the computation of diluted earnings per share because they would be antidilutive. As of May 26, 2024, an insignificant number of stock-based awards were excluded from the computation of diluted earnings per share because they would be antidilutive.

3.    INCOME TAXES
Pre-tax income (loss), inclusive of equity method investment earnings, consisted of the following:

	For the Fiscal Years Ended May
(in millions)	2026	2025	2024
United States	$500.8	$418.1	$807.8
Non-U.S.	(82.7)	82.2	147.7
Total pre-tax income	$418.1	$500.3	$955.5
The provision for income taxes included the following:

	For the Fiscal Years Ended May
(in millions)	2026	2025	2024
Current
U.S. federal	$79.0	$85.7	$140.5
State and local	14.4	6.3	36.1
Non-U.S.	(6.0)	50.7	54.8
Total current provision for taxes	87.4	142.7	231.4

Deferred
U.S. federal	32.9	(1.3)	27.7
State and local	3.8	(0.6)	(14.6)
Non-U.S.	4.0	2.3	(14.5)
Total deferred provision for taxes	$40.7	$0.4	$(1.4)
Total provision for taxes	$128.1	$143.1	$230.0
The following table reconciles the U.S. statutory tax rate of 21% on income before taxes, including equity method earnings, with the actual provision for income taxes:

	For the Fiscal Year Ended May
(in millions)	2026
	Amount ($)	Percent
Provision computed at U.S. Federal statutory rate	$87.8	21.0%
Domestic federal tax effects:
Tax credits	(0.4)	(0.1)%
Effects of cross-border tax laws	(2.3)	(0.6)%
Non-taxable or non-deductible items	6.2	1.5%
Other	0.2	—%
Domestic state and local income taxes, net of federal effect (a)	7.0	1.7%
Foreign tax effects:
Argentina
Tax rate differential	(5.9)	(1.4)%
Non-deductible FX translation	9.9	2.4%
Change in valuation allowance	6.8	1.6%
Other	3.8	0.9%
Australia
Change in valuation allowance	8.9	2.1%
Other	(2.9)	(0.7)%
Netherlands	(5.6)	(1.3)%
Other foreign jurisdictions	2.0	0.5%
Worldwide changes in unrecognized tax benefits	12.6	3.0%
Effective income tax rate (b)	$128.1	30.6%
_____________________________________________________
(a)Oregon, Illinois, and Texas are the primary jurisdictions contributing to this category, with their state taxes accounting for more than 50 percent of the total tax effect.
(b)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings.

As previously disclosed for fiscal years 2025 and 2024, prior to our adoption of ASU 2023-09, the effective income tax rate differed from the statutory federal income tax rate as follows:

	For the Fiscal Years Ended May
(in millions)	2025	2024
Provision computed at U.S. statutory rate	$105.1	$200.7
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	5.1	20.1
Non-U.S. operations (a)	19.0	5.5
Change in valuation allowance (b)	14.7	3.6
Other	(0.8)	0.1
Total income tax expense	$143.1	$230.0
Effective income tax rate (c)	28.6%	24.1%
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
(c)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings.
Income Taxes Paid
The details of fiscal 2026 cash payments net of refunds are set forth below:

For the Fiscal Year Ended May
(in millions)	2026
US federal	$83.2
US state and local	7.7
Foreign:
Netherlands	11.0
Other foreign jurisdictions	16.9
Total foreign	27.9
Total cash taxes paid, net of refunds	$118.8
As previously disclosed prior to our adoption of ASU 2023-09, income taxes paid net of refunds were $149.7 million and $188.8 million in fiscal 2025 and 2024 respectively.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred income tax assets and liabilities were as follows:

	May 31, 2026		May 25, 2025
(in millions)	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$298.5	$—	$297.9
Goodwill and other intangible assets	17.7	—	17.1	—
Compensation and benefit related liabilities	20.4	—	26.3	—
Net operating loss and credit carryforwards (a)	47.8	—	34.1	—
Accrued expenses and other liabilities	9.7	—	12.2	—
Inventory and inventory reserves	10.0	—	8.7	—
Lease obligations	28.4	—	28.9	—
Operating lease assets	—	25.9	—	26.6
R&D expenditures capitalization	2.3	—	18.4	—
Equity method investments	—	7.2	—	5.7
Other	7.3	23.4	9.8	12.0
	143.6	355.0	155.5	342.2
Less: Valuation allowance (b)	(83.6)	—	(65.7)	—
Net deferred taxes (c)	$60.0	$355.0	$89.8	$342.2
_____________________________________________________
(a)At May 31, 2026, Lamb Weston had approximately $109.3 million of gross ($30.0 million after-tax) non-U.S. net operating loss carryforwards, of which $8.1 million (after-tax) will expire by fiscal 2032. The remaining $21.9 million (after-tax) non-U.S. net operating loss carryforwards will not expire. Lamb Weston also had a non-U.S. tax credit carryforward of $2.3 million, which will expire by fiscal 2034, a state business credit carryforward of $14.5 million (net of federal benefit), which will expire by fiscal 2040, and $1.0 million foreign tax credit.
(b)$48.3 million of the valuation allowance is related to non-amortizable intangible assets in the United States, and $35.3 million is attributable to valuation allowances against certain international deferred tax assets.
(c)Deferred tax assets of $2.4 million and $1.1 million, as of May 31, 2026 and May 25, 2025, respectively, were presented in “Other assets.” Deferred tax liabilities of $297.5 million and $253.5 million as of May 31, 2026 and May 25, 2025, respectively, were presented in “Deferred income taxes” as "Long-term liabilities" on the Consolidated Balance Sheets. The deferred tax asset and liability net position is determined by tax jurisdiction.
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

Uncertain Tax Positions
The aggregate changes in the gross amount of unrecognized tax benefits, excluding interest and penalties consisted of the following:

	For the Fiscal Years Ended May
(in millions)	2026	2025	2024
Beginning balance	$82.6	$79.6	$59.6
Decreases from positions established during prior fiscal years	(1.1)	(1.5)	(3.6)
Increases from positions established during current and prior fiscal years	27.5	16.6	29.4
Decreases relating to settlements with taxing authorities	—	(1.7)	(0.5)
Expiration of statute of limitations	(12.7)	(10.4)	(5.3)
Ending balance (a)	$96.3	$82.6	$79.6
_____________________________________________________
(a)If we were to prevail on the unrecognized tax benefits recorded as of May 31, 2026 and May 25, 2025, it would result in a tax benefit of $83.4 million and $71.4 million, respectively, and a reduction in the effective tax rate. The ending balances exclude $19.5 million and $17.8 million of gross interest and penalties in fiscal 2026 and 2025, respectively. We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.
Lamb Weston conducts business and files tax returns in numerous countries, states, and local jurisdictions. We do not have any significant open tax audits. Major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.
4.    COST SAVINGS PROGRAM AND RESTRUCTURING
We announced a cost savings program (the “Cost Savings Program”) in July 2025 and a restructuring plan (the “Restructuring Plan”) in October 2024. During fiscal 2026, we also undertook additional restructuring actions, including the permanent closure of certain production facilities to improve asset utilization in our International segment, and completed sales of certain non-core assets as part of our Focus to Win strategy, a strategic plan we announced in July 2025 to focus on four pillars including (1) prioritizing markets and channels, (2) strengthening customer partnerships, (3) achieving executional excellence and (4) setting the pace for industry-leading innovation. This strategic plan includes our Cost Savings Program. The restructuring activities undertaken in connection with our initiatives, including the Cost Savings Program and Restructuring Plan, are referred to collectively as the “Plans”.
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
We expect to recognize approximately $20 million to $30 million of pre-tax charges in fiscal 2027 in connection with the Plans.
For the fifty-three weeks ended May 31, 2026, we recorded $111.6 million of pre-tax charges, of the total charges, $63.3 million were cash and $48.3 million were non-cash.

	For the Fiscal Years Ended May
(in millions)	2026	2025
Cost Savings Program and Restructuring Plan expenses related to:
Retirement of assets and other plant charges (a)	$53.1	$55.3
Potato contract terminations (b)	—	59.3
Inventory write-off (b)	8.0	26.5
Employee-related costs (c)	15.8	17.5
Professional services and other	45.3	27.2
	122.2	185.8
Sale of non-core assets (a)	(10.6)	—
	$111.6	$185.8
___________________________________________
(a)Includes charges related to the write-off of assets at permanently closed production facilities under the Plans, impairments of certain non-core assets, and plant charges. The gain on the sale of non-core assets was $1.3 million.
(b)Includes the cost of contracted raw potatoes that were not used due to curtailed production under the Restructuring Plan and the write-off of inventories, including spare parts, related to production curtailments under the Plans.
(c)Includes employee severance and other one-time termination benefits related to reductions in headcount.

The following amounts related to the Plans are included in the Company’s Consolidated Statements of Earnings:

	For the Fiscal Years Ended May
(in millions)	2026	2025
Cost Savings Program and Restructuring Plan expense included in:
Cost of sales	$7.6	$75.3
Cost Savings Program and Restructuring expenses, net	104.0	100.0
Equity method investment earnings	—	10.5
	$111.6	$185.8
Accruals remaining under the Plans are recorded in current liabilities within “Accounts payable” and “Accrued liabilities” in the accompanying Consolidated Balance Sheet for the fiscal year ended May 31, 2026 and relate primarily to Professional services and other expenses. The following is a roll-forward of accrued restructuring liabilities related to the Plans:

(in millions)
Accrued restructuring liability, May 25, 2025	$21.5
Additions	74.4
Payments	(87.9)
Accrued restructuring liability, May 31, 2026	$8.0
5.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for fiscal years 2026 and 2025:

(in millions)	North America	International	Total
Balance at May 27, 2024	$728.8	$331.1	$1,059.9
Foreign currency translation adjustment	24.4	5.9	30.3
Balance at May 25, 2025	$753.2	$337.0	$1,090.2
Foreign currency translation adjustment	27.1	12.8	39.9
Balance at May 31, 2026	$780.3	$349.8	$1,130.1
Other identifiable intangible assets were as follows:

	May 31, 2026				May 25, 2025
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizing intangible assets (a)	12	$140.2	$(51.5)	$88.7	13	$140.8	$(44.8)	$96.0
Non-amortizing intangible assets (b)	n/a	19.6	—	19.6	n/a	18.0	—	18.0
		$159.8	$(51.5)	$108.3		$158.8	$(44.8)	$114.0
_____________________________________________________
(a)Amortizing intangible assets are primarily comprised of licensing agreements, brands, and customer relationships. Foreign intangible assets are affected by foreign currency translation.
(b)Non-amortizing intangible assets represent brands, trademarks, and carbon credit purchases that are held and applied to settle environmental credit obligations within compliance periods. As of May 31, 2026 and May 25, 2025, we held $1.6 million and zero, respectively, of carbon credits to be applied in future periods.
Based on current intangible assets subject to amortization, we expect intangible asset amortization expense, excluding developed technology, will be approximately:

(in millions)	Amortization
2027	$8.4
2028	8.3
2029	8.3
2030	7.9
2031	7.5
Thereafter	48.3
$88.7

Impairment Testing
During the annual goodwill impairment test we performed in the fourth quarter of fiscal 2026, we assessed qualitative and quantitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Based on the results of the qualitative assessment, we determined it was not more likely than not that the fair value was less than the carrying value of the North America reporting unit. Based on the qualitative assessment for the International reporting unit, we could not determine that the fair value was less than the carrying value of the reporting unit, and thus performed a quantitative assessment. After performing the quantitative assessment for the International reporting unit, we determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying value, thus no impairment of the International reporting unit goodwill was realized. Additionally, we completed our tests of our non-amortizing intangibles in the fourth quarter of fiscal 2026 and there was no indication of intangible asset impairment.
6.    OTHER ASSETS
The components of other assets were as follows:

(in millions)	May 31, 2026	May 25, 2025
Capitalized software costs (a)	$175.8	$208.7
Equity method investments (b)	51.1	47.5
Property, plant, and equipment deposits	33.9	30.3
Other	64.9	68.1
Other assets	$325.7	$354.6
_____________________________________________________
(a)Capitalized software costs are generally amortized over three to seven years once implemented.
(b)Equity method investments include our 50% ownership in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), our joint venture with RDO Frozen Co., which is included in our North America segment.
Summarized financial information for our equity method investments are as follows:

	For the Fiscal Years Ended May
(in millions)	2026	2025	2024
Net sales	$296.9	$336.3	$339.8
Gross profit	49.6	66.7	88.1
Income from operations	20.7	33.7	55.3
Net income	15.0	30.3	51.9

(in millions)	May 31, 2026	May 25, 2025
Current assets	$93.7	$85.8
Noncurrent assets	98.5	106.3
Current liabilities	46.4	50.5
Noncurrent liabilities	43.6	46.7
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

	For the Fiscal Years Ended May
(in millions)	2026	2025	2024
Sales	$8.8	$9.4	$18.1
Purchases	92.5	82.2	74.9
Services provided	16.0	21.4	22.8
Dividends received	5.0	23.0	11.8
As of May 31, 2026 and May 25, 2025, we had receivables included in “Receivables” on our Consolidated Balance Sheets from our equity method investments of $3.7 million and $6.2 million, respectively. As of May 31, 2026 and May 25, 2025, we had payables included in “Accounts Payable” on our Consolidated Balance Sheets to our equity method investments of $23.4 million and $21.1 million, respectively,

7.    ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	May 31, 2026	May 25, 2025
Compensation and benefits	$162.4	$104.5
Accrued trade promotions	100.3	88.2
Dividends payable to shareholders	52.2	51.7
Accrued interest	35.0	36.3
Plant accruals	33.4	23.0
Current portion of operating lease obligations	27.7	23.9
Taxes payable	26.7	37.3
Derivative liabilities and payables	4.1	7.0
Other	40.6	39.1
Accrued liabilities	$482.4	$411.0
8.    DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

(in millions)	May 31, 2026		May 25, 2025
	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
Revolving credit facility	$215.7	3.830%	$333.2	5.940%
Other credit facilities (a)	33.7	(a)	37.6	(a)
	249.4		370.8
Long-term debt:
Term A-3 loan facility, due January 2030 (b)	382.5	6.060	405.0	6.900
Term A-4 loan facility, due May 2029 (b)	296.6	6.690	312.8	6.630
Term A-5 loan facility, due September 2031 (b)	468.8	5.660	493.8	5.650
RMB loan facility, due February 2027 (c)	—	—	143.8	4.040
RMB loan facility, due August 2029	20.7	3.800	19.6	3.960
RMB loan facility, due May 2031 (c)	103.5	3.800	—	—
Euro term loan facility, due May 2029	233.2	3.430	227.2	4.510
4.875% senior notes, due May 2028	500.0	4.875	500.0	4.875
4.125% senior notes, due January 2030	970.0	4.125	970.0	4.125
4.375% senior notes, due January 2032	700.0	4.375	700.0	4.375
	3,675.3		3,772.2
Financing obligations:
Lease financing obligations due on various dates through 2040 (d)	4.0		5.2
Total debt and financing obligations	3,928.7		4,148.2
Debt issuance costs (e)	(13.5)		(16.8)
Short-term borrowings	(249.4)		(370.8)
Current portion of long-term debt and financing obligations	(70.6)		(77.8)
Long-term debt and financing obligations, excluding current portion	$3,595.2		$3,682.8
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
(c)In May 2026, our subsidiary entered into a new RMB loan facility, due May 2031. The existing RMB loan facility, due February 2027 was repaid in full and terminated in connection with our subsidiary’s borrowing under the new RMB loan facility. See “RMB Loan Facilities” below for further information.
(d)The interest rates on our lease financing obligations ranged from 2.49% to 6.19% at May 31, 2026 and May 25, 2025. For more information on our lease financing obligations, see Note 9, Leases.
(e)Excludes debt issuance costs of $2.9 million and $3.9 million as of May 31, 2026 and May 25, 2025, respectively, related to our Revolving Credit Facility, which are recorded in “Other assets” on our Consolidated Balance Sheets. In fiscal 2026, 2025, and 2024, we recorded $5.1 million, $4.8 million, and $4.5 million, respectively, of amortization expense in “Interest expense” in our Consolidated Statements of Earnings.

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
At May 31, 2026, we had approximately $1.3 billion of availability under the Revolving Credit Facility.
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
On September 27, 2024, we amended the Term Loan Credit Agreement (the “Term Loan Amendment”) to, among other things, establish a new $500 million term loan facility with a maturity date of September 2031 (“Term A-5 Loan Facility”). Borrowings under the Term A-5 Loan Facility were used in part to repay the Term A-1 Loan Facility in full. Borrowings under the Term Loan Credit Agreement bear interest, before anticipated patronage dividends, at a per annum rate equal to (i) an applicable rate described in the table below plus (ii) the Adjusted Term SOFR Rate, the Base Rate or, in the case of Term A-4 and Term A-5 Loan Facilities, the Fixed Rate (each as defined in the Term Loan Credit Agreement). The Term Loan Credit Agreement contains certain covenant restrictions, a consolidated net leverage ratio and an interest coverage ratio and customary events of default.
On January 30, 2026, we further amended the Term Loan Credit Agreement to remove adjustments to the Secured Overnight Financing Rate (“SOFR”).
RMB Loan Facilities
On February 18, 2022, our wholly owned subsidiary, Ulanqab Lamb Weston Food Co., Ltd. (“Ulanqab”), entered into a facility agreement providing for a RMB ¥1,079.0 million (approximately $159 million based on prevailing exchange rates on May 31, 2026) term loan facility (the “RMB 2022 Loan Facility”), maturing on February 25, 2027. The RMB 2022 Loan Facility contained covenants that are standard for credit facilities originated in the People’s Republic of China. Payment obligations under the RMB 2022 Loan Facility were unconditionally guaranteed by Lamb Weston. As described below, the RMB 2022 Loan Facility was repaid in full and terminated in May 2026.
On August 22, 2024, Ulanqab entered into a facility agreement providing for a RMB ¥200 million (approximately $30 million based on prevailing exchange rates on May 31, 2026) term loan facility (the “RMB 2024 Loan Facility”). The RMB 2024 Loan Facility matures on August 28, 2029. The RMB 2024 Loan Facility contains covenants that are standard for credit facilities originated in the People’s Republic of China. Payment obligations under the RMB 2024 Loan Facility are unconditionally guaranteed by Lamb Weston.

On May 19, 2026, Ulanqab entered into a facility agreement providing for a RMB ¥700 million (approximately $103 million based on prevailing exchange rates on May 31, 2026) term loan facility (the “RMB 2026 Loan Facility”). The RMB 2026 Loan Facility matures on May 22, 2031. The RMB 2026 Loan Facility contains covenants that are standard for credit facilities originated in the People’s Republic of China. Payment obligations under the RMB 2026 Loan Facility are unconditionally guaranteed by Lamb Weston. Borrowings under the RMB 2026 Loan Facility were used to repay the outstanding amounts under the RMB 2022 Loan Facility, which was then terminated.
Senior Notes
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
Other Credit Facilities
At May 31, 2026 and May 25, 2025, one of our subsidiaries had $53.2 million and $50.1 million, respectively, of availability under its two different line of credit facilities with financial institutions, and another one of our subsidiaries had short-term borrowings outstanding of $33.7 million and $37.6 million, respectively. We guarantee the full amount of one of our subsidiaries’ obligations to the financial institutions up to the maximum amount of borrowings under the credit facility.
Variable Rate Interest
Additional information regarding our variable rate debt modifiers is shown below:

	Fixed Rate Loans	Reference Rate-Based Loans	Base Rate-Based Loans
Revolving credit facility (a)	N/A	1.125 - 1.750%	0.125 - 0.750%
Term A-3 loan facility	N/A	2.000 - 2.750%	1.000 - 1.750%
Term A-4 loan facility (b)	1.850 - 2.850%	1.850 - 2.850%	0.850 - 1.850%
Term A-5 loan facility (c)	1.850 - 2.850%	1.850 - 2.850%	0.850 - 1.850%
_____________________________________________________
(a)Borrowings under the Revolving Credit Facility have the same margin whether loans are denominated in U.S. dollars or non-U.S. currencies.
(b)The Term A-4 Loan Facility is considered fixed-rate debt. Under the terms of the facility, on May 1, 2028, we may make an election to treat the remaining year of the term loan as a fixed or variable rate loan. The election can be made for a period that is less than twelve months, which would then initiate a separate election at the end of the period.
(c)The Term A-5 Loan Facility is considered fixed-rate debt. Under the terms of the facility, on October 1, 2026, we may make an election to treat the term loan as a fixed or variable rate loan. The election can be made for a period that is less than the remainder of the term loan, which would then initiate a separate election at the end of the period.

	Reference Rate-Based Loans	PRC Prime Rate-Based Loans
RMB loan facility, due February 2027 (a)	N/A	Prime + 0.300%
RMB loan facility, due August 2029	N/A	Prime + 0.300%
RMB loan facility, due May 2031	N/A	Prime + 0.300%
Euro term loan facility, due May 2029	1.125 - 1.750%	N/A
_____________________________________________________
(a)The RMB loan facility due February 2027 was repaid in full in connection with our entry into the RMB loan facility due May 2031.
Debt Maturities
The aggregate minimum principal maturities of our long-term debt, including current portion of long-term debt, for the next five fiscal years and thereafter, are as follows:

(in millions)	Debt (a)
2027	69.9
2028	570.5
2029	551.9
2030	1,331.5
2031	107.8
Thereafter	1,043.7
$3,675.3
_____________________________________________________
(a)See Note 9, Leases, for maturities of our lease financing obligations.
Other
During fiscal 2026, 2025, and 2024, we paid $202.8 million, $210.7 million, and $191.3 million, respectively, of interest on debt.
9.    LEASES
We lease various real estate, including certain operating facilities, warehouses, office space, and land. We also lease material handling equipment, vehicles, and certain other equipment. Our leases have remaining lease terms of one to 21 years.
The components of total lease costs, net, consisted of the following:

	For the Fiscal Year Ended May (a)
(in millions)	2026	2025	2024
Operating lease costs (b)	$40.4	$36.2	$38.5
Short-term and variable lease costs	14.9	13.5	15.6
Sublease income	(5.0)	(4.3)	(4.7)
Finance lease costs:
Amortization of lease assets	1.2	1.3	1.4
Interest on lease obligations	0.2	0.3	0.3
Total lease costs, net	$51.7	$47.0	$51.1
_____________________________________________________
(a)Supply-chain-related lease costs are included in “Cost of sales,” and the remainder is recorded in “Selling, general and administrative expenses,” in our Consolidated Statements of Earnings. Interest on finance lease obligations is included in “Interest expense, net,” in our Consolidated Statements of Earnings.
(b)Operating lease costs include farm lease expense and raw storage expense that are capitalized to inventory and subsequently expensed as part of our cost of sales calculations on a periodic basis.

Operating and finance leases, with initial terms greater than one year, were as follows:

(in millions)	Classification	May 31, 2026	May 25, 2025
Assets:
Operating lease assets	Operating lease assets	$111.6	$113.2
Finance lease assets	Property, plant and equipment, net (a)	1.5	2.7
Total leased assets		$113.1	$115.9

Liabilities:
Lease obligations due within one year:
Operating lease obligations	Accrued liabilities	$27.7	$23.9
Finance lease obligations	Current portion of long-term debt and financing obligations	0.7	1.3
Long-term lease obligations:
Operating lease obligations	Other noncurrent liabilities	94.2	98.9
Finance lease obligations	Long-term debt and financing obligations, excluding current portion	3.3	3.9
Total lease obligations		$125.9	$128.0

Weighted-average remaining lease term - finance leases		11.0 years	10.5 years
Weighted-average remaining lease term - operating leases		5.3 years	6.0 years
Weighted-average discount rate - finance leases		3.5%	3.6%
Weighted-average discount rate - operating leases		5.0%	5.4%
_____________________________________________________
(a)Finance leases are net of accumulated amortization of $10.7 million and $9.5 million at May 31, 2026 and May 25, 2025, respectively.
The maturities of our lease obligations for operating and finance leases at May 31, 2026 for the next five fiscal years and thereafter are as follows:

(in millions, except for lease term and discount rate amounts)	Operating Leases	Finance Leases	Total
2027	31.5	0.9	$32.4
2028	28.0	0.3	28.3
2029	24.2	0.3	24.5
2030	22.5	0.3	22.8
2031	18.9	0.3	19.2
Thereafter	14.0	2.8	16.8
Total lease payments	139.1	4.9	144.0
Less: Interest	(17.2)	(0.9)	(18.1)
Present value of lease obligations	$121.9	$4.0	$125.9
Supplemental cash flow information related to leases was as follows:

	For the Fiscal Years Ended May
(in millions)	2026	2025	2024
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$24.9	$27.5	$29.8
Financing cash flows for finance leases	1.1	0.4	0.5

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for lease liabilities	21.2	1.0	7.6
Operating lease assets reduced for reductions to lease liabilities	(1.9)	(1.1)	(0.6)
Finance lease assets obtained in exchange for lease liabilities	—	0.5	0.4

10.    STOCK-BASED COMPENSATION
The Compensation and Human Capital Committee (“the Committee”) of our Board of Directors (the “Board”) administers our stock compensation plan (“Stock Plan”). The Committee, in its discretion, authorizes grants of restricted stock units (“RSUs”), performance share awards payable upon the attainment of specified performance goals (“Performance Shares”), dividend equivalents, and other stock-based awards. At May 31, 2026, we had 10.0 million shares authorized for issuance under the Stock Plan, and 2.0 million shares were available for future grants.
On February 2, 2026, the Committee adopted the Lamb Weston Holdings, Inc. 2026 Inducement Stock Plan (the “Inducement Plan”), pursuant to which the Committee may grant RSUs, Performance Shares, stock options, dividend equivalents and other stock-based awards to individuals who were not previously employees of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company. At May 31, 2026, we had 2,000,000 shares authorized for issuance under the Inducement Plan, and 0.5 million shares were available for future grants. On July 13, 2026, the Committee amended the plan to reduce the shares authorized for issuance under the plan to 1,538,000 shares of our common stock.
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
In connection with two key employees’ respective employment with Lamb Weston, we provide a match of RSUs on their purchases of Lamb Weston common stock. One agreement provides a one-for-one share match of RSUs, which vest three years after the grant date, up to 300,000 shares, and the other agreement provides a dollar-for-dollar match of RSUs, which vest over a three-year period following the grant date, up to $1,000,000. As of May 31, 2026, we matched 300,000 shares and $0.6 million.
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
We have also granted Performance Shares with vesting contingent upon relative total shareholder return and return on invested capital goals. Awards actually earned range from 0% to 200% of the targeted number of Performance Shares. These Performance Shares are equity-settled awards that vest over a three-year service period following the grant date, and the number of units that actually vest is determined based on the achievement of the performance criteria set forth in the respective award agreement. The awards are measured based on estimated fair value as of the date of grant determined using a Monte Carlo simulation, and are amortized over the service period.
The Monte Carlo assumptions for Performance Shares granted during the fiscal year ended May 31, 2026 were:

Assumptions
Expected volatility of stock (%)	40.45% - 50.63%
Risk-free interest rate (%)	3.74% - 3.80%
Expected life (years)	2.13 - 2.84
Weighted average grant date fair value per unit	$86.93

The following table summarizes RSU and Performance Shares activity for fiscal 2026:

	RSUs		Performance Shares
	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at May 25, 2025	902,234	$67.86	514,222	$80.13
Granted (a)	1,253,369	53.82	95,787	81.39
Performance condition adjustment	0	—	(130,635)	93.01
Vested (b)	(455,997)	73.03	(107,823)	91.41
Forfeited/expired/cancelled	(87,724)	63.52	(17,064)	68.15
Outstanding at May 31, 2026	1,611,882	$55.72	354,487	$72.87
_____________________________________________________
(a)Granted represents new grants and dividend equivalents accrued.
(b)The aggregate fair value of awards that vested in fiscal 2026, 2025, and 2024 was $28.3 million, $37.7 million, and $44.3 million, respectively, which represents the market value of our common stock on the date that the RSUs and Performance Shares vested. The number of RSUs and Performance Shares vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
Stock Options
We have granted stock options to employees and non-employee directors to purchase shares of our common stock at exercise prices equal to the fair market value of the underlying common stock on the grant date. Stock options granted to employees generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of seven years. Stock options granted to non-employee directors generally vest one year after the grant date and have a term of ten years. In fiscal 2026, we also granted above-market priced stock options to certain of our executive offices. These stock options have exercise prices above the fair market value of the underlying common stock on the date of grant, become exercisable three years after the date of grant and have a term of five years. During the fiscal year ended May 31, 2026, we granted 4.2 million stock options at a weighted-average grant date fair value of $11.45.
The following table provides the related assumptions used in the Black-Scholes model used to determine the fair value of stock options granted during the fiscal year ended May 31, 2026:

Assumptions
Dividend yield (%)	2.38% - 3.60%
Expected volatility of stock (%)	40.65% - 42.62%
Risk-free interest rate (%)	3.65% - 4.06%
Expected life (years)	4.00 - 6.36
The following table summarizes stock option activity for fiscal 2026:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions) (a)
Outstanding at May 25, 2025	646,482	$69.72	5.9	$2.4
Granted	4,239,358	67.30
Exercised	(134,005)	33.10
Forfeited/cancelled	(36,683)	62.18
Outstanding at May 31, 2026	4,715,152	$68.65	6.1	$0.1

Exercisable at May 31, 2026	514,524	$78.98	6.1	$0.1
_____________________________________________________
(a)The aggregate intrinsic values represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of our fiscal 2026, or $43.18 as of May 29, 2026, and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their in-the-money stock options at the end of the fiscal year. The amount changes based on the fair market value of our common stock.

Compensation Expense
Our stock-based compensation expense is recorded in “Selling, general and administrative expenses.” Compensation expense for stock-based awards recognized in the Consolidated Statements of Earnings, net of forfeitures, was as follows:

	For the Fiscal Years Ended May
(in millions)	2026	2025	2024
Stock-settled RSUs	$34.2	$28.9	$27.3
Performance Shares	4.3	6.2	14.9
Stock options	7.7	4.4	4.6
Stock-settled compensation expense	46.2	39.5	46.8
Income tax benefit (a)	(7.7)	(6.0)	(7.5)
Total compensation expense, net of tax benefit	$38.5	$33.5	$39.3
_____________________________________________________
(a)Income tax benefit represents the marginal tax rate, excluding non-deductible compensation.
Based on estimates at May 31, 2026, total unrecognized compensation expense related to stock-based awards was as follows:

(in millions, except data in years)	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Stock-settled RSUs	$59.4	1.7
Performance Shares	7.2	1.6
Stock options	40.5	2.5
Total unrecognized compensation expense	$107.1
11.     FAIR VALUE MEASUREMENTS
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of May 31, 2026
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	—	25.3	—	25.3
Derivative liabilities (a)	—	(4.1)	—	(4.1)
Deferred compensation liabilities (b)	—	(25.5)	—	(25.5)
Fair value, net	$—	$(4.3)	$—	$(4.3)

	As of May 25, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Pension plan assets (c)	$23.4	$—	$—	$23.4
Derivative assets (a)	—	10.2	—	10.2
Derivative liabilities (a)	—	(7.0)	—	(7.0)
Deferred compensation liabilities (b)	—	(27.0)	—	(27.0)
Fair value, net	$23.4	$(23.8)	$—	$(0.4)
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
(c)As of May 31, 2026, the Pension Plan assets have been fully liquidated. See “Pension and Post-Retirement Benefits” section of Note 1 for further discussion of the impact of our Pension Plan termination.

The fair values of cash equivalents, receivables, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
Non-financial assets such as property, plant and equipment, and intangible assets are recorded at fair value only if an impairment is recognized. Equity investments are measured at fair value on a non-recurring basis.
At May 31, 2026, we had approximately $2,935 million of fixed-rate and approximately $989 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt at May 31, 2026 was estimated to be $2,846 million. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy that is described above with an exception being the Term A-4 and Term A-5 Loan Facility, which is quoted at face value (Level 1 inputs). The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market prices.
12.    STOCKHOLDERS’ EQUITY
Our certificate of incorporation authorizes 600,000,000 shares of common stock and 60,000,000 shares of preferred stock. We had 137,455,441 and 139,237,760 shares of common stock issued and outstanding as of May 31, 2026 and May 25, 2025, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by our stockholders. No preferred stock was issued or outstanding as of May 31, 2026 and May 25, 2025 .
Share Repurchase Program
Our Board has authorized a program, with no expiration date, to repurchase up to $750 million of our common stock. Repurchases under this share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or through privately negotiated transactions or accelerated share repurchases or other structured transactions.
The following table summarizes common stock share repurchases for fiscal 2026.

Fifty-Three Weeks Ended
(in millions, except share and per share data)	May 31, 2026
Common stock shares repurchased	2,344,468
Weighted average price per share	$48.28
Total cost	$113.2
Share repurchase plan, remaining authorized	$245
Dividends
During fiscal 2026, 2025, and 2024, we paid $207.5 million, $206.9 million, and $174.0 million, respectively, of cash dividends to common stockholders. On June 5, 2026, we paid $52.2 million of dividends to stockholders of record as of the close of business on May 8, 2026. On July 23, 2026, our Board declared a cash dividend of $0.38 per share of common stock. This dividend will be paid on September 4, 2026, to stockholders of record as of the close of business on August 7, 2026.
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
Changes in AOCI, net of tax, as of May 31, 2026, were as follows:

(in millions)	Foreign Currency Translation Gains	Pension and Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income
Balance as of May 25, 2025	$58.9	$(4.6)	$0.2	$54.5
Other comprehensive income (loss) before reclassifications, net of tax	72.1	5.4	(0.2)	77.3
Balance as of May 31, 2026	$131.0	$0.8	$—	$131.8

13.    SEGMENTS
We manage operations in two geographical business segments, North America and International. As a result of how we manage the business, we have two operating segments, each of which is a reportable segment: North America and International. North America includes activity that occurs in the United States, Canada, and Mexico. International includes all activity that does not occur within the North America segment. Both segments primarily manufacture frozen potato products for sale to our customers. These reportable segments are each managed by a general manager and supported by a cross functional team assigned to support the segment.
Our chief operating decision maker group (the “CODM group”) is made up of our executive chair and president and chief executive officer. The CODM group receives periodic management reports under our segment structure. The Company measures profit or loss for each reportable segment using segment adjusted earnings before interest, taxes, depreciation, amortization, unrealized mark-to-market derivative gains and losses (which are a component of both cost of goods sold and selling, general and administrative expenses), foreign currency exchange gains and losses (which are a component of selling, general and administrative expenses), blue chip swap transaction gains (which are a component of selling, general and administrative expenses), stock-based compensation expense (which is a component of selling, general and administrative expense), and comparability items (which are a component of both cost of goods sold and selling, general and administrative expenses) (“Segment Adjusted EBITDA”). Segment Adjusted EBITDA, along with volume and net sales, informs operating decisions, performance assessment, and resource allocation decisions at the segment level. The CODM group uses volume, net sales, and Segment Adjusted EBITDA in the annual operating plan and forecasting process and considers actual versus plan variances in assessing the performance of each segment. Total asset information by segment is not regularly provided to the CODM group or utilized for purposes of assessing performance or allocating resources by segment and, as a result, such information has not been presented below.
Lamb Weston’s net sales and Segment Adjusted EBITDA are as follows:

	For the year ended May 31, 2026
(in millions)	North America	International	Total

Net sales	$4,395.2	$2,217.1	$6,612.3
Other segment items (a)	3,252.9	2,102.4	5,355.3
Segment Adjusted EBITDA (b)	$1,142.3	$114.7	$1,257.0

Unallocated corporate costs (c)			(109.8)
Depreciation and amortization (d)			400.9
Unrealized derivative gains			(20.1)
Foreign currency exchange losses			(8.2)
Stock based compensation			46.2
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses (e)			111.6
Shareholder activism expense (f)			4.0
Pension termination (g)			14.2
Interest expense, net			180.5
Income before income taxes			418.1
Income tax expense			128.1
Net income			$290.0
_____________________________________________________
(a)Other segment items include cost of goods sold, selling, general, and administrative expenses, and equity method investment income or loss for each segment.
(b)Segment Adjusted EBITDA for fiscal 2026 included net income associated with our equity method investments. Refer to Note 6, “Other Assets,” in these Notes to Consolidated Financial Statements of this Form 10-K.
(c)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated costs exclude unrealized mark-to-market derivative gains and losses, foreign currency exchange gains and losses, gains from blue chip swap transactions in Argentina, stock-based compensation expense, and items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to net income.

(d)Depreciation and amortization includes interest expense, income tax expense, and depreciation and amortization from equity method investments of $8.8 million for the fiscal year ended May 31, 2026.
(e)Cost Savings Program, Restructuring Plan, and other expenses relate to costs incurred under the Plans. See Note 4, Cost Savings Program and Restructuring of these Notes to Consolidated Financial Statements for additional information.
(f)Represents advisory fees related to shareholder activism matters.
(g)The Pension settlement charge was to fully fund the Company’s defined benefit pension plan, enabling lump sum payments to participants and transferring the remaining obligations and related plan assets to an insurer through a group annuity contract.

	For the year ended May 25, 2025
(in millions)	North America	International	Total

Net sales	$4,265.2	$2,186.1	$6,451.3
Other segment items (a)	3,155.8	1,928.5	5,084.3
Segment Adjusted EBITDA (b)	$1,109.4	$257.6	$1,367.0

Unallocated corporate costs (c)			(107.0)
Depreciation and amortization (d)			378.2
Unrealized derivative gains			(23.1)
Foreign currency exchange losses			15.2
Blue chip swap gains (e)			(21.1)
Stock based compensation			39.5
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses (f)			185.8
Shareholder activism expense (g)			5.2
Interest expense, net			180.0
Income before income taxes			500.3
Income tax expense			143.1
Net income			$357.2
_____________________________________________________
(a)Other segment items include cost of goods sold, selling, general, and administrative expenses, and equity method investment income or loss for each segment
(b)Segment Adjusted EBITDA for fiscal 2025 included the following:
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
(c)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated costs exclude unrealized mark-to-market derivative gains and losses, foreign currency exchange gains and losses, gains from blue chip swap transactions in Argentina, stock-based compensation expense, and items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to net income.
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
(f)Cost Savings Program, Restructuring Plan, and other expenses relate to costs incurred under the Plans. See Note 4, Cost Savings Program and Restructuring of these Notes to Consolidated Financial Statements for additional information.
(g)Represents advisory fees related to shareholder activism matters.

	For the year ended May 26, 2024
(in millions)	North America	International (a)	Total

Net sales	$4,363.2	$2,104.4	$6,467.6
Other segment items (a)	3,090.8	1,767.8	4,858.6
Segment Adjusted EBITDA (b)	$1,272.4	$336.6	$1,609.0

Unallocated corporate costs (c)			(145.5)
Depreciation and amortization (d)			306.2
Unrealized derivative losses			(24.9)
Foreign currency exchange losses			28.6
Blue chip swap gains (e)			(18.0)
Stock based compensation			46.8
Items impacting comparability:
Inventory step-up from acquisition			20.7
Integration and acquisition-related items, net			12.8
Interest expense, net			135.8
Income before income taxes			955.5
Income tax expense			230.0
Net income			$725.5
_____________________________________________________
(a)Other segment items include cost of goods sold, selling, general, and administrative expenses, and equity method investment income or loss for each segment
(b)Segment Adjusted EBITDA for fiscal 2024 included the following:
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
(c)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated costs exclude unrealized mark-to-market derivative gains and losses, foreign currency exchange gains and losses, gains from blue chip swap transactions in Argentina, stock-based compensation expense and items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to net income.
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
Assets by Segment
The manufacturing assets of Lamb Weston are shared across both reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.
Concentrations
Lamb Weston’s largest customer, McDonald’s Corporation, accounted for approximately 15%, 15%, and 14% of our consolidated net sales in fiscal 2026, 2025, and 2024, respectively.

Other Information
Sales are classified as domestic or foreign based on the address to which the product is shipped. No individual foreign country is material to the consolidated results.

	Fiscal Year Ended
(in millions)	2026	2025	2024
Net sales
United States	$4,289.6	$4,174.5	$4,278.0
Other	2,322.7	2,276.8	2,189.6
Total net sales	$6,612.3	$6,451.3	$6,467.6
We have 25 production facilities, 14 located in the U.S. and 11 located outside of the U.S. as of May 31, 2026. Long-lived assets exclude goodwill, intangible assets, equity method investments, deferred tax assets, deposits, and other asset balances not considered long-lived.

	Fiscal Year Ended
(in millions)	2026	2025
Long-lived assets
United States	$2,357.1	$2,333.0
Netherlands	838.0	866.3
Other	782.3	810.5
Total long-lived assets	$3,977.4	$4,009.8
On June 4, 2026 the Company announced the closure of our Broekhuizenvorst, The Netherlands plant. Refer to Note 15, “Subsequent Events,” in these Notes to Consolidated Financial Statements of this Form 10-K for more information.
Labor
At May 31, 2026, we had approximately 10,000 employees, of which approximately 3,000 of these employees work outside of the U.S. Approximately 30% of our employees are parties to collective bargaining agreements with terms that we believe are typical for the industry in which we operate. Most of the union workers at our U.S. facilities are represented under contracts that expire at various times over the next several years.

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
Purchase Obligations and Capital Commitments
A summary of our purchase obligations and capital commitments that are enforceable and legally binding, as of May 31, 2026, are as follows. The expected timing of payments of the obligations in the table are estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations:

(in millions)	Purchase Obligations and Capital Commitments
2027 (a)	363.5
2028	103.6
2029	82.7
2030	70.6
2031	66.6
Thereafter	492.0
Total (b)	$1,179.0
_____________________________________________________
(a)We had capital commitments of $152.8 million and $164.1 million as of May 31, 2026 and May 25, 2025, respectively, that represent commitments for construction of previously announced capacity expansions or factory modernization investments. While these commitments are intended to be paid within the next 12 months, we recognize that the timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations. Capital commitments were not recorded as liabilities on our Consolidated Balance Sheets as of May 31, 2026 as we had not yet received the related goods nor taken title to the property. Capital purchases that we have taken title to, but not yet paid for, are recorded as liabilities on our Consolidated Balance Sheets as of May 31, 2026, and are disclosed in Note 1, Nature of Operations and Summary of Significant Accountant Policies, within Property, Plant and Equipment.
(b)The amounts in the table above exclude purchase commitments under potato supply agreements due to uncertainty of pricing and quantity. Potato supply agreements have maximum contracted pricing with deductions for certain quality attributes, and quantities purchased are determined by the yields produced on contracted acres. Total purchases under all our potato supply agreements were $1,307.3 million, $1,304.5 million, and $1,397.8 million in fiscal 2026, 2025, and 2024, respectively.
Guarantees and Indemnifications
We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At May 31, 2026, we were not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If the fair value of such liability becomes material, we will accrue for it at that time.
We are a party to various potato purchase supply agreements with partner growers, under which they deliver their potato crop from the contracted acres to Lamb Weston during the harvest season, and pursuant to the potato supply agreements, pricing for this inventory is determined after delivery, taking into account crop size and quality, among other factors. Total purchases under these agreements were $192.0 million, $206.3 million, and $213.2 million in fiscal 2026, 2025, and 2024, respectively, under the terms of the potato supply agreements. These purchases are initially recorded in inventory and charged to cost of sales as related inventories are produced and subsequently sold. Under the terms of these potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 31, 2026, we have effectively guaranteed $40.3 million of supplier loans. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote. Under certain other potato supply agreements, we make advances to growers prior to the delivery of potatoes. The aggregate amounts of these advances were $34.3 million and $34.8 million at May 31, 2026 and May 25, 2025, respectively, and were recorded in “Prepaid expenses and other current assets,” on our Consolidated Balance Sheets.
After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters would not have a material adverse effect on our financial condition, results of operations, or cash flows. It is reasonably possible that a change to an estimate of the foregoing matters may occur in the future.

Legal Proceedings
In June 2024, two putative class actions were filed in the U.S. District Court for the District of Idaho against the Company and certain of our current and former executive officers alleging violations of the federal securities laws. The lawsuits were consolidated in November 2024. The amended consolidated complaint alleges the defendants made misrepresentations and omissions regarding the design and implementation of our enterprise resource planning (“ERP”) system and the Company’s pricing practices. The complaint asserts claims on behalf of a proposed class of purchasers of the Company’s common stock between July 25, 2023 and December 19, 2024. On April 25, 2025, defendants filed a motion to dismiss. On May 12, 2026, the court granted the motion in part and denied it in part. The court dismissed claims related to certain ERP-related statements and in turn shortened the potential class period. The court also dismissed all claims related to the Company’s pricing practices. The plaintiffs filed a second amended complaint on June 11, 2026. Defendants’ response to the second amended complaint is due August 10, 2026. In June 2025, a purported Company stockholder filed a verified stockholder derivative complaint (nominally on behalf of the Company) against certain of our current and former directors and officers, alleging violations of the federal securities laws and breach of fiduciary duty stemming from the same or similar purported misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system as the putative class actions. In June 2026, a similar stockholder derivative complaint was filed by another purported Company stockholder. The derivative lawsuits have been consolidated for all pre-trial proceedings and trial and stayed pending resolution of the motion to dismiss the second amended complaint in the securities class action. We believe the lawsuits lack merit and intend to vigorously defend against the allegations. We are currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.
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
15.    SUBSEQUENT EVENTS
On June 1, 2026, our Board committed to a plan to close our manufacturing facility in Broekhuizenvorst, The Netherlands. The contemplated closure is intended to improve operational efficiency and better align our global manufacturing footprint with customer needs.
In connection with the planned facility closure, we expect to incur total pre-tax charges of approximately $80 million to $110 million, substantially all of which are expected to be recognized in our fiscal year ending May 30, 2027. We estimate at least 20% of these charges will result in future cash expenditures. The charges primarily relate to the write-down of long-lived assets and inventory, employee severance and other one-time termination benefits, and other related costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 31, 2026. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management concluded that, as of May 31, 2026, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit and Finance Committee of our Board of Directors.
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
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2026, and determined that there were no changes in our internal control over financial reporting during the quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended May 31, 2026, no such plans or arrangements were adopted or terminated, including by modification.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is included under the headings “Information About Our Executive Officers” and “Ethics and Governance” in Part I, Item 1 of this Form 10-K, and will be included under the headings “Item 1. Election of Directors,” “Corporate Governance – Code of Conduct and Code of Ethics for Senior Corporate Financial Officers,” “Corporate Governance – Key Corporate Governance Practices – Insider Trading Policy,” and “Board Committees and Membership – Audit and Finance Committee” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on September 16, 2026 (the “2026 Proxy Statement”). This information from the 2026 Proxy Statement is incorporated by reference into this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 will be included under the headings “Board Committees and Membership – Compensation and Human Capital Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in our 2026 Proxy Statement. This information from the 2026 Proxy Statement is incorporated by reference into this Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year ended May 31, 2026.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (c)
Equity compensation plans approved by securityholders	5,232,703	$68.65	2,045,926
Equity compensation plans not approved by securityholders	1,488,012	$57.56	511,988
Total	6,720,715		2,557,914
_____________________________________________________
(a)Includes outstanding stock options, RSUs, and performance shares (assuming the target performance payout level) granted under the Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, as amended in 2017 (the “Stock Plan”) and our 2026 Inducement Stock Plan. This number also includes shares payable with respect to certain compensation deferred under the Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan and the Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan. The number of securities to be issued excludes options that were exercised but not settled with our stock transfer agent as of May 31, 2026.
(b)Weighted average exercise price of outstanding stock options only.
(c)Represents shares available for issuance under the Stock Plan and our 2026 Inducement Stock Plan.
Information related to the security ownership of certain beneficial owners, directors and management will be included in our 2026 Proxy Statement under the heading “Information on Stock Ownership” and is incorporated by reference into this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2026 Proxy Statement. This information from the 2026 Proxy Statement is incorporated by reference into this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be included under the heading “Board Committees and Membership – Audit and Finance Committee” in our 2026 Proxy Statement. This information from the 2026 Proxy Statement is incorporated by reference into this Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)List of documents filed as part of this report:
1.Financial Statements
All financial statements of the Company as set forth under Item 8 of this Form 10-K.
2.Financial Statement Schedules
The following consolidated financial statement schedule for fiscal 2026, 2025, and 2024 is included in this report:
Schedule II – Lamb Weston – Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Year	Additions Charged to Costs, Expenses and Equity	Deductions from Reserves	Balance End of Year
Year ended May 31, 2026
Deferred tax asset valuation allowance	$65.7	$17.9	$—	$83.6

Year ended May 25, 2025
Deferred tax asset valuation allowance	$53.1	$12.6	$—	$65.7

Year ended May 26, 2024
Deferred tax asset valuation allowance	$49.5	$3.6	$—	$53.1
All other schedules are omitted because they are not applicable, not material, not required, or because the required information is included in the consolidated financial statements or the accompanying notes to financial statements, and therefore, have been omitted.
b)The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit No.	Descriptions

2.1
Sale and Purchase Agreement, by and among Lamb Weston Holdings, Inc., Lamb Weston Holland B.V., Meijer Beheer B.V. and Mr. Kees Meijer, dated as of October 19, 2022, incorporated herein by reference to Exhibit 2.1 to Lamb Weston Holdings, Inc.’s Current Report on Form 8-K/A filed on October 21, 2022 (File No. 001-37830)

3.1
Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lamb Weston Holdings, Inc., incorporated by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on September 27, 2024 (File No. 001-37830)

3.3
Amended and Restated Bylaws of Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on March 24, 2023 (File No. 001-37830)

4.1
2028 Notes Indenture, dated as of May 12, 2020, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including form of note relating to the 2028 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 12, 2020 (File No. 001-37830)

4.2
2030 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2030 Notes), incorporated herein by reference to Exhibit 4.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830)

4.3
2032 Notes Indenture, dated as of November 8, 2021, by and among Lamb Weston Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (including form of note relating to the 2032 Notes), incorporated herein by reference to Exhibit 4.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021 (File No. 001-37830)

4.4
Description of Lamb Weston Holdings, Inc.’s Securities, incorporated herein by reference to Exhibit 4.3 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2019 (File No. 001-37830)

10.1
Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.4 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on November 10, 2016 (File No. 001-37830)

10.2
Amended and Restated Credit Agreement, dated as of May 3, 2024, among Lamb Weston Holdings, Inc., Lamb-Weston/Meijer v.o.f., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 8, 2024 (File No. 001-37830)

10.3
Amended and Restated Credit Agreement, dated as of May 3, 2024, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 8, 2024 (File No. 001-37830)

10.4
First Amendment to Amended and Restated Credit Agreement, dated as of September 27, 2024, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent, incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on September 27, 2024 (File No. 001-37830)

10.5
Second Amendment to Amended and Restated Credit Agreement, dated as of January 30, 2026, among Lamb Weston Holdings, Inc., the guarantors party thereto, the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent, incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on April 1, 2026 (File No. 001-37830)

10.6
Facility Agreement, dated as of May 19, 2026, among Ulanqab Lamb Weston Food Co., Ltd., the financial institutions party thereto and HSBC Bank (China) Company Limited, Shanghai Branch, as the facility agent, incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on May 26, 2026 (File No. 001-37830)

10.7
Amended and Restated Lamb Weston Holdings, Inc. 2016 Stock Plan, incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)*

10.8
Amended and Restated Lamb Weston Holdings, Inc. 2026 Inducement Stock Plan, incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on July 15, 2026 (File No. 001-37830)*

10.9
Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan, incorporated herein by reference to Exhibit 10.7 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.10
Form of Lamb Weston Holdings, Inc. Executive Change of Control Severance Plan Participation Agreement, incorporated herein by reference to Exhibit 10.8 of Lamb Weston Holdings, Inc.’s Annual Report on Form 10-K filed on July 25, 2017 (File No. 001-37830)*

10.11
Lamb Weston Holdings, Inc. Voluntary Deferred Compensation Plan, amended and restated as of September 22, 2021, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 6, 2022 (File No. 001-37830)*

10.12
Lamb Weston Holdings, Inc. Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.4 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on June 14, 2017 (Commission File No. 333-218742)*

10.13
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Employees (post-July 2022), incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.14
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (FY 2023 – FY 2024), incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.15
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (Stock-settled) (FY 2025), incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 2, 2024 (File No. 001-37830)*

10.16
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 4, 2018 (File No. 001-37830)*

10.17
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2023 (File No. 001-37830)*

10.18
Form of Lamb Weston Holdings, Inc. Performance Share Agreement (FY 2023 – FY2024), incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 5, 2022 (File No. 001-37830)*

10.19
Form of Lamb Weston Holdings, Inc. Performance Share Agreement (FY 2025), incorporated herein by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 2, 2024 (File No. 001-37830)*

10.20
Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (FY2026 Awards), incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on September 30, 2025 (File No. 001-37830)*

10.21
Form of Lamb Weston Holdings, Inc. Performance Share Agreement (FY2026 Awards), incorporated by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on September 30, 2025 (File No. 001-37830)*

10.22
Form of Lamb Weston Holdings, Inc. Nonqualified Stock Option Agreement (FY2026 Awards), incorporated by reference to Exhibit 10.3 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on September 30, 2025 (File No. 001-37830)*

10.23
Form of Lamb Weston Holdings, Inc. Supplemental Incentive Program Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on April 1, 2026 (File No. 001-37830)*

10.24
Form of Lamb Weston Holdings, Inc. Supplemental Incentive Program Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on April 1, 2026 (File No. 001-37830)*

10.25
Form of Lamb Weston Holdings, Inc. Executive Chair Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.7 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on April 1, 2026 (File No. 001-37830)*

10.26
Form of Lamb Weston Holdings, Inc. Executive Chair Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.8 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on April 1, 2026 (File No. 001-37830)*

10.27
Form of Lamb Weston Holdings, Inc. Executive Chair Supplemental Incentive Program Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on April 1, 2026 (File No. 001-37830)*

10.28
Form of Lamb Weston Holdings, Inc. Executive Chair Supplemental Incentive Program Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on April 1, 2026 (File No. 001-37830)*

10.29
Transition and Separation Agreement, dated as of February 19, 2026, between Lamb Weston Holdings, Inc. and Bernadette M. Madarieta, incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on February 20, 2026 (File No. 001-37830)*

10.30
Letter Agreement, dated as of December 18, 2024, between Lamb Weston Holdings, Inc. and Michael J. Smith, incorporated herein by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.'s Current Report on Form 8-K filed on December 23, 2024 (File No. 001-37830)*

10.31
Letter Agreement, dated as of January 31, 2026, between Lamb Weston Holdings, Inc. and Jan Craps, incorporated by reference to Exhibit 10.1 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2026 (File No. 001-37830)*

10.32
Letter Agreement, dated as of January 16, 2026, between Lamb Weston Holdings, Inc. and James D. Gray, incorporated by reference to Exhibit 10.2 of Lamb Weston Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2026 (File No. 001-37830)*

19.1
Lamb Weston Holdings, Inc. Insider Trading Policy, incorporated herein by reference to Exhibit 19.1 of Lamb Weston Holdings, Inc.’s Quarterly Report on Form 10-Q filed on December 19, 2025 (File No. 001-37830)

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

LAMB WESTON HOLDINGS, INC.

By:	/s/ JAMES D. GRAY
James D. Gray
Chief Financial Officer

Date:	July 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MICHAEL J. SMITH	President and Chief Executive Officer and Director (Principal Executive Officer)	July 24, 2026
Michael J. Smith

/s/ JAMES D. GRAY	Chief Financial Officer (Principal Financial Officer)	July 24, 2026
James D. Gray

/s/ GREGORY W. JONES	Vice President and Controller (Principal Accounting Officer)	July 24, 2026
Gregory W. Jones

/s/ JAN E.B. CRAPS	Executive Chair	July 24, 2026
Jan E.B. Craps

/s/ BRADLEY A. ALFORD	Director	July 24, 2026
Bradley A. Alford

/s/ PETER J. BENSEN	Director	July 24, 2026
Peter J. Bensen

/s/ ROBERT J. COVIELLO	Director	July 24, 2026
Robert J. Coviello

/s/ ANDRÉ J. HAWAUX	Director	July 24, 2026
André J. Hawaux

/s/ RUTH KIMMELSHUE	Director	July 24, 2026
Ruth Kimmelshue

/s/ LAWRENCE E. KURZIUS	Director	July 24, 2026
Lawrence E. Kurzius

/s/ PAUL T. MAASS	Director	July 24, 2026
Paul T. Maass

/s/ TIMOTHY R. MCLEVISH	Director	July 24, 2026
Timothy R. McLevish

/s/ HALA G. MODDELMOG	Director	July 24, 2026
Hala G. Moddelmog

/s/ SCOTT OSTFELD	Director	July 24, 2026
Scott Ostfeld

/s/ NORMAN PRESTAGE	Director	July 24, 2026
Norman Prestage