Form 10-Q
period 2026-08-30
Lamb Weston Holdings, Inc.
filed 2026-10-06
CIK 1679273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 29, 2026, the Registrant had 137,780,447 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Lamb Weston Holdings, Inc.
Consolidated Statements of Earnings
(unaudited, in millions, except per share amounts)

	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Net sales	$1,670.3	$1,659.3
Cost of sales	1,403.8	1,316.9
Gross profit	266.5	342.4
Selling, general and administrative expenses	170.2	153.6
Cost Savings Program and Restructuring expenses	14.1	32.3
Income from operations	82.2	156.5
Interest expense, net	42.4	43.7
Income before income taxes and equity method earnings	39.8	112.8
Income tax expense	16.9	47.9
Equity method investment earnings (loss)	6.2	(0.6)
Net income	$29.1	$64.3
Earnings per share:
Basic	$0.21	$0.46
Diluted	$0.21	$0.46
Weighted average common shares outstanding:
Basic	137.6	139.5
Diluted	138.1	139.8
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in millions)

	Thirteen weeks ended August 30, 2026			Thirteen weeks ended August 24, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$46.0	$(16.9)	$29.1	$112.2	$(47.9)	$64.3
Other comprehensive income (loss):
Unrealized pension and post-retirement benefit obligations gains (losses)	(0.2)	—	(0.2)	6.3	(1.0)	5.3
Unrealized currency translation gains (losses)	(2.5)	—	(2.5)	41.3	—	41.3
Comprehensive income	$43.3	$(16.9)	$26.4	$159.8	$(48.9)	$110.9

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Balance Sheets
(unaudited, dollars in millions, except share data)

	August 30, 2026	May 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$166.3	$68.2
Receivables, net of allowances of $1.6 and $1.9	787.7	779.1
Inventories	965.3	968.5
Prepaid expenses and other current assets	130.5	198.6
Total current assets	2,049.8	2,014.4
Property, plant and equipment, net	3,618.9	3,690.0
Operating lease assets	105.9	111.6
Goodwill	1,124.9	1,130.1
Intangible assets, net	106.6	108.3
Other assets	317.2	325.7
Total assets	$7,323.3	$7,380.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$279.3	$249.4
Current portion of long-term debt and financing obligations	70.8	70.6
Accounts payable	631.1	613.1
Accrued liabilities	427.8	482.4
Total current liabilities	1,409.0	1,415.5
Long-term liabilities:
Long-term debt and financing obligations, excluding current portion	3,578.5	3,595.2
Deferred income taxes	284.9	297.5
Other noncurrent liabilities	244.2	247.0
Total long-term liabilities	4,107.6	4,139.7
Commitments and contingencies
Stockholders’ equity:
Common stock of $1.00 par value, 600,000,000 shares authorized; 152,590,803 and 152,134,757 shares issued	152.6	152.1
Treasury stock, at cost, 14,829,332 and 14,679,316 common shares	(969.5)	(961.8)
Additional distributed capital	(410.3)	(426.9)
Retained earnings	2,904.8	2,929.7
Accumulated other comprehensive income	129.1	131.8
Total stockholders’ equity	1,806.7	1,824.9
Total liabilities and stockholders’ equity	$7,323.3	$7,380.1
See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited, dollars in millions, except share and per share data)

	Thirteen Weeks Ended August 30, 2026 and August 24, 2025
	Common Stock, net of Treasury Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in (Distributed) Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2026	137,455,441	$152.1	$(961.8)	$(426.9)	$2,929.7	$131.8	$1,824.9
Dividends declared, $0.38 per share	—	—	—	—	(52.2)	—	(52.2)
Common stock issued	456,046	0.5	—	(0.3)	—	—	0.2
Stock-settled, stock-based compensation expense	—	—	—	15.1	—	—	15.1
Repurchase of common stock and common stock withheld to cover taxes	(150,016)	—	(7.7)	—	—	—	(7.7)
Other	—	—	—	1.8	(1.8)	—	—
Comprehensive income (loss)	—	—	—	—	29.1	(2.7)	26.4
Balance at August 30, 2026	137,761,471	$152.6	$(969.5)	$(410.3)	$2,904.8	$129.1	$1,806.7

Balance at May 25, 2025	139,237,760	$151.4	$(838.0)	$(479.1)	$2,848.9	$54.5	$1,737.7
Dividends declared, $0.37 per share	—	—	—	—	(51.6)	—	(51.6)
Common stock issued	442,575	0.4	—	(0.4)	—	—	—
Stock-settled, stock-based compensation expense	—	—	—	10.6	—	—	10.6
Repurchase of common stock and common stock withheld to cover taxes	(344,924)	—	(18.7)	—	—	—	(18.7)
Other	—	—	—	0.7	0.2	—	0.9
Comprehensive income	—	—	—	—	64.3	46.6	110.9
Balance at August 24, 2025	139,335,411	$151.8	$(856.7)	$(468.2)	$2,861.8	$101.1	$1,789.8

See Condensed Notes to Consolidated Financial Statements.

Lamb Weston Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Cash flows from operating activities
Net income	$29.1	$64.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and debt issuance costs	100.9	95.3
Stock-settled, stock-based compensation expense	15.1	10.6
Equity method investment (earnings) loss, net of distributions	(3.1)	0.2
Deferred income taxes	(11.9)	14.5
Cost Savings Program and Restructuring expenses	24.1	—
Other	11.4	11.6
Changes in operating assets and liabilities:
Receivables	(5.2)	17.6
Inventories	1.5	136.3
Income taxes payable/receivable, net	32.1	22.8
Prepaid expenses and other current assets	34.6	40.2
Accounts payable	59.2	(47.7)
Accrued liabilities	(53.0)	(13.7)
Net cash provided by operating activities	$234.8	$352.0
Cash flows from investing activities
Additions to property, plant and equipment	(88.7)	(77.6)
Additions to other long-term assets	(2.3)	(1.6)
Other	0.1	2.9
Net cash used for investing activities	$(90.9)	$(76.3)
Cash flows from financing activities
Proceeds from short-term borrowings	74.5	305.0
Repayments of short-term borrowings	(44.4)	(466.9)
Repayments of debt and financing obligations	(16.5)	(16.2)
Dividends paid	(52.2)	(51.7)
Repurchase of common stock and common stock withheld to cover taxes	(7.7)	(18.7)
Net cash used for financing activities	$(46.3)	$(248.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.7
Net increase in cash and cash equivalents	98.1	27.9
Cash and cash equivalents, beginning of period	68.2	70.7
Cash and cash equivalents, end of period	$166.3	$98.6
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements present the financial results of Lamb Weston and its consolidated subsidiaries for the thirteen weeks ended August 30, 2026 and August 24, 2025, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).
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
These financial statements and related condensed notes should be read together with the consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (the “Form 10-K”), where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. We filed the Form 10-K with the Securities and Exchange Commission (the “SEC”) on July 24, 2026.
Certain amounts from prior period consolidated financial statements have been reclassified to conform with current period presentation. These reclassifications had no financial impact on previously reported net income, cash flows, or stockholders’ equity.
Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses in public business entities. ASU 2024-03 is effective for our Annual Report on Form 10-K for the fiscal year ending May 28, 2028, and for our Quarterly Reports beginning fiscal year 2029, on a prospective basis, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
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

2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented:

	Thirteen Weeks Ended
(in millions, except per share amounts)	August 30, 2026	August 24, 2025
Numerator:
Net income	$29.1	$64.3

Denominator:
Basic weighted average common shares outstanding	137.6	139.5
Add: Dilutive effect of employee incentive plans (a)	0.5	0.3
Diluted weighted average common shares outstanding	138.1	139.8

Earnings per share:
Basic	$0.21	$0.46
Diluted	$0.21	$0.46
___________________________________________
(a)Potential dilutive shares of common stock under employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock units and performance awards. As of August 30, 2026 and August 24, 2025, we excluded 5.5 million and 1.7 million, respectively, of shares of stock-based awards from the computation of diluted earnings per share because they would be antidilutive.
3. INCOME TAXES
Income tax expense for the periods presented were as follows:

	Thirteen Weeks Ended
(in millions)	August 30, 2026	August 24, 2025
Income before income taxes and equity method earnings	$39.8	$112.8
Equity method investment earnings (loss)	$6.2	$(0.6)
Income tax expense	$16.9	$47.9
Effective tax rate (a) (b)	36.7%	42.7%
___________________________________________
(a)The effective income tax rate is calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings. The effective tax rate varies from the U.S. statutory tax rate of 21% principally due to the impact of U.S. state taxes, foreign taxes and currency, permanent differences, and discrete items.
(b)The thirteen weeks ended August 24, 2025 included $10.2 million of discrete tax expense, primarily related to the establishment of a full valuation allowance against certain international deferred tax assets.
Income Taxes Paid
For the thirteen weeks ended August 30, 2026, we recorded income tax refunds, net of taxes paid of $3.1 million, and for the thirteen weeks ended August 24, 2025, we recorded income taxes paid, net of refunds of $9.7 million.

4. COST SAVINGS PROGRAM AND RESTRUCTURING
We announced a cost savings program (the “Cost Savings Program”) in July 2025 and a restructuring plan (the “Restructuring Plan”) in October 2024. During fiscal 2026 and 2027, we also undertook additional restructuring actions, including the permanent closure of certain production facilities in connection with asset utilization in our International segment, and completed sales of certain non-core assets as part of our Focus to Win strategy. The restructuring activities undertaken in connection with these initiatives, including the Cost Savings Program and Restructuring Plan, are referred to collectively as the “Restructuring Plans”.
We expect to recognize approximately $30 million to $50 million of charges during the remainder of fiscal 2027 in connection with the Restructuring Plans, primarily related to the demolition of our Connell, Washington plant and the closure of our Broekhuizenvorst, the Netherlands plant.
For the thirteen weeks ended August 30, 2026, we recorded $34.2 million of pre-tax charges, of which $10.1 million were cash charges and $24.1 million were non-cash charges. Costs associated with the Restructuring Plans were as follows:

	Thirteen Weeks Ended
(in millions)	August 30, 2026	August 24, 2025
Cost Savings Program and Restructuring Plan expenses related to:
Retirement of assets and other plant charges (a)	$6.9	$1.8
Accelerated depreciation (b)	21.3	—
Potato contract terminations (c)	(1.3)	—
Inventory write-off (c)	0.1	—
Employee-related costs (d)	2.3	8.1
Professional services and other (e)	4.9	22.0
	$34.2	$31.9
___________________________________________
(a)Includes charges related to the write-off of assets at permanently closed production facilities under the Restructuring Plans, impairments of certain non-core assets, and plant charges.
(b)Includes accelerated depreciation related to the announced closure of our manufacturing facility in Broekhuizenvorst, the Netherlands. The facility is expected to operate and produce product through mid-second quarter fiscal 2027.
(c)Primarily reflects the reversal of previously recognized contract termination charges for raw potatoes that we ultimately took delivery of and used in production due to higher-than-expected demand, partially offset by write-offs of inventories, including spare parts, related to the production curtailment under the Restructuring Plans.
(d)Includes employee severance and other one-time termination benefits related to reductions in headcount.
(e)Consists primarily of third-party consulting fees.
The following amounts are included in the Company’s Consolidated Statements of Earnings:

	Thirteen Weeks Ended
(in millions)	August 30, 2026	August 24, 2025
Cost Savings Program and Restructuring Plan expenses included in:
Cost of sales	$20.1	$(0.4)
Cost Savings Program and Restructuring expenses	14.1	32.3
	$34.2	$31.9
Accruals remaining under the Restructuring Plans are recorded as current liabilities within “Accounts payable” and “Accrued liabilities” in the accompanying Consolidated Balance Sheet at August 30, 2026. The following is a roll-forward of accrued restructuring liabilities related to the Restructuring Plans:

(in millions)
Accrued restructuring liability, May 31, 2026	$8.0
Additions	10.1
Payments	(8.6)
Accrued restructuring liability, August 30, 2026	$9.5
5. INVENTORIES
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. The components of inventories were as follows:

(in millions)	August 30, 2026	May 31, 2026
Raw materials and packaging	$114.4	$145.8
Finished goods	730.1	704.2
Supplies and other	120.8	118.5
Inventories	$965.3	$968.5
6. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

(in millions)	August 30, 2026	May 31, 2026
Land and land improvements	$222.4	$221.2
Buildings, machinery and equipment	5,746.7	5,689.0
Furniture, fixtures, office equipment and other	144.2	144.0
Construction in progress	282.0	327.3
Property, plant and equipment, at cost	6,395.3	6,381.5
Less accumulated depreciation	(2,776.4)	(2,691.5)
Property, plant and equipment, net	$3,618.9	$3,690.0
At August 30, 2026 and May 31, 2026, purchases of property, plant and equipment included in accounts payable were $33.1 million and $76.5 million, respectively.
The table below presents a breakdown of depreciation and amortization between Cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) for the thirteen weeks ended August 30, 2026 and August 24, 2025.

	Thirteen Weeks Ended
(in millions)	August 30, 2026	August 24, 2025
Depreciation - COS (a)	$85.8	$82.8
Depreciation - SG&A	3.2	3.4
	$89.0	$86.2

Amortization	$10.8	$7.9
___________________________________________
(a)Depreciation - COS, as noted in the table above, does not include the amount of accelerated depreciation associated with the announced closure of our manufacturing facility in Broekhuizenvorst, the Netherlands. The facility is expected to operate and produce product through mid-second quarter fiscal 2027. See Note 4 Cost Savings Program and Restructuring for additional information on the closure.
Interest capitalized within construction in progress for the thirteen weeks ended August 30, 2026 and August 24, 2025, was $3.1 million and $5.4 million, respectively.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents changes in goodwill balances, by segment, for the thirteen weeks ended August 30, 2026:

(in millions)	North America	International	Total
Balance at May 31, 2026	$780.3	$349.8	$1,130.1
Foreign currency translation adjustment	(3.6)	(1.6)	(5.2)
Balance at August 30, 2026	$776.7	$348.2	$1,124.9
Other identifiable intangible assets were as follows:

	August 30, 2026				May 31, 2026
(in millions, except useful lives)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizing intangible assets (a)	12	$139.5	$(53.4)	$86.1	12	$140.2	$(51.5)	$88.7
Non-amortizing intangible assets (b)	n/a	20.5	—	20.5	n/a	19.6	—	19.6
		$160.0	$(53.4)	$106.6		$159.8	$(51.5)	$108.3
___________________________________________
(a)Amortizing intangible assets are primarily comprised of licensing agreements, brands and customer relationships. Foreign intangible assets are affected by foreign currency translation.
(b)Non-amortizing intangible assets represent brands, trademarks, and carbon credit purchases that are held and applied to settle environmental credit obligations within compliance periods. As of August 30, 2026 and May 31, 2026, we held $2.4 million and $1.6 million, respectively, of carbon credits to be applied in future periods.
8. OTHER ASSETS
The components of other assets were as follows:

(in millions)	August 30, 2026	May 31, 2026
Capitalized software costs (a)	$168.4	$175.8
Equity method investments (b)	54.4	51.1
Property, plant and equipment deposits	35.3	33.9
Other	59.1	64.9
Other assets	$317.2	$325.7
___________________________________________
(a) Capitalized software costs are generally amortized over three to seven years once implemented.
(b) Equity method investments include our 50% ownership in Lamb-Weston/RDO Frozen (“Lamb Weston RDO”), our joint venture with RDO Frozen Co., which is included in our North America segment.
9. ACCRUED LIABILITIES
The components of accrued liabilities were as follows:

(in millions)	August 30, 2026	May 31, 2026
Accrued trade promotions	$99.5	$100.3
Compensation and benefits	91.1	162.4
Dividends payable to shareholders	52.3	52.2
Taxes payable	27.6	26.7
Current portion of operating lease obligations	28.1	27.7
Plant accruals	28.0	33.4
Accrued interest	26.5	35.0
Derivative liabilities and payables	5.9	4.1
Other	68.8	40.6
Accrued liabilities	$427.8	$482.4

10. DEBT AND FINANCING OBLIGATIONS
The components of our debt, including financing obligations, were as follows:

	August 30, 2026		May 31, 2026
(in millions)	Amount	Interest Rate	Amount	Interest Rate
Short-term borrowings:
Revolving credit facility	$260.7	3.560%	$215.7	3.830%
Other credit facilities (a)	18.6	(a)	33.7	(a)
	279.3		249.4
Long-term debt:
Term A-3 loan facility, due January 2030 (b)	376.9	5.670%	382.5	6.060%
Term A-4 loan facility, due May 2029 (b)	292.5	6.690%	296.6	6.690%
Term A-5 loan facility, due September 2031 (b)	462.5	5.660%	468.8	5.660%
RMB loan facility, due August 2029	20.5	3.800%	20.7	3.800%
RMB loan facility, due May 2031	104.0	3.800%	103.5	3.800%
Euro term loan facility, due May 2029	231.7	3.650%	233.2	3.430%
4.875% senior notes, due May 2028	500.0	4.875%	500.0	4.875%
4.125% senior notes, due January 2030	970.0	4.125%	970.0	4.125%
4.375% senior notes, due January 2032	700.0	4.375%	700.0	4.375%
	3,658.1		3,675.3
Financing obligations:
Lease financing obligations due on various dates through 2040	3.8		4.0
Total debt and financing obligations	3,941.2		3,928.7
Debt issuance costs (c)	(12.6)		(13.5)
Short-term borrowings	(279.3)		(249.4)
Current portion of long-term debt and financing obligations	(70.8)		(70.6)
Long-term debt and financing obligations, excluding current portion	$3,578.5		$3,595.2
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
(c)Excludes debt issuance costs of $2.7 million and $2.9 million as of August 30, 2026 and May 31, 2026, respectively, related to our revolving credit facility, which are recorded in “Other assets” on our Consolidated Balance Sheets.
As of August 30, 2026, we had $1,239.3 million of available liquidity under our revolving credit facility.
For the thirteen weeks ended August 30, 2026 and August 24, 2025, we paid $56.9 million and $62.3 million of interest on debt, respectively.
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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	As of August 30, 2026
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$26.4	$—	$26.4
Derivative liabilities (a)	—	(5.9)	—	(5.9)
Deferred compensation liabilities (b)	—	(27.8)	—	(27.8)
Fair value, net	$—	$(7.3)	$—	$(7.3)

	As of May 31, 2026
(in millions)	Level 1	Level 2	Level 3	Fair Value of Assets (Liabilities)
Derivative assets (a)	$—	$25.3	$—	$25.3
Derivative liabilities (a)	—	(4.1)	—	(4.1)
Deferred compensation liabilities (b)	—	(25.5)	—	(25.5)
Fair value, net	$—	$(4.3)	$—	$(4.3)
___________________________________________
(a)Derivative assets and liabilities included in Level 2 primarily represent commodity swaps, option contracts, and currency contracts. The fair value of our Level 2 derivatives were determined using valuation models that use market observable inputs including both forward and spot prices for commodities and foreign currency. Derivative assets are presented within “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and derivative liabilities are presented within “Accrued liabilities” on our Consolidated Balance Sheets.
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
As of August 30, 2026, we had $2,925.0 million of fixed-rate and $1,012.4 million of variable-rate debt outstanding. Based on current market rates, the fair value of our fixed-rate debt was estimated to be $2,843 million as of August 30, 2026. Any differences between the book value and fair value are due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. The fair value of our variable-rate term debt approximates the carrying amount and approximates current market prices.
12. STOCKHOLDERS’ EQUITY
Share Repurchase Program
Our Board of Directors (the “Board”) has authorized a program, with no expiration date, to repurchase up to $750.0 million of our common stock. Repurchases under this share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or through privately negotiated transactions or accelerated share repurchases or other structured transactions. There were no share repurchases under the program during the first quarter of fiscal 2027. Approximately $245 million remains authorized for repurchase under our share repurchase program.

Dividends
During the thirteen weeks ended August 30, 2026, we paid $52.2 million of cash dividends to our common stockholders. We also paid an additional $52.3 million of cash dividends on September 4, 2026, to stockholders of record as of August 7, 2026. On October 5, 2026, the Board declared a cash dividend of $0.38 per share of common stock, payable on December 4, 2026, to stockholders of record on November 6, 2026.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income, net of taxes, as of August 30, 2026, were as follows:

(in millions)	Foreign Currency Translation Gain	Pension and Post-Retirement Benefits	Accumulated Other Comprehensive Income
Balance as of May 31, 2026	$131.0	$0.8	$131.8
Other comprehensive income before reclassifications, net of tax	(2.5)	(0.2)	(2.7)
Balance as of August 30, 2026	$128.5	$0.6	$129.1
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
Our chief operating decision maker group (the “CODM group”) is made up of our executive chair and president and chief executive officer. The CODM group receives periodic management reports under our segment structure. Our disclosure presents significant segment expenses based on updated reporting, which is now regularly provided to the CODM group. The Company measures profit or loss for each reportable segment using segment adjusted earnings before interest, taxes, depreciation, amortization, unrealized mark-to-market derivative gains and losses (which are a component of both cost of sales and selling, general and administrative expenses), foreign currency exchange gains and losses (which are a component of selling, general and administrative expenses), stock-based compensation expense (which is a component of selling, general and administrative expense), and comparability items (which are a component of both cost of sales and selling, general and administrative expenses) (“Segment Adjusted EBITDA”)
Net sales and Segment Adjusted EBITDA inform operating decisions, performance assessment, and resource allocation decisions at the segment level. The CODM group uses net sales and Segment Adjusted EBITDA in the annual operating plan and forecasting process and considers actual versus plan variances in assessing the performance of each segment. Total asset information by segment is not regularly provided to the CODM group or utilized for purposes of assessing performance or allocating resources by segment and the amount of net sales for each of our segments generated from these facilities can change from fiscal year to fiscal year. As a result, such information has not been presented below. The manufacturing assets are shared across both reporting segments. As shown in the table below, we allocate depreciation and amortization to our reporting segments based primarily on net sales generated in each segment.

The following table illustrates reportable segment net sales and Segment Adjusted EBITDA for the thirteen weeks ended August 30, 2026 and August 24, 2025, respectively.

	Thirteen Weeks Ended
	August 30, 2026			August 24, 2025
(in millions)	North America	International	Total	North America	International	Total
Net sales	$1,141.4	$528.9	$1,670.3	$1,084.6	$574.7	$1,659.3
Less significant segment expenses:
Cost of sales	846.1	506.4		807.1	515.2
Selling, general and administrative expenses	74.6	36.9		74.4	39.3
Other segment items (a)	(6.2)	—		0.6	—
Add depreciation and amortization	60.4	40.9		57.5	37.0
Segment Adjusted EBITDA	$287.3	$26.5	$313.8	$260.0	$57.2	$317.2

Unallocated corporate costs (b)			(28.2)			(15.0)
Depreciation and amortization			101.8			96.3
Unrealized derivative (gains) losses			0.7			(4.9)
Foreign currency exchange (gains) losses			12.4			(4.7)
Stock-based compensation			15.1			10.6
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses (c)			34.2			31.9
Legal proceedings and other claims (d)			33.0			—
Shareholder activism expense (e)			—			4.0
Pension settlement (f)			—			13.1
Interest expense, net			42.4			43.7
Income before income taxes			46.0			112.2
Income tax expense			16.9			47.9
Net income			$29.1			$64.3
__________________________________________
(a)Other segment items include (earnings) or loss from equity method investments.
(b)Unallocated corporate costs include costs related to corporate support staff and support services, which include, but are not limited to, our administrative, information technology, human resources, finance, and accounting functions that are not specifically allocated to the segments. In the table, unallocated corporate costs exclude unrealized derivative gains and losses, foreign currency exchange gains and losses, stock-based compensation expense, and other items impacting comparability. These items are added back to reconcile Segment Adjusted EBITDA to net income.
(c)Cost Savings Program, Restructuring Plan, and other expenses relate to costs incurred under the Restructuring Plans. See Note 4, Cost Savings Program and Restructuring, of these Condensed Notes to Consolidated Financial Statements for additional information.
(d)Represents accruals for legal proceedings and other claims as described in Note 14, Commitments, Contingencies, Guarantees and Legal Proceedings, of these Condensed Notes to Consolidated Financial Statements.
(e)Represents advisory fees related to shareholder activism matters.
(f)Represents costs associated with fully funding the Company’s defined benefit pension plan, enabling lump sum payments to participants and transferring the remaining obligations and related plan assets to an insurer through a group annuity contract.

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
Legal Proceedings
In June 2024, two putative class actions were filed in the U.S. District Court for the District of Idaho against the Company and certain of our current and former executive officers alleging violations of the federal securities laws. The lawsuits were consolidated in November 2024. The amended consolidated complaint alleges the defendants made misrepresentations and omissions regarding the design and implementation of our enterprise resource planning (“ERP”) system and the Company’s pricing practices. The complaint asserts claims on behalf of a proposed class of purchasers of the Company’s common stock between July 25, 2023 and December 19, 2024. On April 25, 2025, defendants filed a motion to dismiss. On May 12, 2026, the court granted the motion to dismiss in part and denied it in part. The court dismissed claims related to certain ERP-related statements and in turn shortened the potential class period. The court also dismissed all claims related to the Company’s pricing practices. The plaintiffs filed a second amended complaint on June 11, 2026. On August 10, 2026, defendants filed a motion to dismiss the second amended complaint. Plaintiffs filed their opposition to the motion to dismiss on October 2, 2026, and defendants’ reply is due October 23, 2026. In June 2025, a purported Company stockholder filed a verified stockholder derivative complaint (nominally on behalf of the Company) in the U.S. District Court for the District of Delaware against certain of our current and former directors and officers, alleging violations of the federal securities laws and breach of fiduciary duty stemming from the same or similar purported misrepresentations and omissions regarding the design and implementation of our enterprise resource planning system as the putative class actions. In June 2026, a similar stockholder derivative complaint was filed in the U.S. District Court for the District of Delaware by another purported Company stockholder. These derivative lawsuits have been consolidated for all pre-trial proceedings and trial and stayed pending resolution of the motion to dismiss the second amended complaint in the securities class action. In August 2026, a purported Company stockholder filed a similar stockholder derivative complaint in the Delaware Court of Chancery. This lawsuit has been stayed pending resolution of the motion to dismiss the second amended complaint in the securities class action. We believe the lawsuits lack merit and intend to vigorously defend against the allegations. We are currently unable to predict the outcome of these matters or estimate the range of potential loss, if any, that may result.
In November 2024, a class action complaint was filed in the U.S. District Court for the Northern District of Illinois against the Company, certain of our subsidiaries and a number of other producers of frozen potato products alleging violations of antitrust laws. Additional class action complaints were later filed in the same court, based on similar allegations, bringing antitrust claims on behalf of putative classes of direct purchasers, commercial and institutional indirect purchasers, and end-consumer indirect purchasers. Some complaints named additional defendants. The complaints were ordered to be consolidated and amended. On October 6, 2025, plaintiffs filed three consolidated complaints on behalf of their putative classes, asserting amended claims against the Company, certain of our subsidiaries, other producers of frozen potato products, and a data provider. The consolidated complaints allege, among other things, that beginning at least as early as January 1, 2021, the defendants conspired to raise the price of frozen potato products above competitive levels in violation of U.S. antitrust laws by coordinating prices of frozen potato products and imposing lockstep price increases, allegedly facilitated by the exchange of non-public information about prices and production. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, and consumer protection statutes. The relief sought in the complaints includes treble damages, injunctive relief, equitable monetary relief, pre- and post-judgment interest, costs and attorneys’ fees. On December 5, 2025, defendants filed a motion to dismiss. On September 17, 2026, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing certain state law claims while allowing the federal law claims and other state law claims to proceed to discovery. Class actions based on similar allegations have also been filed in Canada, in the Supreme Court of British Columbia and the Superior Court of Quebec. On December 15, 2025, the Superior Court of Quebec terminated the Quebec action due to lack of service. We believe these complaints lack merit and intend to vigorously defend against the allegations. We are currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

The Company and several other defendants have been named in a putative class action that was filed by private plaintiffs in the U.S. District Court for the District of Oregon, alleging that the defendants’ business operations contributed to excessive nitrate levels in the groundwater for the lower Umatilla River basin in Eastern Oregon. The Company operates french fry production facilities in the region. In June 2026, the court denied a motion to dismiss the lawsuit, and the case is currently scheduled for trial in September 2027. It has been publicly reported that another defendant in the lawsuit involving the Company settled with the plaintiffs in August 2026. In addition, another party recently settled a related lawsuit involving the same lead plaintiff. We continue to believe the plaintiffs’ claims against the Company lack merit and will continue to vigorously defend against the allegations. We are currently unable to predict the outcome of this matter, however, our accrual for legal proceedings and other claims includes an accrual for this matter that represents our best current estimate of probable losses.
We are also a party to various other legal actions arising in the ordinary course of our business. These claims, legal proceedings and litigation principally arise from alleged casualty, product liability, employment, and other disputes. In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, we believe the outcome of any of these other matters that are pending or threatened will not have a material adverse effect on our financial condition, results of operations, or cash flows.
At August 30, 2026, the Company’s current liabilities included accruals for legal proceedings and other claims of $33.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations, which we refer to as “MD&A,” should be read in conjunction with our condensed consolidated financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (the “Form 10-K”), which we filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on July 24, 2026.
Forward-Looking Statements
This report, including the MD&A, contains forward-looking statements within the meaning of the federal securities laws. Words such as “expect,” “intend,” “continue,” “advance,” “deliver,” “enable,” “optimize,” “remain,” “support,” “grow,” “reduce,” “focus,” “manage,” “believe,” “anticipate,” “will,” “may,” “estimate,” “outlook,” and variations of such words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our business and financial outlook and prospects, our plans and strategies and anticipated benefits therefrom, including with respect to the Cost Savings Program and other cost savings or efficiency initiatives, anticipated capital expenditures and investments, input and other costs, cash flows, liquidity, dividends, anticipated conditions in our industry and the global economy. These forward-looking statements are based on management’s current expectations and are subject to uncertainties and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect these forward-looking statements and our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: consumer preferences, including restaurant traffic in North America and our international markets, and an uncertain general economic environment, including as a result of tariffs and other trade policies, inflationary pressures and recessionary concerns, any of which could adversely impact our business, financial condition or results of operations, including as a result of impacts on the demand and prices for our products; the competitive environment and related conditions in the markets in which we operate; the availability and prices of raw materials and other commodities; operational challenges; our ability to successfully implement the Cost Savings Program or other cost savings or efficiency initiatives, including achieving the expected benefits of those activities and possible changes in the size and timing of related charges; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security, as well as difficulties, disruptions or delays in implementing new technology; levels of labor and people-related expenses; our ability to successfully execute our long-term value creation strategies, including our Focus to Win strategy; our ability to execute on large capital projects; political and economic conditions in the countries in which we conduct business and other factors related to our international operations; disruptions in the global economy caused by conflicts such as the wars in Ukraine and the Middle East and the possible related heightening of our other known risks; the ultimate outcome of litigation or any product recalls or withdrawals; changes in our relationships with our growers or significant customers; impacts on our business due to health pandemics or other contagious outbreaks, such as the COVID-19 pandemic, including impacts on demand for our products, increased costs, disruption of supply, other constraints in the availability of key commodities and other necessary services or restrictions imposed by public health authorities or governments; disruption of our access to export mechanisms; risks associated with integrating acquired businesses; risks associated with other possible acquisitions; our debt levels; actions of governments and regulatory factors affecting our businesses; our ability to pay regular quarterly cash dividends or otherwise return capital to shareholders and the amounts and timing of any future dividends or other shareholder returns; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility for updating these statements, except as required by law.
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

This MD&A is provided as a supplement to the consolidated financial statements and related condensed notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have also presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted Selling, General and Administrative expenses (“SG&A”), and Adjusted Income Tax Expense, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. We also present net sales excluding FX. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, and Adjusted Income Tax Expense and a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, net income, gross profit, SG&A, income tax expense, or net sales, as applicable. For more information, refer to the “Results of Operations” and “Non-GAAP Financial Measures” sections below.
Executive Summary
Our first quarter results reflect continued momentum in North America and our ongoing progress advancing our Focus to Win strategy.
In our North America segment, we delivered a 7% increase in sales volume resulting in a 5% increase in net sales and an 11% increase in Segment Adjusted EBITDA.
In our International segment, EMEA continues to face challenging market conditions. Segment Adjusted EBITDA improved sequentially versus the fiscal fourth quarter 2026 as we worked through prior year crop carry in costs. We have taken action to balance our network utilization as demonstrated by ending production at our Broekhuizenvorst, the Netherlands facility and successfully transitioning customer fulfillment within our network. These actions have enabled further cost optimization.
We believe that our cash generation remains strong as we generated $235 million in cash provided by operating activities during the quarter.
During the quarter, we returned $52 million to shareholders through our quarterly dividend.
Outlook
Our updated full-year 2027 fiscal outlook, on a 52-week comparable basis, includes net sales growth of low single-digits and earnings growth of mid single-digits. We expect low single-digit sales volume growth and price/mix to be flat to up slightly for the year. Fiscal year 2027 is a 52-week period versus a 53-week period in fiscal year 2026.
We are experiencing inflationary pressure across key cost inputs and freight. Our teams are managing this cost inflation through disciplined actions, including proactive cost savings and review of contract price escalation terms. We are on track to deliver additional cost savings in fiscal 2027 under our Cost Savings Program.

Results of Operations
Thirteen Weeks Ended August 30, 2026 compared to Thirteen Weeks Ended August 24, 2025
Net Sales and Segment Adjusted EBITDA

	Thirteen Weeks Ended
(in millions, except percentages)	August 30, 2026	August 24, 2025	% Increase (Decrease)	% Increase (Decrease) excl. FX
Segment net sales
North America	$1,141.4	$1,084.6	5%	5%
International	528.9	574.7	(8)%	(8)%
	$1,670.3	$1,659.3	1%	—%

Segment Adjusted EBITDA
North America	$287.3	$260.0	11%
International	26.5	57.2	(54)%
Net Sales
Net sales for the first quarter of fiscal 2027 increased $11.0 million to $1,670.3 million compared to the prior year quarter, including an immaterial favorable foreign currency (“FX”) impact. Net sales excluding FX was essentially flat over the prior year quarter, as a 2% increase in sales volume was offset by a 2% decline in price/mix.
North America segment net sales, which includes all sales to customers in the U.S., Canada, and Mexico, increased $56.8 million, or 5%, to $1,141.4 million. Sales volume increased 7% compared to the prior year quarter driven by customer wins and higher demand from existing customers. Price/mix declined 2%, resulting from price and trade support for customers and continued mix shift toward faster-growing chain customers and private-label products, which generally carry lower margins than other channels.
International segment net sales, which includes all sales to customers outside of North America, declined $45.8 million, or 8%, to $528.9 million over the prior year quarter. Sales volume declined 6% and price/mix declined 2%.
Gross Profit
Gross profit declined $75.9 million versus the prior year quarter to $266.5 million. Adjusted Gross Profit declined $22.1 million versus the prior year quarter to $316.8 million, primarily reflecting unfavorable global price/mix and increased manufacturing costs per pound, mostly in the International segment. Total manufacturing cost per pound increased due to the carry in of prior year costs, underutilized international production facilities and inflationary pressures across key input categories globally, including fuel and freight costs. These higher costs were partially offset by benefits from cost savings initiatives, lapping of Argentina start-up costs, and approximately $5 million in tariff refunds.
Selling, General and Administrative Expenses
SG&A increased $16.6 million versus the prior year quarter to $170.2 million. Adjusted SG&A increased $6.8 million versus the prior year quarter to $139.2 million, primarily the result of lapping $7.3 million of non-recurring miscellaneous income in the first quarter fiscal 2026. Cost savings mostly offset increases in outside services and fixed expense.
Net Income, Adjusted EBITDA and Segment Adjusted EBITDA
Net income declined $35.2 million from the prior year quarter to $29.1 million.
Adjusted EBITDA declined $16.6 million versus the prior year quarter to $285.6 million, reflecting lower Adjusted Gross Profit and higher Adjusted SG&A.

North America Segment Adjusted EBITDA increased $27.3 million to $287.3 million compared to the prior year quarter. Higher sales volumes, cost savings initiatives, and approximately $5 million in tariff refunds, as well as an increase in equity method investment earnings, more than offset price and trade support for customers, customer and product mix and inflation in key input cost categories.
International Segment Adjusted EBITDA declined $30.7 million to $26.5 million compared to the prior year quarter. The decrease was primarily attributable to lower sales volume and lower net sales mostly in Europe and higher manufacturing costs per pound including the impact of the carry in of prior year higher costs, factory underutilization and inflation, including higher fuel costs.
Interest Expense, Net
Interest expense, net declined $1.3 million, versus the prior year quarter, to $42.4 million, driven by lower outstanding debt balances.
Income Tax Expense
Income tax expense for the first quarter of fiscal 2027 and 2026 was $16.9 million and $47.9 million, respectively. The effective income tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 36.7% and 42.7% in the first quarter of fiscal 2027 and 2026, respectively. The effective tax rate for our current quarter reflects the impacts of comparability items, most notably the expenses related to our Cost Savings Program and Restructuring Plan, as discussed in more detail in the Reconciliations of Non-GAAP Financial Measures. In addition, we recorded $10.2 million of discrete tax expense in the first quarter of fiscal 2026, primarily related to the establishment of a full valuation allowance against certain international deferred tax assets. Excluding the impact of these items, the Company’s effective tax rate was 27.2% for the first quarter of fiscal 2027, versus 30.2% for the prior year quarter. Compared to the first quarter of fiscal 2026, the effective tax rate excluding the impact of these items is lower primarily due to having a smaller proportion of losses with no expected tax benefits in certain jurisdictions.
Equity Method Investment Earnings (Loss)
Equity method investment earnings (loss) from unconsolidated joint ventures were earnings of $6.2 million and losses of $0.6 million for the first quarter of fiscal 2027 and 2026, respectively. The increase of $6.8 million in earnings was primarily the result of higher sales volumes and gross margin, including a more favorable mix of sales. The results for the current and prior year quarters reflect earnings associated with our 50% interest in Lamb Weston/RDO Frozen, an unconsolidated potato processing joint venture in Minnesota.
Liquidity and Capital Resources
Sources and Uses of Cash
As of August 30, 2026, we had $166.3 million of cash and cash equivalents, with $1,239.3 million additional amounts available for borrowing under our revolving credit facility. We believe we have sufficient liquidity to meet our business requirements for the next 12 months and the foreseeable future thereafter. Cash generated by operations, supplemented by our cash and cash equivalents and availability under our revolving credit facility, are our primary sources of liquidity for funding our business requirements. Our funding requirements include capital expenditures, changes in working capital, and returning cash to shareholders in the form of cash dividends and share repurchases. These expenditures could increase or decrease as a result of our financial results, future economic conditions, supply chain constraints for equipment, our regulatory compliance requirements, and other factors.

Cash Flows
Below is a summary table of our cash flows, followed by a discussion of the sources and uses of cash through operating, investing, and financing activities:

	Thirteen Weeks Ended
(in millions)	August 30, 2026	August 24, 2025
Net cash flows provided by (used for):
Operating activities	$234.8	$352.0
Investing activities	(90.9)	(76.3)
Financing activities	(46.3)	(248.5)
	97.6	27.2
Effect of exchange rate changes on cash and cash equivalents	0.5	0.7
Net increase in cash and cash equivalents	98.1	27.9
Cash and cash equivalents, beginning of period	68.2	70.7
Cash and cash equivalents, end of period	$166.3	$98.6
Operating Activities
Compared with the first quarter of fiscal 2026, cash provided by operating activities decreased $117.2 million to $234.8 million in the first quarter of fiscal 2027. Cash provided by operating activities in the prior-year quarter benefited from a $136.3 million improvement in inventories as we were beginning our Cost Savings Program. Current cash provided by operating activities benefited by $59.2 million from an increase in accounts payable as we work with supplier partners to improve terms. Other changes to working capital items were attributed to normal course of business. Furthermore, reported net income declined by $35.2 million.
Investing Activities
Investing activities used $90.9 million of cash in the first quarter of fiscal 2027, compared with $76.3 million in the first quarter of fiscal 2026. Expenditures in the first quarter of fiscal 2027 primarily related to production facility modernization efforts. Expenditures in the first quarter of fiscal 2026 primarily related to our investments to expand our french fry capacity in Argentina.
Financing Activities
During the first quarter of fiscal 2027, we had net proceeds of $30.1 million, reflecting amounts outstanding under our revolving credit facilities. We paid $52.2 million in cash dividends to common stockholders and repaid $16.5 million of debt and financing obligations.
During the first quarter of fiscal 2026, we made net payments of $161.9 million under our revolving credit facilities. We used $18.7 million of cash to repurchase 187,259 shares of our common stock at an average price of $55.34 per share and withheld 157,665 shares from employees to cover income and payroll taxes on equity awards that vested during the period. In addition, we paid $51.7 million in cash dividends to common stockholders during the first quarter of fiscal 2026 and repaid $16.2 million of debt and financing obligations.
For more information about our debt, see Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report and Note 8, Debt and Financing Obligations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Form 10-K. At August 30, 2026, we were in compliance with the covenants contained in our debt agreements.
Obligations and Commitments
There have been no material changes to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.
See Note 10, Debt and Financing Obligations, of the Condensed Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this report for more information.

Non-GAAP Financial Measures
To supplement the financial information included in this report, we have presented Adjusted EBITDA, Adjusted Gross Profit, Adjusted SG&A, and Adjusted Income Tax Expense, each of which is considered a non-GAAP financial measure. We also present net sales excluding FX, which provides information on net sales as if foreign currency exchange rates had remained constant between the current and prior-year periods. Management uses these non-GAAP financial measures to assist in analyzing what management views as our core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding impacts of foreign currency exchange translation and unrealized mark-to-market derivative gains and losses and other items affecting comparability between periods; (ii) permit investors to view our operating and financial performance using the same tools that management uses to evaluate performance across periods and to make budgeting, operating, and strategic decisions; and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our operating and financial performance. In addition, we believe that the presentation of these non-GAAP financial measures, when considered together with their most directly comparable GAAP financial measure and corresponding reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting our underlying business than could be obtained absent these disclosures.
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
The following table reconciles net income to Adjusted EBITDA:

		Thirteen Weeks Ended
(in millions)		August 30, 2026	August 24, 2025
Net income		$29.1	$64.3
Interest expense, net		42.4	43.7
Income tax expense		16.9	47.9
Income from operations including equity method investment earnings		88.4	155.9
Depreciation and amortization		101.8	96.3
Unrealized derivative (gains) losses		0.7	(4.9)
Foreign currency exchange (gains) losses		12.4	(4.7)
Stock-based compensation		15.1	10.6
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses	(a)	34.2	31.9
Legal proceedings and other claims	(b)	33.0	—
Shareholder activism expense	(c)	—	4.0
Pension settlement	(d)	—	13.1
Adjusted EBITDA		$285.6	$302.2
___________________________________________
(a)For more information about the Cost Savings Program and Restructuring Plan, see Note 4, Cost Savings Program and Restructuring, in the Condensed Notes to Consolidated Financial Statements (unaudited), within “Part I, Item I. Financial Statements” of this Form 10-Q.
(b)Represents accruals for legal proceedings and other claims. See Note 14, Commitments, Contingencies, Guarantees and Legal Proceedings, in the Condensed Notes to Consolidated Financial Statements (unaudited), within “Part I, Item I. Financial Statements” of this Form 10-Q.
(c)Represents advisory fees related to shareholder activism matters.
(d)Represents costs associated with fully funding the Company’s defined benefit pension plan, enabling lump sum payments to participants and transferring the remaining obligations and related plan assets to an insurer through a group annuity contract.

The following tables reconcile gross profit to Adjusted Gross Profit, SG&A to Adjusted SG&A, and Income Tax Expense (Benefit) to Adjusted Income Tax Expense for the thirteen weeks ended August 30, 2026 and August 24, 2025.

	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025	August 30, 2026	August 24, 2025	August 30, 2026	August 24, 2025
(in millions)	Gross Profit		Selling, General and Administrative		Income Tax Expense (Benefit)
As reported	$266.5	$342.4	$170.2	$153.6	$16.9	$47.9
Unrealized derivative gains and losses	(0.6)	(3.1)	(1.3)	1.8	0.1	(1.1)
Foreign currency exchange gains and losses	—	—	(12.4)	4.7	2.2	(0.8)
Stock-based compensation	—	—	(15.1)	(10.6)	2.5	1.6
Items impacting comparability:
Cost Savings Program, Restructuring Plan, and other expenses	20.1	(0.4)	—	—	8.9	7.7
Legal proceedings and other claims	30.8	—	(2.2)	—	7.9	—
Shareholder activism expense	—	—	—	(4.0)	—	0.9
Pension settlement	—	—	—	(13.1)	—	3.0
Total adjustments	50.3	(3.5)	(31.0)	(21.2)	21.6	11.3
Adjusted	$316.8	$338.9	$139.2	$132.4	$38.5	$59.2
The following table reconciles net sales to net sales excluding FX for the thirteen weeks ended August 30, 2026.

(in millions)	Net Sales	FX	Net Sales excl. FX
Thirteen Weeks Ended August 30, 2026
North America	$1,141.4	$(2.4)	$1,139.0
International	528.9	(1.7)	527.2
	$1,670.3	$(4.1)	$1,666.2
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.
Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K. There were no material changes to these critical accounting policies and estimates during the first quarter of fiscal 2027.
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
There have been no material changes to our market risk during the thirteen weeks ended August 30, 2026. For additional information, refer to “Item 1A. Risk Factors—Business and Operating Risks” and “Item 7A, Quantitative and Qualitative Disclosures about Market Risk”, in the Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 30, 2026, and determined that there were no changes in our internal control over financial reporting during the quarter ended August 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Total shares of Lamb Weston common stock purchased by the Company during the thirteen weeks ended August 30, 2026, were as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (in millions) (b)
June 01, 2026 through June 28, 2026	1,505	$44.68	—	$245
June 29, 2026 through July 26, 2026	15,652	$46.51	—	$245
July 27, 2026 through August 30, 2026	132,859	$52.66	—	$245
Total	150,016
___________________________________________
(a)Represents shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)On December 19, 2024, we announced that the Board of Directors (the “Board”) increased our total share repurchase authorization under our existing $500 million share repurchase program by $250 million to an aggregate amount of $750 million. As of August 30, 2026, approximately $245 million remained authorized and available for repurchase under the program. The program has no expiration date. Repurchases under our share repurchase program may be made at our discretion from time to time on the open market, subject to applicable laws, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 under the Exchange Act, or through privately negotiated transactions or accelerated share repurchases or other structured transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended August 30, 2026, no such plans or arrangements were adopted or terminated, including by modification.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Lamb Weston Holdings, Inc. Restricted Stock Unit Agreement (FY2027 Awards)

10.2	Form of Lamb Weston Holdings, Inc. Performance Share Agreement (FY2027 Awards)

10.3	Form of Lamb Weston Holdings, Inc. Executive Chair Restricted Stock Unit Agreement (FY2027 Awards)

10.4
Lamb Weston Holdings, Inc. 2026 Equity and Incentive Compensation Plan, incorporated herein by reference to Exhibit 4.4 of Lamb Weston Holdings, Inc.’s Registration Statement on Form S-8 filed on September 23, 2026 (File No. 333-299094)

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
(Principal Financial Officer)

Dated this 6th day of October, 2026